Form 10-Q
period 2018-06-30
GreenSky, Inc.
filed 2018-08-10
CIK 1712923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

☒	Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38506
GreenSky, Inc.
(Exact name of registrant as specified in its charter)
DELAWARE
(State or other jurisdiction of incorporation or organization)
82-2135346
(I.R.S. Employer Identification No.)
5565 Glenridge Connector, Suite 700, Atlanta Georgia
Registrant’s Telephone Number, Including Area Code: (678) 264-6105
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s Class A common stock as of August 10, 2018 was 57,650,251 shares.
* The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since it became subject to such reporting requirements on May 23, 2018.

GreenSky, Inc.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, our operations and financial performance. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part II, Item 1A “Risk Factors.” The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

GreenSky, Inc.
CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars in thousands, except share data)

	June 30, 2018	December 31, 2017

Assets
Cash	$236,629	$224,614
Restricted cash	142,542	129,224
Loan receivables held for sale, net	43,489	73,606
Accounts receivable, net	20,424	18,358
Related party receivables	335	218
Property, equipment and software, net	8,518	7,848
Deferred tax assets, net	301,358	—
Other assets	5,401	9,021
Total assets	$758,696	$462,889

Liabilities, Temporary and Permanent Equity (Deficit)
Liabilities
Accounts payable	$6,342	$6,845
Accrued compensation and benefits	6,451	7,677
Other accrued expenses	1,077	1,606
Finance charge reversal liability	107,047	94,148
Term loan	387,979	338,263
Tax receivable agreement liability	255,823	—
Related party liabilities	825	1,548
Other liabilities	39,612	38,841
Total liabilities	805,156	488,928

Commitments, Contingencies and Guarantees (Note 12)
Temporary Equity (Note 16)
Redeemable preferred units	—	430,348
Permanent Equity (Deficit)
Class A common stock, par value of $.01 and 57,650,251 shares issued and outstanding at June 30, 2018 and 0 shares issued and outstanding at December 31, 2017	576	—
Class B common stock, par value of $.001 and 128,983,353 shares issued and outstanding at June 30, 2018 and 0 shares issued and outstanding at December 31, 2017	129	—
Additional paid-in capital	15,373	(554,906)
Retained earnings	5,482	98,519
Noncontrolling interest	(68,020)	—
Total permanent equity (deficit)	(46,460)	(456,387)
Total liabilities, temporary and permanent equity (deficit)	$758,696	$462,889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Transaction fees	$90,197	$71,452	$161,137	$126,373
Servicing and other	15,507	10,968	29,893	21,384
Total revenue	105,704	82,420	191,030	147,757
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	33,765	23,193	69,895	46,492
Compensation and benefits	15,585	13,167	31,928	25,597
Sales and marketing	1,038	339	1,866	572
Property, office and technology	3,137	2,754	5,859	5,280
Depreciation and amortization	1,067	909	2,037	1,875
General and administrative	4,074	4,226	8,247	8,006
Related party expenses	230	493	813	1,004
Total costs and expenses	58,896	45,081	120,645	88,826
Operating profit	46,808	37,339	70,385	58,931
Other income/(expense), net
Interest income	1,482	1,594	2,802	2,531
Interest expense	(5,787)	(110)	(11,378)	(174)
Other gains/(losses)	(93)	(230)	(795)	(684)
Total other income/(expense), net	(4,398)	1,254	(9,371)	1,673
Income before income tax expense	42,410	38,593	61,014	60,604
Income tax expense	1,594	—	1,594	—
Net income	$40,816	$38,593	$59,420	$60,604
Less: Net income attributable to noncontrolling interests	35,266	N/A	53,870	N/A
Net income attributable to GreenSky, Inc.	$5,550	N/A	$5,550	N/A

Earnings per share of Class A common stock(1):
Basic	$0.10	N/A	$0.10	N/A
Diluted	$0.09	N/A	$0.09	N/A

(1)
Basic and diluted earnings per share of Class A common stock is applicable only for the period from May 24, 2018 through June 30, 2018, which is the period following the initial public offering ("IPO") and related Reorganization Transactions (as defined in Note 1 to the unaudited consolidated financial statements). See Note 2, Earnings per Share for the number of shares used in the computation of earnings per share of Class A common stock and the basis for the computation of earnings per share.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands, except share data)

	GreenSky Holdings, LLC (Prior to Reorganization Transactions)				GreenSky, Inc. Stockholders Equity
	Additional Paid-in capital	Retained Earnings	Total Permanent Equity (Deficit)	Temporary Equity	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total

Balance at December 31, 2017	$(554,906)	$98,519	$(456,387)	$430,348	—	—	$—	$—	$—	$—	$—	$(26,039)
Net income prior to Reorganization Transactions	—	38,213	38,213	—	—	—	—	—	—	—	—	38,213
Issuances prior to Reorganization Transactions	339	—	339	—	—	—	—	—	—	—	—	339
Redemptions prior to Reorganization Transactions	(496)	—	(496)	—	—	—	—	—	—	—	—	(496)
Share-based compensation prior to Reorganization Transactions	2,132	—	2,132	—	—	—	—	—	—	—	—	2,132
Distributions prior to Reorganization Transactions	(37,980)	(57,003)	(94,983)	(16,358)	—	—	—	—	—	—	—	(111,341)
Equity-based payments to non-employees prior to Reorganization Transactions	6	—	6	—	—	—	—	—	—	—	—	6
Effect of Reorganization Transactions	590,905	(79,729)	511,176	(413,990)	15,816,268	—	158	—	(97,344)	—	—	—
Issuance of Class A common stock in IPO, net of costs	—	—	—	—	43,700,000	—	437	—	950,553	—	—	950,990
Class A common stock option exercises in connection with IPO	—	—	—	—	125,398	—	1	—	(1)	—	—	—
Purchases of GreenSky Holdings, LLC units in connection with IPO	—	—	—	—	—	—	—	—	(901,833)	—	—	(901,833)
Class B common stock issuances in connection with IPO	—	—	—	—	—	128,983,353	—	129	—	—	—	129
Class A common stock repurchases in connection with IPO	—	—	—	—	(2,426,198)	—	(24)	—	(52,988)	—	—	(53,012)
Issuances of Class A common stock effective on date of IPO	—	—	—	—	434,783	—	4	—	(4)	—	—	—
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	—	—	—	—	—	—	—	—	69,299	—	(69,299)	—
Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	—	5,550	15,657	21,207
Share-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	719	—	—	719
Equity based payments to non-employees subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	2	—	—	2
Impact on noncontrolling interest of change in ownership during period	—	—	—	—	—	—	—	—	(159)	—	159	—
Distributions subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	—	(68)	(14,537)	(14,605)
Deferred tax adjustments related to Reorganization Transactions	—	—	—	—	—	—	—	—	47,129	—	—	47,129
Balance at June 30, 2018	$—	$—	$—	$—	57,650,251	128,983,353	$576	$129	$15,373	$5,482	$(68,020)	$(46,460)
Balance at December 31, 2016	$(283,529)	$160,019	$(123,510)	$335,720	—	—	$—	$—	$—	$—	$—	$212,210
Net income	—	60,604	60,604	—	—	—	—	—	—	—	—	60,604
Distributions	—	(55,283)	(55,283)	—	—	—	—	—	—	—	—	(55,283)
Unit option exercises	15	—	15	—	—	—	—	—	—	—	—	15
Share-based compensation	1,574	—	1,574	—	—	—	—	—	—	—	—	1,574
Equity-based payments to non-employees	198	—	198	—	—	—	—	—	—	—	—	198
Balance at June 30, 2017	$(281,742)	$165,340	$(116,402)	$335,720	—	—	$—	$—	$—	$—	$—	$219,318

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities
Net income	$59,420	$60,604
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	2,037	1,875
Provision for bad debt expense	1,225	508
Share-based compensation expense	2,851	1,574
Equity-based payments to non-employees	8	198
Non-cash rent expense	(193)	(181)
Amortization of debt related costs	840	75
Fair value change in assets and liabilities	201	—
Original issuance discount on term loan payment	(10)	—
Deferred tax expense	1,594	—
Changes in assets and liabilities:
(Increase)/decrease in loan receivables held for sale	29,896	(40,982)
(Increase)/decrease in accounts receivable	(3,070)	(2,531)
(Increase)/decrease in related party receivables	182	106
(Increase)/decrease in other assets	3,619	(1,659)
Increase/(decrease) in accounts payable	(1,217)	9,211
Increase/(decrease) in finance charge reversal liability	12,899	8,255
Increase/(decrease) in related party liabilities	(1,044)	(607)
Increase/(decrease) in other liabilities	366	3,710
Net cash provided by/(used in) operating activities	109,604	40,156

Cash flows from investing activities
Purchases of property, equipment and software	(2,707)	(1,985)
Net cash used in investing activities	(2,707)	(1,985)

Cash flows from financing activities
Proceeds from IPO, net of underwriters discount and commissions	954,845	—
Purchases of GreenSky Holdings, LLC units	(901,833)	—
Purchases of Class A common stock	(53,012)	—
Issuances of Class B common stock	129	—
Redemptions of GreenSky Holdings, LLC units prior to Reorganization Transactions	(496)	—
Proceeds from term loan	399,000	—
Repayments of term loan	(350,115)	—
Member distributions	(127,640)	(55,283)
Equity option exercises prior to Reorganization Transactions	339	15
Payment of IPO related expenses	(2,749)	—
Payment of equity transaction expenses, prior to Reorganization Transactions	(32)	—
Payment of debt issuance costs	—	(361)
Net cash provided by/(used in) financing activities	(81,564)	(55,629)

Net increase/(decrease) in cash and restricted cash	25,333	(17,458)
Cash and restricted cash at beginning of period	353,838	228,114
Cash and restricted cash at end of period	$379,171	$210,656

Supplemental non-cash investing and financing activities
Equity transaction costs accrued but not paid	$1,106	$—
Distributions accrued but not paid	11,493	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

1. Organization, Basis of Presentation and New Accounting Standards
Organization
GreenSky, Inc. (or the "Company," "we" or "our") was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an IPO of its Class A common stock and certain Reorganization Transactions, as further described below, in order to carry on the business of GreenSky Holdings, LLC (“GS Holdings”) and its consolidated subsidiaries. GS Holdings, a holding company with no operating assets or operations, was organized in August 2017. On August 24, 2017, GS Holdings acquired a controlling interest in GreenSky LLC ("GSLLC"), a Georgia limited liability company, which is an operating entity. Common membership interests of GS Holdings, are referred to as "Holdco Units."
Immediately prior to our IPO, (i) the operating agreement of GS Holdings (the "GS Holdings Agreement") was amended and restated to, among other things, modify its capital structure by replacing the different classes of membership interests and profits interests with Holdco Units; (ii) we issued to each of the Continuing LLC Members (as defined below) a number of shares of GreenSky, Inc. Class B common stock equal to the number of Holdco Units held by it (other than the Holdco Units that were exchanged in connection with the IPO), for consideration in the amount of $0.001 per share of Class B common stock; (iii) certain Holdco Units were contributed to GreenSky, Inc. in exchange for shares of our Class A common stock; (iv) equity holders of the Former Corporate Investors (as defined below) contributed their equity in the Former Corporate Investors to GreenSky, Inc. in exchange for shares of our Class A common stock and the right to certain payments under the Tax Receivable Agreement (“TRA”), and Former Corporate Investors merged with and into subsidiaries of GreenSky, Inc.; (v) outstanding options to acquire Class A units of GS Holdings were equitably adjusted so that they are exercisable for shares of Class A common stock; and (vi) outstanding warrants to acquire Class A units of GS Holdings were equitably adjusted pursuant to their terms so that they are exercisable for Holdco Units (and an equal number of shares of Class B common stock). We refer to these transactions collectively as the “Reorganization Transactions”. The Reorganization Transactions are more fully described in our final IPO prospectus dated May 23, 2018 filed with the United States Securities and Exchange Commission on May 25, 2018 (the "Final IPO Prospectus").
Following the Reorganization Transactions, the Original GS Equity Owners (other than the Former Corporate Investors) and certain Original Profits Interests Holders, which we collectively refer to as the "Continuing LLC Members," continue to own Holdco Units. Original GS Equity Owners refers to the owners of units of GS Holdings prior to the Reorganization Transactions. Former Corporate Investors refers to certain of the Original GS Equity Owners that merged with and into one or more subsidiaries of GreenSky, Inc. in connection with the Reorganization Transactions, which was accounted for as a common control transaction and had no material impact on the net assets of the Company. Original Profits Interests Holders refers to the owners of profits interests in GS Holdings prior to the Reorganization Transactions.
On May 24, 2018, the Company's Class A common stock commenced trading on the NASDAQ Stock Market in connection with its IPO of 43,700,000 shares of its Class A common stock at a public offering price of $23.00 per share, receiving approximately $954.8 million in net proceeds, after deducting underwriting discounts and commissions (but not including other offering costs), which were used to purchase 2,426,198 shares of Class A common stock and 41,273,802 newly-issued GS Holdings common units at a price per unit equal to the price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions. The newly-issued GS Holdings common units were sold by Continuing LLC Members, which we also refer to as "Exchanging Members." Pursuant to an "Exchange Agreement," the Exchanging Members can exchange their Holdco Units (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis, subject to customary adjustments, or for cash (based on the market price of the shares of Class A common stock), at our option (such determination to be made by the disinterested members of our board of directors).
The IPO and Reorganization Transactions resulted in the Company becoming the sole managing member of GS Holdings. As the sole managing member of GS Holdings, we operate and control all of GS Holdings’ operations

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

and, through GS Holdings and its subsidiaries, conduct GS Holdings’ business. As of June 30, 2018, the Company had an economic interest in GS Holdings of 31.3%. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its unaudited consolidated financial statements representing the GS Holdings interests held by Continuing LLC Members.
Basis of Presentation
Our independent registered public accounting firm has not audited our accompanying interim financial statements. We derived the Unaudited Consolidated Balance Sheet at June 30, 2018, from the audited Consolidated Financial Statements included in our Final IPO Prospectus. In the opinion of our management, the Unaudited Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations for the three and six months ended June 30, 2018 and June 30, 2017, our balance sheets at June 30, 2018 and December 31, 2017, and our cash flows for the six months ended June 30, 2018 and June 30, 2017.
We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Final IPO Prospectus. The results for the three and six months ended June 30, 2018, are not necessarily indicative of results that may be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP"), requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates and assumptions include, but are not limited to, those that relate to fair value measurements, share based compensation and income taxes. In developing estimates and assumptions, management uses all available information; however, actual results could materially differ from those estimates and assumptions.
Cash and Restricted Cash
The following table provides a reconciliation of cash and restricted cash reported within the Unaudited Consolidated Balance Sheets to the total included within the Unaudited Consolidated Statements of Cash Flows as of the periods indicated.

	June 30, 2018	June 30, 2017

Cash	$236,629	$107,087
Restricted cash	142,542	103,569
Cash and restricted cash in Unaudited Consolidated Statements of Cash Flows	$379,171	$210,656
Recently Adopted or Issued Accounting Standards
Revenue from contracts with customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard, which is codified in ASC Topic 606, Revenue from Contracts with Customers. Under this new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB also issued several updates to ASU 2014-09. We elected to early adopt this standard and to apply its provisions as of January 1, 2017 to all open contracts existing as of that date using the modified retrospective approach. We determined that the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings was immaterial. Further, our adoption of the new standard did not have a material impact on any balance sheet or

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

income statement line items in the period of adoption and, as such, we did not record any adjustments to the consolidated financial statements related to our adoption of this standard.
Disaggregated revenue
Revenue disaggregated by type of service was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Merchant fees	$75,576	$59,709	$134,941	$105,768
Interchange fees	14,621	11,743	26,196	20,605
Transaction fees	90,197	71,452	161,137	126,373
Servicing fees	15,458	10,887	29,789	21,174
Other(1)	49	81	104	210
Servicing and other	15,507	10,968	29,893	21,384
Total revenue	$105,704	$82,420	$191,030	$147,757

(1)
Other revenue includes several miscellaneous revenue items that are individually immaterial. Other revenue is presented separately herein in order to clearly present merchant, interchange and servicing fees, which are more integral to our primary operations and better enable financial statement users to calculate metrics such as servicing and merchant fee yields.

We have no remaining performance obligations as of June 30, 2018. No assets were recognized from the costs to obtain or fulfill a contract with a customer as of June 30, 2018 or December 31, 2017.
Recognition and measurement of financial assets and financial liabilities
In January 2016, the FASB issued ASU 2016-01 to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. We adopted the standard for the reporting period beginning January 1, 2018. As a result of adopting the standard, we eliminated the disclosure requirement of the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet, which applies to our fair value of term loan disclosure in Note 3. The remaining provisions of the standard were either not applicable to us or already satisfied in our disclosures. Therefore, our adoption of this standard did not have any impact on our unaudited consolidated financial statements.
Improvements to employee share-based payment accounting
In March 2016, the FASB issued ASU 2016-09 to simplify certain aspects of the accounting for share-based payment transactions. Under the new standard, all excess tax benefits and tax deficiencies should be recognized as income tax benefit or expense, respectively, in the income statement when stock awards vest or are settled. In addition, the standard eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statements of cash flows, increases the threshold for withholding an employee’s vested shares for tax-withholding purposes without triggering liability accounting and clarifies that cash payments made by an employer to tax authorities on an employee’s behalf when directly withholding shares for tax-withholding purposes should be presented as a financing activity on the statement of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur rather than to estimate the number of awards that are expected to vest. We adopted the standard for the reporting period beginning January 1, 2017. The provisions related to excess tax benefits or deficiencies from share-based award activity became applicable for us following the IPO and Reorganization Transactions. We also elected to retain our existing accounting policy election to estimate award forfeitures.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

Scope of modification accounting
In May 2017, the FASB issued ASU 2017-09 to provide clarity and reduce both diversity in practice and the cost and complexity to an entity when applying the guidance in ASC 718, Compensation—Stock Compensation, to a change in the terms or conditions of a share-based payment award. The standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. We adopted the standard for the reporting period beginning January 1, 2018, and will apply its provisions prospectively to any award modified on or after the adoption date. Our adoption of this standard did not have any impact on our unaudited consolidated financial statements.
Accounting standards issued but not yet adopted
Leases
In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize leases with terms greater than twelve months on the balance sheet as right-of-use assets and corresponding liabilities. Lessees will continue to classify leases as either operating leases, using a straight-line expense pattern, or financing leases, using a front-loaded expense pattern. The standard also requires enhanced quantitative and qualitative disclosures related to the lease arrangements. The standard is effective for us on January 1, 2019, with early adoption permitted, using a modified retrospective approach.
We are evaluating the potential impact of adopting this standard by reviewing our existing lease contracts, all of which are operating leases wherein the Company is the lessee. For predominantly all of the future minimum lease payments of $17.7 million as of June 30, 2018, required under our existing operating leases (as disclosed in Note 12) and for other similar leases we may enter into prior to adopting this standard, we expect to gross up our Unaudited Consolidated Balance Sheets at their present values to recognize the right-of-use assets and lease liabilities. The quantitative impact of adopting this standard remains under evaluation; however, we do not expect material changes to the recognition of rent expense, which is included within property, office and technology expenses and related party expenses in our Unaudited Consolidated Statements of Operations.
In July 2018, the FASB issued ASU 2018-10, which clarifies certain aspects of the guidance issued in ASU 2016-02. Upon adoption of this standard, we, as the lessee, will be required to reassess lease classification upon modification based on the facts and circumstances, and the modified terms and conditions, if applicable, as of the date of reassessment. The remaining provisions of the standard are either not applicable to us or already satisfied in our disclosures. The standard is effective for us on January 1, 2019, with early adoption permitted, using a modified retrospective approach. We are currently evaluating the potential impact of adopting this standard; however, we do not expect material changes to the classification of leases or to the recognition of rent expense.
Measurement of credit losses on financial instruments
In June 2016, the FASB issued ASU 2016-13, which is intended to better align the timing of recognition of credit losses on financial instruments with management’s expectations. The standard requires a financial asset (or group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. Management must determine expected credit losses for all financial assets held at the reporting date based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts, the latter of which broadens current guidance. The standard requires enhanced disclosures to help investors and other financial statement users to better understand the significant estimates and judgments used in estimating credit losses. The standard is effective for us on January 1, 2020, with early adoption permitted, but not before January 1, 2019, and for the majority of its provisions should be applied using a modified retrospective approach. We are currently evaluating the potential impact of adopting this standard.
Improvements to nonemployee share-based payment accounting
In June 2018, the FASB issued ASU 2018-07 to simplify certain aspects of the accounting for nonemployee share-based payment transactions. Under the new standard, all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

awards are in the scope of ASC 718. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of ASC 718 are measured at grant-date fair value of the equity instruments, and the requirement to reassess classification of nonemployee share-based payment awards upon vesting is eliminated. The standard is effective for us on January 1, 2019, including interim periods within that fiscal year, with early adoption permitted, using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption to remeasure equity-classified awards for which a measurement date has not been established and liability-classified awards that have not been settled by the date of adoption. We are currently evaluating the potential impact of adopting this standard; however, we do not expect adoption to have a material impact as the Company has a limited number of nonemployee share-based payment transactions outstanding and does not anticipate material nonemployee share-based payment transactions in the future.
2. Earnings per Share
Basic earnings per share of Class A common stock is computed by dividing net income attributable to GreenSky, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GreenSky, Inc., adjusted for the assumed exchange of all potentially dilutive Holdco Units for Class A common stock, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements.
Prior to the IPO, the GS Holdings membership structure included Class A, B, C Units and Profits Interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited consolidated financial statements. Therefore, earnings per share information has not been presented for the three and six months ended June 30, 2017. The basic and diluted earnings per share period for the three and six months ended June 30, 2018, represents only the period from May 24, 2018 to June 30, 2018, which represents the period wherein we had outstanding Class A common stock.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018

Numerator:
Income before income tax expense	$42,410	$61,014
Less: Net income attributable to GS Holdings prior to the Reorganization Transactions	19,609	38,213
Less: Net income attributable to noncontrolling interests subsequent to the Reorganization Transactions	15,657	15,657
Less: Income tax expense	1,594	1,594
Net income attributable to GreenSky, Inc. - basic	$5,550	$5,550
Add: Reallocation of net income attributable to noncontrolling interests after the Reorganization Transactions from the assumed exchange of common units of GS Holdings for Class A common stock	15,657	15,657
Less: Income tax expense on reallocation of net income attributable to noncontrolling interests(1)	3,493	3,493
Net income attributable to GreenSky, Inc. - diluted	$17,714	$17,714
Denominator:
Weighted average shares of Class A common stock outstanding - basic	57,399,632	57,399,632
Add: Dilutive effects as shown separately below
Holdco Units that are exchangeable for Class A common stock	128,257,580	128,257,580
Class A common stock options	2,479,889	2,479,889
Holdco warrants exchangeable for Class A common stock	563,458	563,458
Unvested Class A common stock	189,363	189,363
Weighted average shares of Class A common stock outstanding - diluted	188,889,922	188,889,922

Earnings per share of Class A common stock outstanding - basic	$0.10	$0.10
Earnings per share of Class A common stock outstanding - diluted (2)	$0.09	$0.09

(1)	For the three and six months ended June 30, 2018 periods, we assumed effective tax rates of 22.3% and 22.3%, respectively.

(2)
Our calculation of diluted earning per share excludes 472,500 and 472,500 of Class A common stock options for the three and six months ended June 30, 2018, respectively, as their inclusion would have been anti-dilutive.

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
3. Fair Value of Assets and Liabilities
We have financial assets and liabilities subject to fair value measurement, which include our loan receivables held for sale, finance charge reversal ("FCR") liability, and servicing liabilities associated with transfers of rights to previously charged-off loan receivables ("Charged-Off Receivables").
We apply the market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities, to value our loan receivables held for

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

sale and the income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount, to value our FCR liability and servicing liabilities.
Loan receivables held for sale
Loan receivables held for sale are recorded at the lower of cost or fair value and are, therefore, measured at fair value on a nonrecurring basis. For our loan receivables held for sale, fair value approximates par value, as we have consistently sold loans for the full current balance in historical and current period transactions with federally insured banks that originate loans under the GreenSky program and any other lenders with respect to those loans (referred to henceforth as "Bank Partners").
Loan receivables held for sale are classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from observable values of loan receivables with similar terms and characteristics sold to our Bank Partners. We have the ability to access this market, and it is the market into which these loan receivables are typically sold. Refer to Note 4 for additional information on our loan receivables held for sale.
Finance charge reversals
Our Bank Partners offer certain loan products that have a feature whereby the account holder is provided a promotional period to repay the loan principal balance in full without incurring a finance charge. For these loan products, we bill interest each month throughout the promotional period and, under the terms of the contracts with our Bank Partners, we are obligated to return this billed interest to the Bank Partners if an account holder pays off the loan balance in full within the promotional period. Therefore, the monthly process of billing interest on deferred loan products triggers a potential future FCR liability for the Company. The FCR component of our Bank Partner contracts qualifies as an embedded derivative.
The FCR liability is carried at fair value on a recurring basis in the Unaudited Consolidated Balance Sheets and is estimated based on historical experience and management’s expectation of future FCR. The FCR liability is classified within Level 3 of the fair value hierarchy, as the primary component of the fair value is obtained from unobservable inputs based on the Company’s data, reasonably adjusted for assumptions that would be used by market participants.
The FCR liability is not designated as a hedge for accounting purposes and, as such, changes in its fair value are recorded within cost of revenue in the Unaudited Consolidated Statements of Operations.
Charged-off receivables
Periodically, we transfer our rights to certain Charged-Off Receivables in exchange for a cash payment based on the expected recovery rate of such loan receivables, which consist primarily of previously charged-off Bank Partner loans. We have no continuing involvement with these Charged-Off Receivables other than performing reasonable servicing and collection efforts on behalf of the third parties and Bank Partners that purchased the Charged-Off Receivables. The proceeds from transfers of Charged-Off Receivables attributable to Bank Partner loans are recognized on a collected basis as reductions to cost of revenue, which reduces the fair value adjustment to the FCR liability in the period of transfer. The following table presents details of Charged-Off Receivable transfers during the periods indicated. There were no transfers of Charged-Off Receivables during the three or six months ended June 30, 2017.

	Aggregate Unpaid Balance			Proceeds
	Bank Partner loans	Loan receivables held for sale	Total(1)	Bank Partner loans	Loan receivables held for sale	Total
Three months ended June 30, 2018	$37,469	$124	$37,593	$5,021	$17	$5,038
Six months ended June 30, 2018	74,895	1,283	76,178	10,000	171	10,171

(1)
During the three and six months ended June 30, 2018, $3,461 and $6,680, respectively, of the aggregate unpaid balance on cumulative transferred Charged-Off Receivables were recovered through our servicing efforts on behalf of our Charged-Off Receivables investors.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

Financial guarantee
Under the terms of the contracts with our Bank Partners, we provide limited protection in the event of excessive Bank Partner portfolio credit losses and record a financial guarantee liability at fair value based on historical experience and the amount of current customer delinquencies expected to convert into Bank Partner portfolio credit losses. Refer to Note 12 for additional information.
Servicing liabilities
Based on our election to adopt the fair value method, our servicing liabilities are carried at fair value on a recurring basis within other liabilities in the Unaudited Consolidated Balance Sheets and are estimated using a discounted cash flow model. Servicing liabilities are classified within Level 3 of the fair value hierarchy, as the primary component of the fair value is obtained from unobservable inputs based on peer market data, reasonably adjusted for assumptions that would be used by market participants to service our transferred Charged-Off Receivables portfolios, for which market data is not available. Changes in the fair value of our servicing liabilities are recorded within other gains/(losses) in the Unaudited Consolidated Statements of Operations.
The following table summarizes, by level within the fair value hierarchy, the carrying amounts and estimated fair values of our assets and liabilities measured at fair value on a recurring or nonrecurring basis or disclosed, but not carried, at fair value in the Unaudited Consolidated Balance Sheets as of the periods presented. There were no transfers into, out of, or between levels within the fair value hierarchy during any of the periods presented. Refer to Note 4, Note 7 and Note 8 for additional information on these assets and liabilities.

	Level	June 30, 2018		December 31, 2017
		Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Loan receivables held for sale, net(1)	2	$43,489	$44,294	$73,606	$74,190
Liabilities:
Finance charge reversal liability(2)	3	$107,047	$107,047	$94,148	$94,148
Servicing liabilities(2)	3	2,272	2,272	2,071	2,071
Term loan(3)	2	387,979	398,037	338,263	345,820

(1)	Measured at fair value on a nonrecurring basis.

(2)	Measured at fair value on a recurring basis. Servicing liabilities are presented within other liabilities in the Unaudited Consolidated Balance Sheets.

(3)
Disclosed, but not carried, at fair value. The amounts disclosed for June 30, 2018, relate to the modified term loan and amounts disclosed for December 31, 2017, relate to the original term loan. Refer to Note 7 for additional information. The carrying value of our term loan is net of unamortized debt discount and debt issuance costs. The fair value of our term loan was determined using a discounted cash flow model based on observable market factors (such as changes in credit spreads for comparable benchmark companies) and credit factors specific to us.

The following table presents the (increases)/decreases in fair value and Unaudited Consolidated Statements of Operations locations related to our liabilities that are measured at fair value on a recurring basis during the following periods.

	Unaudited Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017

FCR liability	Cost of revenue	$(19,226)	$(11,980)	$(40,736)	$(25,449)
Servicing liabilities	Other gains/(losses)	(85)	—	(201)	—

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

The cash flow impacts of our liabilities that are measured at fair value on a recurring basis are included within net cash provided by operating activities in the Unaudited Consolidated Statements of Cash Flows.
Finance charge reversals
The following table reconciles the beginning and ending fair value measurements of our FCR liability, which is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs, during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Beginning balance	$100,913	$73,181	$94,148	$68,064
Receipts(1)	33,742	23,920	61,835	44,339
Settlements(2)	(46,834)	(32,762)	(89,672)	(61,533)
Fair value changes recognized in cost of revenue(3)	19,226	11,980	40,736	25,449
Ending balance	$107,047	$76,319	$107,047	$76,319

(1)
Represents cash received from deferred payment loans during the promotional period (incentive payments) as well as the proceeds received from transferring our rights to Charged-Off Receivables attributable to previously charged-off Bank Partner loans. We consider all monthly incentive payments from Bank Partners during the period to be related to billed finance charges on deferred interest products until monthly incentive payments exceed total billed finance charges on deferred products, which did not occur during any of the periods presented.

(2)	Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that paid off within the promotional period.

(3)	A fair value adjustment is made based on the expected reversal percentage of billed finance charges (expected settlements), which is estimated at each reporting period.
The following table presents the estimated reversal rate for billed interest on deferred loan products, which is the significant unobservable input used to value the Level 3 FCR liability, as of the dates indicated.

Reversal rate	June 30, 2018	December 31, 2017

Range	86.0% - 98.3%	85.5% – 98.0%
Weighted average	89.7%	89.0%
The following table demonstrates the impact on the fair value of FCR assuming a 100 basis points increase or decrease in the reversal rate assumption, while holding all other inputs constant, as of the dates indicated.

Reversal rate sensitivity	Increase/(Decrease) in Fair Value of FCR Liability
	June 30, 2018	December 31, 2017

+ 100 basis points	$1,932	$1,586
- 100 basis points	$(1,833)	$(1,524)

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

Servicing liabilities
Significant assumptions used in valuing our servicing liabilities were as follows:

•	Cost of servicing: The cost of servicing represents the servicing rate a willing market participant would require to service loans with similar characteristics as the Charged-Off Receivables.

•	Discount rate: The discount rate reflects the time value of money adjusted for a risk premium and is within an observable range based on peer market data.

•
Recovery period: Our recovery period was determined based on a reasonable recovery period for loans of this size and characteristics based on historical experience. We assumed that collection efforts for these loans will cease after five years, and the run-off of the portfolio will follow a straight-line methodology, adjusted for actual cash recoveries over time.

The following table reconciles the beginning and ending fair value measurements of our servicing liabilities associated with transferring our rights to Charged-Off Receivables, which are classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs, during the periods presented. There were no such servicing liabilities during the three and six months ended June 30, 2017.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Beginning balance	$2,187	$2,071
Initial obligation from transfer of Charged-Off Receivables(1)	450	911
Fair value changes recognized in other gains/(losses)
Change in inputs or assumptions used in the valuation model	—	—
Other changes in fair value(2)	(365)	(710)
Ending balance	$2,272	$2,272

(1)	Recognized in other gains/(losses).

(2)	Represents the reduction of our servicing liability due to the passage of time and collection of loan payments.
The following table presents quantitative information about the significant unobservable inputs used to value the Level 3 servicing liabilities as of the dates presented.

Input	June 30, 2018		December 31, 2017
	Range	Weighted Average	Range	Weighted Average

Cost of servicing (basis points)	62.5	62.5	62.5	62.5
Discount rate	18.0%	18.0%	18.0%	18.0%
Recovery period (years)	4.1 - 4.9	4.4	4.6 – 4.9	4.8

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

The following table demonstrates the impact on the fair value of servicing liabilities assuming hypothetical changes in certain inputs, while holding all other inputs constant as of the dates presented.

	Increase/(Decrease) in Fair Value of Servicing Liabilities
	June 30, 2018	December 31, 2017

Cost of servicing sensitivity:
Increase of 10 basis points	$364	$331
Decrease of 10 basis points	(364)	(331)
Discount rate sensitivity:
Increase of 1%	(26)	(25)
Decrease of 1%	27	26
Recovery period sensitivity:
Increase of one year	380	316
Decrease of one year	(422)	(351)
4. Loan Receivables Held for Sale
The following table summarizes the activity in the balance of loan receivables held for sale at lower of cost or fair value during the periods indicated.

	Six Months Ended June 30,
	2018	2017

Beginning balance	$73,606	$41,268
Additions	43,085	73,235
Proceeds from sales and customer payments(1)	(71,687)	(28,691)
Loss on sale	—	(88)
Decrease/(increase) in valuation allowance	(220)	—
Transfers(2)	24	(1,688)
Write offs and other(3)	(1,319)	(1,786)
Ending balance	$43,489	$82,250

(1)
Customer payments include accrued interest and fees, recoveries of previously charged-off loan receivables held for sale, as well as proceeds from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. We retain servicing arrangements on sold loan receivables with the same terms and conditions as loans that are originated by our Bank Partners. Income from loan receivables held for sale activities is recorded within interest income and other gains in the Unaudited Consolidated Statements of Operations. We sold loan receivables held for sale to certain Bank Partners on the following dates during the six months ended June 30, 2018 and 2017:

2018	Amount	2017	Amount
May 21	$9,552	June 29	$17,900
June 27	50,614
Total	$60,166	Total	$17,900

(2)
We temporarily hold certain loan receivables, which are originated by a Bank Partner, while non-originating Bank Partner eligibility is being determined. Once we determine that a loan receivable meets the investment requirements of an eligible Bank Partner, we transfer the loan to the Bank Partner at cost plus any accrued

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

interest. The reported amount also includes loans that have been placed on non-accrual and non-payment status while we investigate consumer loan balance inquiries.

(3)
We received recovery payments of $17 and $104 during the three months ended June 30, 2018 and 2017, respectively, and $33 and $189 during the six months ended June 30, 2018 and 2017, respectively, which are included within other income/(expense), net in the Unaudited Consolidated Statements of Operations. During the three and six months ended June 30, 2018, write offs and other were reduced by $17 and $171, respectively, related to cash proceeds received from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. The cash proceeds received were recorded within other income/(expense), net in the Unaudited Consolidated Statements of Operations. There were no cash proceeds received for Charged-Off Receivable transfers during the first six months of 2017.

Recoveries of principal and finance charges and fees on previously written off loan receivables held for sale are recognized on a collected basis as other gains and interest income.
The following table presents activities associated with our loan receivable sales and servicing activities during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Gain/(loss) on sold loan receivables held for sale	$—	$(88)	$—	$(88)
Cash Flows
Sales of loans	$60,166	$17,900	$60,166	$17,900
Servicing fees	533	811	1,099	1,711
The following table presents information about the principal balances of sold loan receivables that are not recorded in our Unaudited Consolidated Balance Sheets, but with which we have a continuing involvement through our servicing arrangements with our Bank Partners. The sold loan receivables are pooled with other loans originated by the Bank Partners for purposes of determining escrow balances and incentive payments. The escrow balances represent our only direct exposure to potential losses associated with these sold loan receivables.

	June 30, 2018	December 31, 2017

Total principal balance	$322,661	$305,748
Delinquent loans (unpaid principal balance)	14,926	20,409

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net charge-offs (unpaid principal balance)	$1,787	$1,353	$4,712	$3,005

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

5. Accounts Receivable
Accounts receivable consisted of the following as of the dates indicated.

	Accounts Receivable, Gross	Allowance for Losses	Accounts Receivable, Net
June 30, 2018
Transaction related	$19,508	$(424)	$19,084
Servicing related	1,340	—	1,340
Total	$20,848	$(424)	$20,424

December 31, 2017
Transaction related	$15,997	$(276)	$15,721
Servicing related	2,637	—	2,637
Total	$18,634	$(276)	$18,358
6. Property, Equipment and Software
Property, equipment and software were as follows as of the dates indicated.

	June 30, 2018	December 31, 2017

Furniture	$2,873	$2,704
Leasehold improvements	3,785	3,659
Computer hardware	3,047	2,987
Software	5,761	4,836
Total property, equipment and software, at cost	15,466	14,186
Less: accumulated depreciation	(4,928)	(4,060)
Less: accumulated amortization	(2,020)	(2,278)
Total property, equipment and software, net	$8,518	$7,848

7. Borrowings
Credit Agreement
In August 2017, we entered into a $450 million credit agreement (“Credit Agreement”), which provided for a $350 million term loan (“original term loan”) maturing on August 25, 2024 and a $100 million revolving loan facility maturing on August 25, 2022.
Original term loan. The original term loan incurred interest, due quarterly in arrears, at an adjusted LIBOR rate, which represented the one-month LIBOR rate multiplied by the statutory reserve rate, as defined in the Credit Agreement, plus a margin of 4.00% per annum. An original issuance discount of $3,500 and debt issuance costs of $7,949 were recorded as a direct deduction from the face amount of the original term loan and were being amortized into interest expense over the term of the loan using the effective interest method.
The net proceeds from the term loan of $338.6 million, along with $7.9 million of cash, were set aside for a subsequent $346.5 million payment (which is occurring in stages) to certain equity holders and a related party. With the exception of the payments to the related party, which are related party expenses, the payments were accounted for as distributions. As of June 30, 2018, $340.2 million of the reserved payment was paid in cash. The remaining $6.3 million of the reserved payment was included within other liabilities and related party liabilities in the Unaudited Consolidated Balance Sheets as of June 30, 2018.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

The distribution to GS Holdings unit holders and GS Holdings holders of profits interests was made on a basis generally proportionate to their equity interests in GS Holdings. GS Holdings' members approved the Credit Agreement and the distribution of the proceeds of the original term loan to the GS Holdings unit holders, holders of profits interests and a related party. The purpose of the distribution was to provide a cash return on investment to the GS Holdings members and holders of profits interests.
Revolving loan facility. Under the revolving loan facility, revolving loans incur interest at our election at either (i) a base rate, which represents, for any day, a rate per annum equal to the greater of (a) the prime rate on such day, (b) the federal funds rate on such day plus 0.50%, and (c) the adjusted LIBOR for a one-month interest period on such day plus 1.00%, plus a margin of 3.00% per annum or (ii) an adjusted LIBOR rate, as discussed below, plus a margin of 4.00% per annum. If our first lien net leverage ratio, as discussed further below, is equal to or below 1.50 to 1.00, these interest margins are reduced to 2.75% and 3.75% for base rate loans and Eurodollar loans, respectively. As of June 30, 2018 and December 31, 2017, we had no borrowings under the revolving loan facility.
We are required to pay a quarterly commitment fee at a per annum rate of 0.50% on the daily unused amount of the revolving loan facility, inclusive of the aggregate amount available to be drawn under all outstanding letters of credit, of which there were $10.0 million as of June 30, 2018 and $0.0 million as of December 31, 2017 as discussed further below. This rate is reduced to 0.375% for any quarterly period in which our first lien net leverage ratio is equal to or below 1.50 to 1.00. For the three months ended June 30, 2018 and 2017, we recognized $96 and $0, respectively, of commitment fees within interest expense in the Unaudited Consolidated Statements of Operations. For the six months ended June 30, 2018 and 2017, we recognized $221 and $0, respectively, of commitment fees within interest expense in the Unaudited Consolidated Statements of Operations.
Amended Credit Agreement
In March 2018, we amended certain terms of our Credit Agreement ("Amended Credit Agreement"). The term loan and revolving loan facility under the Amended Credit Agreement are collectively referred to as the "Credit Facility."
Term loan. The Amended Credit Agreement replaced the original term loan with a $400 million term loan (“modified term loan”) and extended the maturity date to March 29, 2025. Further, the interest margin on the modified term loan was reduced to 3.25% per annum.
We contemporaneously settled the outstanding principal balance on the original term loan of $349.1 million with the issuance of the $400.0 million modified term loan. An original issuance discount of $1.0 million was reported in the Unaudited Consolidated Balance Sheets as a direct deduction from the face amount of the modified term loan. Therefore, the gross proceeds of the modified term loan were $399.0 million. The proceeds from the modified term loan were primarily used to repay the outstanding principal balance on the original term loan and to pay $1.1 million of third party costs, including legal and debt arrangement costs, which were immediately expensed and recorded within general and administrative expense in the Unaudited Consolidated Statements of Operations on the modification date. The remaining $48.8 million of proceeds were used to provide for distributions to certain equity holders and a related party prior to the IPO. As of June 30, 2018, $46.9 million of the distribution was paid in cash. The remaining $1.8 million and $0.1 million of the reserved payment was included within other liabilities and related party liabilities, respectively, in the Unaudited Consolidated Balance Sheets as of June 30, 2018.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

Key details of the term loans are as follows:

Description	June 30, 2018(1)	December 31, 2017(1)

Term loan, face value(2)	$399,000	$349,125
Unamortized debt discount(3)	(4,037)	(3,321)
Unamortized debt issuance costs(3)	(6,984)	(7,541)
Term loan	$387,979	$338,263

(1)	Amounts reported reflect details of the original term loan as of December 31, 2017, and details of the modified term loan as of June 30, 2018.

(2)
The principal balance of the original term loan was scheduled to be repaid on a quarterly basis at an amortization rate of 0.25% per quarter. We made the first principal payment in December 2017. The principal balance of the modified term loan is scheduled to be repaid on a quarterly basis at an amortization rate of 0.25% per quarter, with the balance due at maturity. We made the first principal payment on the modified term loan in June 2018. For each of the next five years, principal repayments on the modified term loan are expected to be $4,000.

(3)
For the three months ended June 30, 2018 and 2017, $155 and $0 of debt discount and $268 and $0 of debt issuance costs, respectively, were amortized into interest expense in the Unaudited Consolidated Statements of Operations. For the six months ended June 30, 2018 and 2017, $283 and $0 of debt discount and $557 and $0 of debt issuance costs, respectively, were amortized into interest expense in the Unaudited Consolidated Statements of Operations.

Revolving loan facility. Under the Amended Credit Agreement, the maturity date of the $100.0 million revolving loan facility was extended to March 29, 2023. Further, the interest margin applied to revolving loans that incur interest at a base rate was modified to 2.00% per annum and the margin applied to revolving loans that incur interest at an adjusted LIBOR rate was modified to 3.00% per annum. However, if our first lien net leverage ratio is equal to or above 1.50 to 1.00, these interest margins are raised to 2.25% and 3.25%, respectively. As of June 30, 2018, we had no borrowings under the revolving loan facility. Lastly, the Amended Credit Agreement provided for a $10.0 million letter of credit, which, to the extent drawn upon, would reduce the amount of availability under the revolving loan facility by the same amount. No letters of credit were outstanding as of June 30, 2018. The Credit Agreement commitment fee rates on the revolving loan facility (inclusive of the letter of credit), as disclosed above, were not changed.
Covenants
The Amended Credit Agreement contains certain financial and non-financial covenants with which we must comply. The financial covenant requires a first lien net leverage ratio equal to or below 3.50 to 1.00 for any measurement date at which the principal amounts of outstanding revolving loans and letters of credit exceed 25% of the aggregate principal amount of the revolving loan facility. The first lien net leverage ratio is calculated as the ratio of (i) the aggregate principal amount of indebtedness, minus the aggregate amount of consolidated cash (exclusive of restricted cash), as of the measurement date to (ii) consolidated EBITDA, as defined in the Amended Credit Agreement, for the four prior quarters.
The non-financial covenants include, among other things, restrictions on indebtedness, liens, fundamental changes to the business (such as acquisitions, mergers, liquidations or changes in the nature of the business, asset dispositions, restricted payments, transactions with affiliates and other customary matters).
The Amended Credit Agreement also includes various negative covenants, including one that restricts GS Holdings from making non-tax distributions unless certain financial tests are met. In general, GS Holdings is restricted from making distributions unless (a) after giving effect to the distribution it would have, as of a

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

measurement date, a total net leverage ratio of no more than 3.00 to 1.00, and (b) the source of such distributions is retained excess cash flow, certain equity issuance proceeds and certain other sources.
We were in compliance with all covenants, both financial and non-financial, as of June 30, 2018 and December 31, 2017.
The Amended Credit Agreement defines events of default, the breach of which could require early payment of all borrowings under, and termination of, the Amended Credit Agreement or similar actions.
Any borrowings under the Amended Credit Agreement are unconditionally guaranteed by our subsidiaries. Further, the lenders have a security interest in substantially all of the assets of GS Holdings and the other guarantors thereunder.
Initial Credit Facility
On February 10, 2017, GSLLC entered into an agreement (“Initial Credit Facility Agreement”) for a two-year, $50 million bank revolving credit facility (“Initial Credit Facility”), which was expandable, upon our request and successful syndication, to $100 million. The Initial Credit Facility Agreement also allowed us to request the issuance of letters of credit denominated in United States dollars as the applicant thereof for the support of our or our subsidiaries’ obligations. In conjunction with the Initial Credit Agreement, on August 25, 2017, we terminated the Initial Credit Facility. We had no borrowings under the Initial Credit Facility, nor requests for letters of credit during the year ended December 31, 2017.
During the three and six months ended June 30, 2017, we recorded commitment fees on the daily unused amount of each lender’s commitment under the Initial Credit Facility of $64 and $98, respectively, which were recorded within interest expense in the Unaudited Consolidated Statements of Operations. Further, we recorded up-front and other fees associated with the Initial Credit Facility within other assets in the Unaudited Consolidated Balance Sheet, which were amortized on a straight-line basis over the remaining term of the Initial Credit Facility into interest expense in the Unaudited Consolidated Statements of Operations. For the three and six months ended June 30, 2017, we recorded $45 and $75, respectively, of amortization of such fees within interest expense in the Unaudited Consolidated Statements of Operations.
8. Other Liabilities
The following table details the components of other liabilities in the Unaudited Consolidated Balance Sheets as of the dates indicated.

	June 30, 2018	December 31, 2017

Deferred lease liabilities	$2,736	$2,819
Transaction processing liabilities	16,824	16,435
Servicing liabilities(1)	2,272	2,071
Distributions payable(2)	11,171	13,189
Accruals and other liabilities	6,609	4,327
Total other liabilities	$39,612	$38,841

(1)	Refer to Note 3 for additional information on the servicing liabilities.

(2)	Related party distributions payable are not included in this balance, but are instead included within related party liabilities.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

9. Noncontrolling Interests
GreenSky, Inc. is the sole managing member of GS Holdings, and consolidates the financial results of GS Holdings. Therefore, the Company reports a noncontrolling interest based on the common units of GS Holdings held by the Continuing LLC Members. Changes in GreenSky, Inc.’s ownership interest in GS Holdings, while GreenSky, Inc. retains its controlling interest in GS Holdings, are accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of GS Holdings by the Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when GS Holdings has positive or negative net assets, respectively.
As of June 30, 2018, GreenSky, Inc. had 57,650,251 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of GS Holdings common units. When adjusted for unvested units, GreenSky Inc. had a 31.3% economic ownership interest in GS Holdings.
10. Share-Based Compensation
In anticipation of our IPO, the Company adopted the 2018 Omnibus Incentive Compensation Plan (the "2018 Plan") in April 2018. The Company reserved a total of 24,000,000 shares of Class A common stock for issuance pursuant to the 2018 Plan. The Company currently has three types of share-based compensation awards outstanding, namely, Class A common stock options, unvested Holdco Units and unvested Class A common stock awards.
Class A Common Stock Options
Class A common stock option ("Options") activity was as follows during the periods indicated:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017

	Number of Options	Weighted Average Exercise Price	Number of Options

Outstanding at beginning of period	9,821,884	$2.65	10,006,890
Granted prior to Reorganization Transactions and IPO(1)	340,000	14.95	315,000
Exercised prior to Reorganization Transactions and IPO(2)(3)	(270,000)	3.19	(2,000)
Forfeited prior to Reorganization Transactions and IPO	(260,000)	6.41	(338,000)
Effect of Reorganization Transactions and IPO	(186,772)	7.56	N/A
Granted after the Reorganization Transactions and IPO(1)	622,500	23.00	N/A
Exercised after Reorganization Transactions and IPO	—	N/A	N/A
Forfeited after Reorganization Transactions and IPO	(160,000)	22.14	N/A
Outstanding at end of period(4)	9,907,612	$3.83	9,981,890
Exercisable at end of period(4)	7,161,832	$1.47	6,822,500

(1)	Weighted average grant date fair value of Options granted during the six months ended June 30, 2018 and 2017 was $6.34 and $3.52, respectively.

(2)
The total intrinsic value of Options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, during the six months ended June 30, 2018 and 2017 was $1,190 and $8, respectively.

(3)
Employees paid $339 during the six months ended June 30, 2018 to the Company to exercise Options, which resulted in the issuance of 30,516 Holdco Units. Additionally, during the six months ended June 30, 2018, 210,000 Options were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 38,637 Holdco Units.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

(4)	The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of June 30, 2018:

June 30, 2018

Aggregate intrinsic value (in millions)
Unit Options outstanding	$60.3
Unit Options exercisable	$45.9
Weighted average remaining term (in years)
Unit Options outstanding	5.51
Unit Options exercisable	4.63
Profits Interests
Profits interests activity was as follows during the periods indicated:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017

	Number of Profits Interests	Weighted Average Threshold Price	Number of Profits Interests

Outstanding at beginning of period	14,061,530	$8.23	12,616,890
Granted prior to Reorganization Transactions and IPO(1)	2,920,000	14.31	295,000
Forfeited prior to Reorganization Transactions and IPO	(800,000)	9.32	(400,000)
Redeemed prior to Reorganization Transactions and IPO	—	N/A	—
Effect of Reorganization Transactions and IPO	(16,181,530)	9.27	N/A
Outstanding at end of period(2)	—	N/A	12,511,890
(1) Weighted average grant-date fair value of profits interests granted during the six months ended June 30, 2018 and 2017 was $4.47 and $2.89, respectively.
(2) The total fair value based on grant-date fair value of profits interests that vested was $371 and $345 during the six months ended June 30, 2018 and 2017, respectively.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

Unvested Holdco Units
As part of the Reorganization Transactions and the IPO, 15,241,530 profits interests in GS Holdings were converted into 2,941,139 and 3,172,843 vested and unvested Holdco Units, respectively, based on the prevailing profits interests thresholds and the IPO price of $23.00 per share. The converted Holdco Units remain subject to the same service vesting requirements of the original profits interests. Unvested Holdco Units activity was as follows during the periods indicated:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017

	Holdco Units	Weighted Average Grant Date Fair Value	Holdco Units

Unvested at beginning of period	—	N/A	N/A
Effect of Reorganization Transactions and IPO	3,172,843	$23.00	N/A
Granted	—	N/A	N/A
Forfeited	—	N/A	N/A
Vested	—	N/A	N/A
Unvested at June 30, 2018	3,172,843	$23.00	N/A
Unvested Class A Common Stock Awards
As part of the Reorganization Transactions and the IPO, 940,000 profits interests in GS Holdings were converted into 127,327 and 255,904 vested and unvested Class A stock awards based on the prevailing profits interests thresholds and the IPO price of $23.00 per share. The converted unvested Class A common stock awards are subject to the same service vesting requirements of the original profits interests. Unvested Class A common stock award activity was as follows during the periods indicated:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017

	Class A common stock	Weighted Average Grant Date Fair Value	Class A common stock
Unvested at beginning of period	—	N/A	N/A
Effect of Reorganization Transactions and IPO	255,904	$23.00	N/A
Granted	—	N/A	N/A
Forfeited	—	N/A	N/A
Vested(1)	(6,696)	23.00	N/A
Unvested at June 30, 2018	249,208	$23.00	N/A

(1)	The total fair value, based on grant-date fair value, of unvested Class A common stock awards that vested was $154 during the six months ended June 30, 2018.
We recorded share-based compensation expense of $2,851 and $1,574 for the six months ended June 30, 2018 and 2017, respectively, which is included within compensation and benefits expense in the Unaudited Consolidated Statements of Operations. At June 30, 2018, unrecognized compensation costs related to non-vested Options totaled $7.9 million, which will be recognized over a weighted average remaining requisite service period of 4.1 years. At June 30, 2018, unrecognized compensation costs related to unvested Holdco Unit awards totaled $17.7 million, which will be recognized over a weighted average remaining requisite service period of 4.0 years. At June 30, 2018, unrecognized compensation costs related to unvested Class A common stock totaled $1.5 million, which will be recognized over a weighted average remaining requisite service period of 4.3 years. Historical information prior to

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

the Reorganization Transactions has been restated above to account for the 10 to 1 stock split that occurred immediately prior to the IPO in connection with the Reorganization Transactions.
11. Taxation
GreenSky, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from GS Holdings based upon GreenSky, Inc.’s economic interest held in GS Holdings. GS Holdings is treated as a pass-through partnership for income tax reporting purposes. GS Holdings’ members, including GreenSky, Inc., are liable for federal, state and local income taxes based on their share of GS Holdings’ pass-through taxable income.
The Company’s effective tax rate for the three and six months ended June 30, 2018, was 3.8% and 2.6%, respectively, and the Company recorded $1,594 and $1,594 of income tax expense for the three and six months ended June 30, 2018, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2018, was less than our combined federal and state statutory tax rate of 23.5%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests, and prior to the Reorganization Transactions, GS Holdings earnings were completely exempt from federal corporate income taxation. The results from the three and six months ended June 30, 2017 do not reflect income tax expense, because prior to the Reorganization Transactions, the consolidated GS Holdings pass-through entity, was not subject to corporate tax.
The Company regularly monitors its uncertain tax benefits, and as of June 30, 2018, there were no material uncertain tax benefits that if realized would affect the estimated annual effective tax rate, nor were there positions for which it is reasonably possible that the total amount of uncertain tax benefits will significantly increase or decrease within the next 12 months.
As a result of the IPO and Reorganization Transactions, the Company recognized a net deferred tax asset in the amount of $245,836 primarily associated with the basis difference in our investment in GS Holdings. During the six months ended June 30, 2018, we also recognized $57,116 of deferred tax assets related to additional tax basis increases generated from expected future payments under a TRA with certain of the then-existing members of GS Holdings and related deductions for imputed interest on such payments. See "Tax receivable agreement liability" below for more information. We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
As of June 30, 2018, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets are more likely than not to be realized. As such, no additional valuation allowance was recognized. The Company did not recognize any change to the valuation allowance through the provision for income tax for the three or six months ended June 30, 2017, because prior to the Reorganization Transactions, GreenSky, Inc., did not have any operations or investments, and therefore, did not have any deferred tax assets.
Tax receivable agreement liability
Pursuant to our election under Section 754 of the Internal Revenue Code (the "Code"), we expect to obtain an increase in our share of the tax basis in the net assets of GS Holdings when Holdco Units are redeemed or exchanged by the Continuing LLC Members of GS Holdings. We intend to treat any redemptions and exchanges of Holdco Units as direct purchases of Holdco Units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
On May 23, 2018, we entered into a TRA that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of GS Holdings resulting from any redemptions or exchanges of Holdco Units and from our acquisition of the equity of certain of the Former Corporate Investors, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the "TRA

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

Payments"). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in GS Holdings or us. The rights of each member of GS Holdings, that is a party to the TRA, are assignable to transferees of their respective Holdco Units.
As of June 30, 2018, the Company had a liability of $255.8 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Unaudited Consolidated Balance Sheet.
12. Commitments, Contingencies and Guarantees
Commitments
We primarily lease our premises under multi-year, non-cancelable operating leases with terms expiring through 2024, exclusive of renewal option periods. Our lease agreement expiring in 2024 also contains a renewal option, at our election, to extend the lease for five consecutive three-year periods. Base rent is subject to rent escalations on each annual anniversary from the lease commencement dates. Rental payments, as well as any step rent provisions specified in the lease agreements, are aggregated and charged evenly to expense over the lease term. Certain of these operating leases contain rent holidays and tenant allowances that may be applied toward leasehold improvements or other lease concessions. Capital improvement funding and other lease concessions provided by the landlord are recorded as deferred liabilities and are amortized evenly over the lease term as a reduction of rent expense. In most circumstances, we expect that in the normal course of business, leases will be renewed or replaced by other leases.
Rent expense is recognized on a straight-line basis over the life of the lease and included within property, office and technology or related party expenses in the Unaudited Consolidated Statements of Operations. Refer to Note 13 for additional information regarding office space leased from a related party. Rent expense was $812 and $750 for the three months ended June 30, 2018 and 2017, respectively. Rent expense was $1,556 and $1,475 for the six months ended June 30, 2018 and 2017, respectively.
As of June 30, 2018, future minimum lease payments under our leases for the succeeding five fiscal years and thereafter are as follows:

June 30, 2018

Remainder of 2018	$1,764
2019	3,723
2020	3,815
2021	3,878
2022	2,827
2023 and thereafter	1,647
Total minimum lease payments	$17,654
Our transaction processor imposes certain financial covenants upon our wholly owned subsidiary, GSLLC.
The financial covenants with our transaction processor apply only to GSLLC and include the following:

•	Tangible net worth, as defined in the agreement, of no less than $7.5 million;

•	Minimum aggregate net income of $5.0 million for the trailing four fiscal quarters, and

•	Ratio of total liabilities to total equity not to exceed 3.00:1.00.
As of June 30, 2018, GSLLC was in compliance with all financial covenants.
As of June 30, 2018, our outstanding open and unused line of credit on approved loans was $3.7 million. We have not recorded a provision for these unfunded commitments, but believe we have adequate cash on hand to fund these commitments.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

For certain Bank Partners, we maintain a restricted cash balance based on a contractual percentage of the total interest billed on outstanding deferred interest loans that are within the promotional period less previous FCR on such outstanding loans. As of June 30, 2018, restricted cash in the Unaudited Consolidated Balance Sheet includes $42.2 million associated with this arrangement.
Contingencies
In limited instances, the Company may be subject to operating losses if we make certain errors in managing credit programs and we determine that a customer is not liable for a loan originated by a Bank Partner. We evaluated this contingency in accordance with ASC 450, Contingencies, and determined that it is reasonably possible that losses could result from errors in underwriting. However, in management’s opinion, it is not possible to estimate the likelihood or range of reasonably possible future losses related to errors in underwriting based on currently available information. Therefore, we have not established a liability for this loss contingency.
Further, from time to time, we place Bank Partner loans on non-accrual and non-payment status (“Pended Status”) while we investigate consumer loan balance inquiries, which may arise from disputed charges related to work performed by third-party merchants. As of June 30, 2018, Bank Partner loan balances in Pended Status were $14.2 million. While it is management’s expectation that most of these loan balance inquiries will be resolved without incident, in certain instances we may determine that it is appropriate for the Company to permanently reverse the loan balance and assume the economic responsibility for the loan balance itself. We record a liability for these instances. As of June 30, 2018, our liability for potential Pended Status future losses was $2.6 million.
From time to time, we may become a party to civil claims and lawsuits. As of June 30, 2018, we were not a party as a defendant to any litigation that we believed was material to our operations or results.
Financial guarantees
Under the terms of the contracts with our Bank Partners, a contractual percentage of the Bank Partners’ monthly originations and month-end outstanding portfolio balance is held and maintained in restricted, interest-bearing escrow accounts to serve as limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses. The Company’s maximum exposure to Bank Partner portfolio credit losses is limited to the contractual restricted cash balance, which was $72.7 million as of June 30, 2018. The recorded fair value of the financial guarantee related to these contracts was $0.6 million as of June 30, 2018, which was recorded within other liabilities in the Unaudited Consolidated Balance Sheets. Recorded financial guarantees are typically settled within one year of the initial measurement of the liability. In determining the measured liabilities, we consider a variety of factors, including historical experience and management’s expectations of current customer delinquencies converting into Bank Partner portfolio losses.
13. Related Party Transactions
We lease office space from a related party under common management control for which rent expenses are recognized within related party expenses in the Unaudited Consolidated Statements of Operations. Total rent expenses related to this office space were $441 and $372 for the three months ended June 30, 2018 and 2017, respectively. Total rent expenses related to this office space were $813 and $745 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, a $300 tenant allowance associated with this lease was outstanding, which is presented within related party receivables in the Unaudited Consolidated Balance Sheets.
We entered into loan agreements, most of which are non-interest bearing, with certain non-executive employees for which the remaining outstanding balances will be forgiven ratably over designated periods based on continual employment with the Company. As of June 30, 2018 and December 31, 2017, the remaining outstanding balances on these loan agreements were $35 and $210, respectively, which are presented within related party receivables in the Unaudited Consolidated Balance Sheets.
Equity-based payments to non-employees resulted in related party expenses for the three months ended June 30, 2018 and 2017, of $0 and $95, respectively. Equity-based payments to non-employees resulted in related party expenses for the six months ended June 30, 2018 and 2017, of $0 and $190, respectively.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

In May 2018, we declared a special operating distribution of $26.2 million. As of June 30, 2018, $25.1 million of the declared distribution was paid in cash, including $1.0 million to an affiliate of a related party. The remaining portion of the declared distribution will be paid in stages upon vesting events, and is recorded within related party liabilities ($0.2 million) and other liabilities ($0.9 million) in the Unaudited Consolidated Balance Sheets as of June 30, 2018.
In August 2017, we incurred fees of $2.6 million due to an affiliate of one of the members of the board of managers in connection with finalizing our August 2017 term loan transaction. These costs were not directly attributable to the original term loan and were, therefore, expensed as incurred, rather than deferred against the term loan balance. The unpaid portion of these fees of $0.5 million is recorded within related party liabilities in the Unaudited Consolidated Balance Sheets as of June 30, 2018.
In November 2016, we executed a $20.0 million Bank Partner agreement (“2016 Agreement”) with affiliates of two members of our Board of Directors. The agreement was structured similarly to the origination and servicing arrangements with the other Bank Partners, wherein the Company is required to hold restricted cash based on monthly originations and the month-end outstanding portfolio balance. In June 2018, the outstanding loans owned by this related party were sold to another Bank Partner, which is not a related party, and continue to be serviced by us. In connection with that loan sale, the related party financing partner ended its servicing agreement with us, and as such, as of June 30, 2018, we no longer have any related party financing partner agreements.
We are entitled to collect fixed servicing fees in conjunction with the 2016 Agreement. As of June 30, 2018, and December 31, 2017, our related party financing partners had committed balances in the aggregate of $0.0 million and $11.7 million, respectively.
Unaudited Consolidated Balance Sheets effects associated with our related party financing partners were as follows at the dates indicated:

	June 30, 2018	December 31, 2017
Related party receivables(1)	$—	$8
Related party liabilities(2)	—	445
Restricted cash	—	437

(1)	Receivables related to servicing and other.

(2)	Related party liabilities primarily consisted of related party servicing payables.
Unaudited Consolidated Statements of Operations effects associated with our related party financing partners were as follows during the periods indicated, and includes the income related impact of our two previous related party financing arrangements that were terminated in June 2018 and June 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Servicing and other	$26	$137	$54	$216
Related party expenses(1)	(211)	26	—	69

(1)	Expenses incurred related to related party financing partner credit losses.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

14. Segment Reporting
We conduct our operations through a single operating segment and, therefore, one reportable segment. Operating segments are revenue-generating components of a company for which separate financial information is internally produced for regular use by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess the performance of the business. Our CODM uses a variety of measures to assess the performance of the business; however, detailed profitability information of the nature that could be used to allocate resources and assess the performance of the business are managed and reviewed for the Company as a whole.
There are no significant concentrations by state or geographical location, nor are there any significant individual customer concentrations by balance.
15. Variable Interest Entities
Upon completion of our IPO, GreenSky, Inc. became the managing member of GS Holdings with 100% of the management and voting power in GS Holdings. In its capacity as managing member, GreenSky, Inc. has the sole authority to make decisions on behalf of GS Holdings and bind GS Holdings to signed agreements. Further, GS Holdings maintains separate capital accounts for its investors as a mechanism for tracking earnings and subsequent distribution rights. Accordingly, management concluded that GS Holdings is determined to be a limited partnership or similar legal entity as contemplated in ASC 810.
Furthermore, management concluded that GreenSky, Inc. is GS Holdings' primary beneficiary. As the primary beneficiary, GreenSky, Inc. consolidates the results of GS Holdings for financial reporting purposes under the variable interest consolidation model guidance in ASC 810.
GreenSky, Inc.’s relationship with GS Holdings results in no recourse to the general credit of GreenSky, Inc. GS Holdings and its consolidated subsidiaries represents GreenSky, Inc.’s sole investment. GreenSky, Inc. shares in the income and losses of GS Holdings in direct proportion to GreenSky, Inc.’s ownership percentage. Further, GreenSky, Inc. has no contractual requirement to provide financial support to GS Holdings.
Below are tabular disclosures, which give insight into how GS Holdings affects GreenSky, Inc.’s financial position, performance and cash flows. Prior to the IPO and Reorganization Transactions, GreenSky, Inc. was not impacted by GS Holdings, and therefore 2017 periods were not presented below.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

The following table presents the balances related to GS Holdings that are included on the Unaudited Consolidated Balance Sheets as well as GreenSky, Inc.'s interest in the variable interest entity ("VIE") at June 30, 2018.

June 30, 2018

Assets
Cash	$236,524
Restricted cash	142,542
Loan receivables held for sale, net	43,489
Accounts receivable, net	20,424
Related party receivables	335
Property, equipment and software, net	8,518
Other assets	5,401
Total assets	$457,233

Liabilities and Members Equity (Deficit)
Liabilities
Accounts payable	$6,342
Accrued compensation and benefits	6,451
Other accrued expenses	1,077
Finance charge reversal liability	107,047
Term loan	387,979
Related party liabilities	825
Other liabilities	39,612
Total liabilities	549,333

Members Equity (Deficit)
Equity attributable to Continuing LLC Members	(68,020)
Equity attributable to GreenSky, Inc.	(24,080)
Total members equity (deficit)	(92,100)
Total liabilities and members equity (deficit)	$457,233
The following table reflects the impact of consolidation of GS Holdings into the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2018.

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018

Total operating revenue	$105,704	$191,030
Total operating expenses	58,896	120,645
Operating profit	46,808	70,385
Total other income/(expense), net	(4,398)	(9,371)
Net income	$42,410	$61,014

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

The following table reflects the cash flow impact of GS Holdings on the Unaudited Consolidated Statement of Cash Flows during the six months ended June 30, 2018:

Six Months Ended June 30,
2018

Net cash provided by operating activities	$109,604
Net cash (used in) investing activities	(2,707)
Net cash (used in) financing activities	(81,669)

Net increase in cash and restricted cash	25,228
Cash and restricted cash at beginning of period	353,838
Cash and restricted cash at end of period	$379,066
16. Temporary Equity
Prior to the IPO and Reorganization Transactions, GreenSky Holdings, LLC had outstanding Class B and Class C Preferred Units, which were accounted for as temporary equity because of redemption preferences. The redemption preferences were waived on both the Class B and Class C Preferred Units in conjunction with the IPO, and therefore temporary equity has a balance of $0 as of June 30, 2018. Below are more details on the accounting treatment prior to the IPO and Reorganization Transactions.
Class B Preferred Units
Prior to the IPO, Class B unit holders collectively were entitled to a liquidation preference prior to any distribution to the holders of any other equity securities, which liquidation preference became null and void upon consummation of the IPO. Accordingly, as of June 30, 2018, the Class B liquidation preference is of no further effect because of the IPO. As of December 31, 2017, the redemption amount of the Class B preferred units, which was adjusted for non-tax GS Holdings member distributions, was $215.8 million. The liquidation preference was further adjusted for non-tax GS Holdings distributions during 2018 prior to the IPO.
Class C Preferred Units
Prior to the IPO, Class C-1 and C-2 unit holders collectively were entitled to a liquidation preference prior to any distribution to Class A unit holders, but in the event of an initial public offering, the Class C units automatically convert into GS Holdings Class A units immediately prior to the initial public offering. Accordingly, as of June 30, 2018, Class C-1 and C-2 liquidation preferences are of no further effect because of the IPO. As of December 31, 2017, the redemption amounts of the Class C-1 and Class C-2 preferred units, which were adjusted for non-tax GS Holdings member distributions, were $191.4 million for Class C-1 preferred units and $43.0 million for Class C-2 preferred units. The liquidation preferences were further adjusted for non-tax GS Holdings distributions during 2018 prior to the IPO.
17. Subsequent Events
Management of the Company performed an evaluation of subsequent events through August 10, 2018, which is the date the financial statements were issued. No subsequent events were noted in management’s evaluation that would require disclosure.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data and unless otherwise indicated)

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our prospectus dated May 23, 2018, filed with the Securities and Exchange Commission (the "SEC") on May 25, 2018 (the "Final IPO Prospectus"). This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Quarterly Report on Form 10-Q.
Organization
GreenSky, Inc. (or the "Company," "we" or "our") was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an initial public offering ("IPO") of its Class A common stock and certain Reorganization Transactions (as defined and described in the Final IPO Prospectus) in order to carry on the business of GreenSky Holdings, LLC (“GS Holdings”) and its consolidated subsidiaries. GS Holdings, a holding company with no operating assets or operations, was organized in August 2017. On August 24, 2017, GS Holdings acquired a controlling interest in GreenSky LLC ("GSLLC"), a Georgia limited liability company, which is an operating entity. Common membership interests of GS Holdings, are referred to as "Holdco Units."
Immediately prior to our IPO, (i) the operating agreement of GS Holdings was amended and restated to, among other things, modify its capital structure by replacing the different classes of membership interests and profits interests with Holdco Units; (ii) we issued to each of the Continuing LLC Members (as defined below) a number of shares of GreenSky, Inc. Class B common stock equal to the number of Holdco Units held by it (other than the Holdco Units that were exchanged in connection with the IPO), for consideration in the amount of $0.001 per share of Class B common stock; (iii) certain Holdco Units were contributed to GreenSky, Inc. in exchange for shares of our Class A common stock; (iv) equity holders of the Former Corporate Investors (as defined below) contributed their equity in the Former Corporate Investors to GreenSky, Inc. in exchange for shares of our Class A common stock and the right to certain payments under the Tax Receivable Agreement (“TRA”), and Former Corporate Investors merged with and into subsidiaries of GreenSky, Inc.; (v) outstanding options to acquire Class A units of GS Holdings were equitably adjusted so that they are exercisable for shares of Class A common stock; and (vi) outstanding warrants to acquire Class A units of GS Holdings were equitably adjusted pursuant to their terms so that they are exercisable for Holdco Units (and an equal number of shares of Class B common stock). We refer to these transactions collectively as the “Reorganization Transactions.”
Following the Reorganization Transactions, the Original GS Equity Owners (other than the Former Corporate Investors) and certain Original Profits Interests Holders, which we collectively refer to as the "Continuing LLC Members," continue to own Holdco Units. Original GS Equity Owners refers to the owners of units of GS Holdings prior to the Reorganization Transactions. Former Corporate Investors refers to certain of the Original GS Equity Owners that merged with and into one or more subsidiaries of GreenSky, Inc. in connection with the Reorganization Transactions, which was accounted for as a common control transaction and had no material impact on the net assets of the Company. Original Profits Interests Holders refers to the owners of profits interests in GS Holdings prior to the Reorganization Transactions. The Reorganization Transactions are more fully described in the Final IPO Prospectus.
On May 24, 2018, the Company completed an IPO of 43,700,000 shares of its Class A common stock at a public offering price of $23.00 per share, receiving approximately $954.8 million in net proceeds, after deducting underwriting discounts and commissions (but not including other offering costs), which were used to purchase 2,426,198 shares of Class A common stock and 41,273,802 newly-issued GS Holdings common units at a price per unit equal to the price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions. The newly-issued GS Holdings common units were sold by Continuing LLC Members, which we also refer to as "Exchanging Members." Pursuant to an "Exchange Agreement," the Exchanging Members can exchange their Holdco Units (with automatic cancellation of an equal number of shares of Class B common stock)

for shares of our Class A common stock on a one-for-one basis, subject to customary adjustments for certain subdivisions (stock splits), combinations, or purchases of Class A common stock or Holdco Units, or for cash (based on the market price of the shares of Class A common stock), at our option (such determination to be made by the disinterested members of our board of directors).
The IPO and Reorganization Transactions resulted in the Company becoming the sole managing member of GS Holdings. As the sole managing member of GS Holdings, we operate and control all of GS Holdings’ operations and, through GS Holdings and its subsidiaries, conduct GS Holdings’ business. As of June 30, 2018, the Company had an economic interest in GS Holdings of 31.3%. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its unaudited consolidated financial statements representing the GS Holdings interests held by Continuing LLC Members.
Overview
We are a leading technology company that powers commerce at the point of sale. Our platform facilitates merchant sales, while reducing the friction, and improving the economics, associated with a consumer making a purchase and a bank extending financing for that purchase. We had 13,440 active merchants (as defined below) on our platform as of June 30, 2018, and, from our inception through June 30, 2018, merchants have used our platform to enable approximately 1.9 million consumers to finance approximately $13.6 billion of transactions with federally insured banks that originate loans under the GreenSky program and any other lenders with respect to those loans (referred to henceforth as "Bank Partners").
We have a strong recurring revenue model built upon repeat and growing usage by merchants. We derive most of our revenue and profitability from upfront transaction fees that merchants pay us every time they facilitate a transaction using our platform. Thus, our profitability is strongly correlated with merchant transaction volume. The transaction fee rate depends on the terms of financing selected by a consumer. In addition, we collect servicing fees on the loan portfolios we service for our Bank Partners.
We have achieved significant growth in active merchants, transaction volume and total revenue, which has resulted in strong net income and Adjusted EBITDA. Our low-cost go-to-market strategy, coupled with our recurring revenue model, has helped us generate strong margins. Transaction volume (as defined below) was $1.3 billion in the three months ended June 30, 2018, representing an increase of 36% from $1.0 billion in the three months ended June 30, 2017. Transaction volume was $2.4 billion in the six months ended June 30, 2018, representing an increase of 40% from $1.7 billion in the six months ended June 30, 2017.
Active merchants totaled 13,440 as of June 30, 2018, representing an increase of 45% from 9,279 as of June 30, 2017. Our total revenue increased by 28% from $82.4 million to $105.7 million during the three months ended June 30, 2018 from the comparable prior period and by 29% from $147.8 million to $191.0 million during the six months ended June 30, 2018 from the comparable prior period.
Our net income increased by 6% from $38.6 million to $40.8 million during the three months ended June 30, 2018 from the comparable prior period and decreased by 2% from $60.6 million to $59.4 million during the six months ended June 30, 2018 from the comparable prior period.
Our Adjusted EBITDA (as defined below) increased by 28% from $40.8 million to $52.1 million during the three months ended June 30, 2018 from the comparable prior period and by 23% from $64.6 million to $79.6 million during the six months ended June 30, 2018 from the comparable prior period.
Information regarding our use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP (as defined below) measure, is included in "Non-GAAP Financial Measures."
Non-GAAP Financial Measures
In addition to financial measures presented in accordance with United States generally accepted accounting principles (“GAAP”), we monitor Adjusted EBITDA to manage our business, make planning decisions, evaluate our performance and allocate resources. We define “Adjusted EBITDA” as net income before interest expense, taxes, depreciation and amortization, adjusted to eliminate equity-based compensation and payments and certain non-cash and non-recurring expenses.
We believe that Adjusted EBITDA is one of the key financial indicators of our business performance over the long term and provides useful information regarding whether cash provided by operating activities is sufficient to maintain and grow our business. We believe that this methodology for determining Adjusted EBITDA can provide useful supplemental information to help investors better understand the economics of our platform.
Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as net income. Some of the limitations of Adjusted EBITDA include:

•	It does not reflect our current contractual commitments that will have future impact

•	It does not reflect the impact of working capital requirements or capital expenditures

•	It is not a universally consistent calculation, which limits its usefulness as a comparative measure
Further, we utilize "Pro Forma Net Income," which we define as consolidated net income, adjusted for non-recurring transaction expenses, that is fully tax effected, such that 100% of the Pro Forma Net Income is taxed at our assumed effective tax rate for such period. Pro Forma Net Income is a useful measure because it makes our results more directly comparable to public companies that have the vast majority of their earnings subject to corporate income taxation.
Pro Forma Net Income has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as net income. Some of the limitations of Pro Forma Net Income include:

•	It makes assumptions about tax expense, which may differ from actual results

•	It is not a universally consistent calculation, which limits its usefulness as a comparative measure
Management compensates for the inherent limitations associated with using the measure of Adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, as presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$40,816	$38,593	$59,420	$60,604
Interest expense	5,787	110	11,378	174
Tax expense (1)	1,740	100	1,806	172
Depreciation and amortization	1,067	909	2,037	1,875
Equity-related expense (2)	1,854	1,078	2,859	1,772
Fair value change in servicing liabilities (3)	85	—	201	—
Non-recurring transaction expenses (4)	759	—	1,882	—
Adjusted EBITDA	$52,108	$40,790	$79,583	$64,597

(1)
Includes non-corporate tax expense. Non-corporate tax expense is included within general and administrative expenses in our Unaudited Consolidated Statements of Operations. Prior to the IPO and Reorganization Transactions we did not have any corporate income tax expense.

(2)	Includes equity-based compensation to employees and directors, as well as equity-based payments to non-employees.

(3)
Includes the non-cash impact of the initial recognition of servicing liabilities and subsequent fair value changes in such servicing liabilities during the periods presented. See Note 3 to the unaudited consolidated financial statements for an additional discussion of our servicing liabilities.

(4)
Non-recurring transaction expenses include certain costs associated with our IPO, which were not deferrable against the proceeds of the IPO. Further, certain costs related to our March 2018 term loan upsizing were expensed as incurred, rather than deferred against the balance of the term loan, and therefore are being added back to net income given the non-recurring nature of these expenses.

Management compensates for the inherent limitations associated with using the measure of Pro Forma Net Income through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Pro Forma Net Income to the most directly comparable GAAP measure, net income, as presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$40,816	$38,593	$59,420	$60,604
Non-recurring transaction expenses (1)	759	—	1,882	—
Incremental pro forma tax expense (2)	(8,038)	(8,611)	(12,439)	(13,522)
Pro forma Net Income	$33,537	$29,982	$48,863	$47,082

(1)
Non-recurring transaction expenses include certain costs associated with our IPO, which were not deferrable against the proceeds of the IPO. Further, certain costs related to our March 2018 term loan upsizing were expensed as incurred, rather than deferred against the balance of the term loan, and therefore are being added back to net income given the non-recurring nature of these expenses.

(2)
This adjustment represents the incremental tax effect on net income, adjusted for non-recurring transaction expenses, assuming that all consolidated net income was subject to corporate taxation for the periods presented. For the three months ended June 30, 2018 and 2017, we assumed effective tax rates of 22.3% and 22.3%, respectively. For the six months ended June 30, 2018 and 2017, we assumed effective tax rates of 22.3% and 22.3%, respectively.

Business Metrics
We review a number of operating and financial metrics, including the following, to evaluate our business, measure our performance, identify trends, formulate plans and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Active Merchants
Number (end of period)	13,440	9,279	13,440	9,279
Percentage increase	45%		45%
Transaction Volume
Dollars (in millions)	$1,318	$970	$2,351	$1,675
Percentage increase	36%		40%
Loan Servicing Portfolio
Dollars (in millions, at end of period)	$6,253	$4,433	$6,253	$4,433
Percentage increase	41%		41%
Cumulative Consumer Accounts
Number (through end of period)	1,896,710	1,312,374	1,896,710	1,312,374
Percentage increase	45%		45%
Active Merchants. We define active merchants as home improvement merchants and healthcare providers that have submitted at least one consumer application during the 12 months ended at the date of measurement. Because our transaction volume is a function of the size, engagement and growth of our merchant network, active merchants, in aggregate, are an indicator of future revenue and profitability, although they are not directly correlated.

Transaction Volume. We define transaction volume as the dollar value of loans facilitated on our platform during a given period. Transaction volume is an indicator of revenue and overall platform profitability and has grown substantially in the past several years.
Loan Servicing Portfolio. We define our loan servicing portfolio as the aggregate outstanding consumer loan balance (principal plus accrued interest and fees) facilitated and serviced by our platform at the date of measurement. Our loan servicing portfolio is an indicator of our servicing activities. The average loan servicing portfolio for the three and six months ended June 30, 2018 was $5,931 million and $5,742 million, respectively. The average loan servicing portfolio for the three and six months ended June 30, 2017 was $4,210 million and $4,072 million, respectively.
Cumulative Consumer Accounts. We define cumulative consumer accounts as the aggregate number of consumer accounts approved on our platform since our inception, including both existing and prior accounts. Although not directly correlated to revenue, cumulative consumer accounts is a measure of our brand awareness among consumers, as well as the value of the data we have been collecting from such consumers since our inception. We may use this data to support future growth by cross-marketing products and delivering potential additional customers to merchants that may not have been able to source those customers themselves.
Factors Affecting our Performance
Growth in Active Merchants and Transaction Volume. Growth trends in active merchants and transaction volume are critical variables directly affecting our revenue and financial results. Both factors influence the number of loans funded on our platform and, therefore, the fees that we earn and the per unit cost of the services that we provide. Growth in active merchants and transaction volume will depend on our ability to retain our existing platform participants, add new participants and expand to new industry verticals. To support our efforts to increase our network of merchants, we have expanded our sales and marketing groups, which focus on merchant acquisition, from 44 full-time-equivalents, as of June 30, 2017, to 137, as of June 30, 2018.
Increasing Bank Partner Commitments. Bank Partner funding commitments are integral to the success of our program. Our ability to increase transaction volume and expand our loan servicing portfolio is dependent on securing sufficient commitments from our Bank Partners and adding new Bank Partners to our program. As of June 30, 2018, we had approximately $8.0 billion of total commitments from our Bank Partners, of which $2.1 billion were unused. Our efforts to grow existing commitments from our Bank Partners and to attract new Bank Partners to our program are an integral part of our strategy.
Performance of the Loans our Bank Partners Originate. While our Bank Partners bear substantially all of the credit risk on their wholly-owned loan portfolios, Bank Partner credit losses and prepayments impact our profitability as follows:

•
Our contracts with our Bank Partners entitle us to incentive payments when the finance charges billed to borrowers exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses. This incentive payment varies from month to month, primarily due to the amount of realized credit losses.

•
With respect to deferred interest loans, we bill the consumer for interest throughout the deferred interest promotional period, but the consumer is not obligated to pay any interest if the loan is repaid in full before the end of the promotional period. We are obligated to remit this accumulated billed interest to our Bank Partners to the extent the loan principal balances are paid off within the promotional periods (each event, a finance charge reversal or "FCR") even though the interest billed to the consumer is reversed. Our maximum FCR liability is limited to the gross amount of finance charges billed during promotional periods, offset by the collection of incentive payments from our Bank Partners during such periods and proceeds received from transfers of previously charged-off loan receivables ("Charged-Off Receivables"). Our profitability is impacted by the difference between the cash collected from the incentive payments and Charged-Off Receivables, and the cash to be remitted on a future date to settle our FCR liability. Our FCR liability quantifies our expected future obligation to remit billed interest with respect to deferred interest loans.

•
If credit losses exceed an agreed-upon threshold, we have committed to make limited payments to our Bank Partners. Our maximum financial exposure is contractually limited to the escrow that we establish with each Bank Partner, which represented a weighted average target rate of 1.3% of the total outstanding principal balance as of June 30, 2018. Cash set aside monthly to meet this requirement is classified as restricted cash in our Unaudited Consolidated Balance Sheets.

For further discussion of our sensitivity to the credit risk exposure of our Bank Partners, see Part I, Item 3 “Quantitative and Qualitative Disclosure About Market Risk—Credit risk.”
General Economic Conditions and Industry Trends. Our results of operations are impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending behavior and consumer demand for our merchants’ products and services. As general economic conditions improve or deteriorate, the amount of disposable income consumers have tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. Specific economic factors such as interest rate levels, changes in monetary and related policies, market volatility, consumer confidence and, particularly, unemployment rates also influence consumer spending and borrowing patterns. In addition, trends within the industry verticals in which we operate affect consumer spending on the products and services our merchants offer in those industry verticals. For example, the strength of the national and regional real estate markets and trends in new and existing home sales impact demand for home improvement goods and services and, as a result, the volume of loans originated to finance these purchases. In addition, trends in healthcare costs, advances in medical technology, and increasing life expectancy are likely to impact demand for elective medical procedures and services.
Seasonality. Our operating results can vary from quarter to quarter as a result of seasonality in consumer spending and payment patterns. Our revenue growth generally is higher during the second and third quarters of the year as the weather improves, the residential real estate market becomes more active and consumers begin home improvement projects. During these periods, we tend to experience increased loan applications and, in turn, transaction volume. Conversely, our revenue growth generally slows during the first and fourth quarters of the year, as consumer spending on home improvement projects tends to slow leading up to the holiday season and through the winter months. As a result, growth in loan applications and transaction volume also tends to slow during these periods. Unlike the home improvement vertical, the elective healthcare vertical is less susceptible to quarter to quarter seasonality, as the volume of elective healthcare procedures tends to remain relatively constant throughout the year. Our seasonality trends may vary in the future as we introduce our program to new industry verticals and become less concentrated in the home improvement industry.
The origination-related and finance charge reversal components of our cost of revenue also are subject to these same seasonal factors, while the servicing related component of cost of revenue, in particular customer service staffing, printing and posting costs, is not as closely correlated to seasonal volume patterns. As transaction volume increases, the transaction volume related personnel costs, as well as costs related to credit and identity verification, among other activities, increase as well. Further, costs related to finance charge reversals are positively correlated to transaction volume in the same period of the prior year. As prepayments on deferred interest loans, which trigger finance charge reversals, typically are highest towards the end of the promotional period, and promotional periods are most commonly 12, 18 or 24 months, finance charge reversal settlements follow a similar seasonal pattern as transaction volumes over the course of a calendar year.
Components of Results of Operations
Revenue
We generate a substantial majority of our total revenue from transaction fees paid by merchants each time a consumer utilizes our platform to finance a purchase and, to a lesser extent, from fixed servicing fees on Bank Partner loans.
Transaction fees. We earn a specified transaction fee in connection with each purchase made by a consumer based on a loan’s terms and promotional features. Transaction fees are billed to, and collected directly from, the merchant and are considered to be earned at the time of the merchant’s transaction with the consumer. We also may earn a specified interchange fee in connection with purchases where payments are processed through a credit card payment network.

Servicing and other. Servicing fees are derived from providing professional services to manage loan portfolios on behalf of our Bank Partners. We are entitled to collect servicing fees as part of the servicing agreements with our Bank Partners, which are paid monthly based upon an annual fixed percentage of the outstanding Bank Partner loan portfolio balance.
Cost of Revenue (exclusive of depreciation and amortization expense)
Origination and servicing costs. Origination and servicing costs consist primarily of compensation and benefits related to activities such as customer service and merchant underwriting. In addition, we incur processing fees on each transaction processed by our third-party transaction processor, costs for printing and postage related to consumer statement production and other costs related to consumer application review. We expect our origination and servicing related costs to decrease on a per unit basis as we realize greater economies of scale and the benefits of investments in these functions over the past few years.
Fair value change in FCR liability. Deferred interest loan products, which historically have represented a substantial portion of our transaction volume, have a feature whereby the consumer borrower is provided a promotional period to repay the loan principal balance in full without incurring finance charges. We bill interest accrued on the loan each month to the consumer throughout the promotional period and, if the loan is repaid in full before the end of the promotional period, the interest billed to the consumer is reversed. Under the terms of our contracts with our Bank Partners, we are obligated to remit this reversed billed interest to the Bank Partners.
The monthly billing of interest on deferred interest loan products triggers a potential future FCR liability for us, which qualifies as an embedded derivative. Fair value changes reflect the increase or decrease in our expected obligation to return billed interest to our Bank Partners in the future. Fair value changes in the FCR liability are partially offset by the receipt of monthly incentive payments from Bank Partners during the promotional period, which vary from month to month.
Our total FCR liability is recorded in our Unaudited Consolidated Balance Sheets and is calculated at the end of each period as the following:

•	FCR liability beginning balance, plus

•
Receipts, which are comprised of, first, incentive payments from Bank Partners and, second, transfers of Charged-Off Receivables in exchange for cash. Incentive payments from Bank Partners are the surplus of finance charges billed to borrowers over the combination of an agreed-upon portfolio yield, a fixed servicing fee and realized net credit losses. Transfers of Charged-Off Receivables are cash payments we receive from third party investors for recovery interests in previously charged-off Bank Partner loans; minus

•	Settlements, which represent the remittance of previously billed, but uncollected, finance charges for loans that were paid off within the promotional period, plus

•	Fair value change in FCR liability, which represents an estimate of future settlements, equals

•	FCR liability ending balance
See Note 3 to the unaudited consolidated financial statements included in Part I, Item 1 for additional information on our FCR liability, including an illustration of the sensitivity of the fair value of our FCR liability to changes in the finance charge reversal rate and Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Credit risk” for additional information on the sensitivity of the fair value of our FCR liability to portfolio net credit losses.
Operating Expenses
Compensation and benefits. Compensation and benefits expenses primarily consist of salaries, benefits and share-based compensation for executive, information technology, sales and marketing, finance, legal, human resources, product management and other overhead-related activities.
Sales and marketing. Sales and marketing expenses, which exclude compensation and benefits, primarily relate to promotional activities and travel related expenses. The majority of our sales and marketing spend is “business-to-

business” related, as we primarily attract new merchants to our program through trade shows, on-site visits with prospective merchants and other means.
Property, office and technology. Property, office and technology expenses primarily relate to technology, telecommunications and rent expense. These costs also include maintenance and security expenses associated with our facilities, as well as expenses related to phone and internet usage.
Depreciation and amortization. Depreciation and amortization expense is related to capitalizable computer hardware, furniture and leasehold improvements, as well as software, which is primarily internally developed. Computer hardware and software are expensed over three years, furniture is expensed over five years, and leasehold improvements are expensed over the shorter of the expected life of the asset or the remaining lease term.
General and administrative. General and administrative expenses primarily consist of legal, accounting, consulting and investment banking fees, recruiting and non-sales and marketing travel costs, as well as Bank Partner escrow expenses which represent our maximum exposure to our Bank Partners’ portfolio credit losses.
Related party expenses. Related party expenses primarily consist of rent expense, as we lease office space from a related party. In addition, we have made equity and transaction-based payments to certain related parties.

Results of Operations Summary
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Part I, Item 1 and with our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations appearing in our Final IPO Prospectus.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change

Revenue
Transaction fees	$90,197	$71,452	$18,745	26%	$161,137	$126,373	$34,764	28%
Servicing and other	15,507	10,968	4,539	41%	29,893	21,384	8,509	40%
Total revenue	105,704	82,420	23,284	28%	191,030	147,757	43,273	29%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	33,765	23,193	10,572	46%	69,895	46,492	23,403	50%
Compensation and benefits	15,585	13,167	2,418	18%	31,928	25,597	6,331	25%
Sales and marketing	1,038	339	699	206%	1,866	572	1,294	226%
Property, office and technology	3,137	2,754	383	14%	5,859	5,280	579	11%
Depreciation and amortization	1,067	909	158	17%	2,037	1,875	162	9%
General and administrative	4,074	4,226	(152)	(4)%	8,247	8,006	241	3%
Related party expenses	230	493	(263)	(53)%	813	1,004	(191)	(19)%
Total costs and expenses	58,896	45,081	13,815	31%	120,645	88,826	31,819	36%
Operating profit	46,808	37,339	9,469	25%	70,385	58,931	11,454	19%
Other income/(expense), net	(4,398)	1,254	(5,652)	N/A	(9,371)	1,673	(11,044)	N/A
Income before income tax expense	42,410	38,593	3,817	10%	61,014	60,604	410	1%
Income tax expense	1,594	—	1,594	N/A	1,594	—	1,594	N/A
Net income	$40,816	$38,593	$2,223	6%	$59,420	$60,604	$(1,184)	(2)%
Less: Net income attributable to noncontrolling interests	35,266	N/A	N/A	N/A	53,870	N/A	N/A	N/A
Net income attributable to GreenSky, Inc.	$5,550	N/A	N/A	N/A	$5,550	N/A	N/A	N/A

Earnings per share of Class A common stock
Basic	$0.10	N/A			$0.10	N/A
Diluted	$0.09	N/A			$0.09	N/A

Results of Operations for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017
Total Revenue
Total revenue increased during the three and six months ended June 30, 2018 compared to the comparable prior periods primarily due to the increase in transaction fees. During the three and six months ended June 30, 2018, transaction volume increased by 36% and 40%, respectively, compared to comparable 2017 periods.
The impact of higher transaction volume was offset by a decrease in transaction fees earned per dollar originated from 7.36% in the three months ended June 30, 2017 to 6.84% during the same period in 2018. Similarly, transaction fees earned per dollar originated declined from 7.54% during the six months ended June 30, 2017 to 6.85% in the same period in 2018.
Loans with lower interest rates or other promotional features, such as deferred interest loans, generally carry relatively higher transaction fee rates. Conversely, loans with higher interest rates and fewer promotional features generally carry relatively lower transaction fee rates. The mix of loans offered by merchants generally varies by merchant category. Therefore, as the mix of merchants evolves over time, the mix of loan products and transaction fees will evolve accordingly. In the three and six months ended June 30, 2018, relative to the same periods in 2017, we facilitated a larger volume of loans with higher annual percentage yields, resulting in the decrease in transaction fees earned per dollar originated.
The increase in servicing and other revenue was primarily attributable to the increase in our loan servicing portfolio. We earn fixed servicing fees from our Bank Partners on this portfolio.
Cost of Revenue (exclusive of depreciation and amortization expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Origination related	$5,970	$5,467	$12,211	$9,850
Servicing related	8,569	5,746	16,948	11,193
Fair value change in FCR liability	19,226	11,980	40,736	25,449
Total cost of revenue (exclusive of depreciation and amortization expense)	$33,765	$23,193	$69,895	$46,492
Origination related
Origination related expenses increased by 9% and 24%, respectively, in the three and six months ended June 30, 2018 compared to the comparable prior periods, which supported our 36% and 40%, period over period transaction volume growth. Notable costs included those related to our customer service staff that supports Bank Partner loan originations, credit and identity verification, loan document delivery and transaction processing. The lesser variance during the three months ended June 30, 2018 was mostly attributable to a decline in origination losses as a percentage of origination volume compared to the prior period.
Servicing related
Servicing related expenses increased by 49% and 51%, respectively, in the three and six months ended June 30, 2018 compared to the comparable prior periods, in line with our loan servicing portfolio growth and primarily reflective of the cost of our personnel (including dedicated call center personnel), printing and postage.

Fair value change in FCR liability
Calculations of our FCR liability for the three and six months ended June 30, 2018 and 2017 are included below and highlight the activity that drove the increase in the fair value change in FCR liability included in our cost of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Beginning balance	$100,913	$73,181	$94,148	$68,064
Receipts	33,742	23,920	61,835	44,339
Settlements	(46,834)	(32,762)	(89,672)	(61,533)
Fair value changes recognized in cost of revenue	19,226	11,980	40,736	25,449
Ending balance	$107,047	$76,319	$107,047	$76,319
FCR related receipts were $33.7 million during the three months ended June 30, 2018, an increase of $9.8 million, or 41%, compared to the same period in 2017. Of this increase, $5.0 million was related to cash proceeds from transfers of Charged-Off Receivables during the three months ended June 30, 2018. During the three months ended June 30, 2018, we collected $3.4 million of recoveries on behalf of the Charged-Off Receivables investors, which are not included in the 2018 receipts amount in the above table. The remaining increase in receipts was attributable to incentive payments from Bank Partners, which were driven by growth in our loan servicing portfolio.
FCR related receipts were $61.8 million during the six months ended June 30, 2018, an increase of $17.5 million, or 39%, compared to the same period in 2017. Of this increase, $10.0 million was related to cash proceeds from transfers of Charged-Off Receivables during the six months ended June 30, 2018. During the six months ended June 30, 2018, we collected $6.6 million of recoveries on behalf of the Charged-Off Receivables investors, which are not included in the 2018 receipts amount in the above table. The remaining increase in receipts was attributable to incentive payments from Bank Partners, which were driven by period-over-period growth in our loan servicing portfolio.
Settlements, which represent the remittance to our Bank Partners of previously billed but uncollected, finance charges for loans that were paid off within the promotional period, increased $14.1 million and $28.1 million, respectively, or 43% and 46%, respectively, in the three and six months ended June 30, 2018, compared to the same periods in 2017. Settlement activity increased primarily as a result of continued growth in deferred interest loan products in our loan servicing portfolio.
Fair value changes in our FCR liability increased $7.2 million and $15.3 million, respectively, or 60% and 60%, respectively, in the three and six months ended June 30, 2018, compared to the same periods in 2017. As of June 30, 2018, we had $132.4 million of billed finance charges on loans in promotional status, an increase of $37.0 million, or 39%, compared to $95.4 million as of June 30, 2017. Further, our assumed weighted average future reversal rate on these billed finance charges was 89.7% as of June 30, 2018, an increase from 88.7% as of June 30, 2017, which was reflective of the continued strong correlation between the high credit and income quality of our consumers and their propensity to pay off loans during their promotional periods.
Compensation and benefits
Compensation and benefits expense increased during the three and six months ended June 30, 2018 primarily due to increased headcount. Headcount for employees not included in cost of revenue averaged 405 in the three months ended June 30, 2018 compared to 344 in the same period in 2017, an increase of 18%. Headcount for employees not included in cost of revenue averaged 395 in the six months ended June 30, 2018 compared to 333 in the same period in 2017, an increase of 19%. Management expects compensation and benefits to increase for the foreseeable future as we continue to add employees, particularly in our sales and marketing and technology functions.
Share-based compensation expense is included in compensation and benefits expense. See Note 10 to the unaudited consolidated financial statements included in Part I, Item 1 for discussion of unrecognized compensation costs related to share based compensation awards as of June 30, 2018, and the weighted average remaining service period over which those costs will be recognized, which will impact compensation and benefits expense in future periods.
Sales and marketing
Increases in sales and marketing expense during the three and six months ended June 30, 2018 compared to the same periods in 2017 were primarily due to an increase in digital marketing and advertising fees, as well as personnel travel expenses. We expect sales and marketing expenditures to continue to become more significant in the remainder of 2018 as we work to further increase brand recognition, communicate our program benefits to new and prospective merchants and further develop our direct-to-consumer strategy.
Property, office and technology
Increases in property, office and technology expense during the three and six months ended June 30, 2018 compared to the same periods in 2017 were primarily driven by increases of $0.2 million and $0.6 million, respectively, in hosting and software licensing and subscription costs.
Depreciation and amortization
Increases in depreciation and amortization expense during the three and six months ended June 30, 2018 compared to the same periods in 2017 were primarily driven by increased amortization expense during the three months ended June 30, 2018 related to increases in capitalized internally-developed software and increases in depreciation expense during the six months ended June 30, 2018 from our growing infrastructure needs.
General and administrative
General and administrative expense was relatively flat when comparing the three and six months ended June 30, 2018 to the same periods in 2017.
During the three months ended June 30, 2018, we had an increase in accounting, legal and insurance costs of $0.5 million compared to the comparable prior period, which was attributable to the costs of being a public company. These increases were offset by a $1.0 million decrease in financial advisory fees primarily related to charges in connection with increasing one of our Bank Partner funding commitments during the three months ended June 30, 2017, which were not incurred in 2018.
The most significant expense increase during the six months ended June 30, 2018 compared to the prior period was primarily due to $1.2 million of third party costs, including debt arrangement costs, associated with the amendment of our Credit Agreement (as defined below). This increase was offset by a $2.0 million decrease in financial advisory fees primarily related to charges in connection with increasing one of our Bank Partner funding commitments in 2017, which were not incurred in 2018.
Related party expenses
Decreases in related party expense during the three and six months ended June 30, 2018 compared to the same periods in 2017 were primarily driven by activity from related party equity-based payments, which we did not incur during 2018.
Other income/(expense), net
Changes in total other expense, net, during the three and six months ended June 30, 2018 compared to the same periods in 2017, were primarily due to the below.
Interest expense incurred in the three and six months ended June 30, 2018 primarily related to our term loan that was established in August 2017 and amended in March 2018. The interest expense incurred in the three and six months ended June 30, 2017 was related to a credit facility that was established in February 2017 and terminated in August 2017. See Note 7 to the unaudited consolidated financial statements included in Part I, Item 1 for additional information regarding our borrowings.
Interest income variances for the three and six months ended June 30, 2018, compared to the same periods in 2017, were attributable to a lower average gross balance of loan receivables held for sale combined with higher average annual percentage yield. Gross loan receivables held for sale averaged $58.5 million and $64.5 million during the three and six months ended June 30, 2018, respectively, compared to $93.6 million and $76.4 million during the same periods in 2017.
Additionally, average annual percentage yield on loan receivables held for sale for the three and six months ended June 30, 2018 was 7.57% and 7.35%, respectively, compared to 5.75% and 5.87% during the same periods in 2017.
Other gains and losses for the three and six months ended June 30, 2018 compared to the same periods in 2017, was mostly flat, primarily because realized losses on our loan receivables held for sale were relatively consistent for both the three and six months ended June 30, 2018 and 2017.
Tax expense
Prior to the Reorganization Transactions and the IPO, the Company was not subject to corporate income taxation and, thus, did not have any corporate income tax expense in 2017. Therefore, a comparison of the three and six months ended June 30, 2018 versus the same periods in 2017 is not meaningful. The income tax expense recorded during the three and six months ended June 30, 2018 reflects the expected tax expense on the net earnings related to GreenSky, Inc.'s economic interest in GS Holdings.
Net income attributable to noncontrolling interests
Prior to the Reorganization Transactions and IPO, we did not account for noncontrolling interests. Beginning on May 24, 2018, we have attributed income to the Continuing LLC Members based on their economic interest in GS Holdings, which was 68.7% as of June 30, 2018. Therefore, a comparison of the three and six months ended June 30, 2018 versus the same periods in 2017 is not meaningful.

Financial Condition Summary
The following table presents summarized unaudited consolidated balance sheet data as of the dates indicated:

	June 30, 2018	December 31, 2017	% Change
Cash	$236,629	$224,614	5%
Restricted cash	142,542	129,224	10%
Loan receivables held for sale, net	43,489	73,606	(41)%
Accounts receivable, net	20,424	18,358	11%
Related party receivables	335	218	54%
Property, equipment and software, net	8,518	7,848	9%
Deferred tax assets, net	301,358	—	N/A
Other assets	5,401	9,021	(40)%
Total assets	$758,696	$462,889	64%

Accounts payable	$6,342	$6,845	(7)%
Accrued compensation and benefits	6,451	7,677	(16)%
Other accrued expenses	1,077	1,606	(33)%
Finance charge reversal liability	107,047	94,148	14%
Term loan	387,979	338,263	15%
Tax receivable agreement liability	255,823	—	N/A
Related party liabilities	825	1,548	(47)%
Other liabilities	39,612	38,841	2%
Total liabilities	805,156	488,928	65%

Total temporary equity	—	430,348	N/A
Total permanent equity (deficit)	(46,460)	(456,387)	(90)%
Total liabilities, temporary equity and permanent equity (deficit)	$758,696	$462,889	64%
Changes in the composition and balance of our assets and liabilities during the six months ended June 30, 2018 were principally attributable to loan receivables held for sale, our term loan, the impact of the TRA and the FCR liability. Loan receivables held for sale decreased by $60.2 million from two sales during the six months ended June 30, 2018, and were further reduced by customer payments of $11.5 million. These decreases were partially offset by purchases of loan receivables held for sale of $43.1 million.
The increase in deferred tax assets was primarily a result of the Company having recognized a net deferred tax asset in the amount of $245.8 million associated with the basis difference in our investment in GS Holdings in connection with the IPO and Reorganization Transactions. During the six months ended June 30, 2018, we also recognized $57.1 million of deferred tax assets related to additional tax basis increases generated from expected future payments under our TRA (as discussed in "Liquidity and Capital Resources") and related deductions for imputed interest on such payments.
Total liabilities increased by $316.2 million, primarily due to a tax receivable agreement liability of $255.8 million associated with the deferred tax asset discussed above, the $50.1 million impact of the modification of our term loan in March 2018, and an increase in our FCR liability of $12.9 million. The FCR liability increase is reflective of an increase in deferred interest loan originations during the 2018 period compared to prior periods and is analyzed in further detail throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.
The change in temporary equity was principally due to the IPO, which eliminated the redeemable aspect of the former GS Holdings Class B and C units.

Total permanent equity declined due to distributions of $125.9 million, partially offset by net income of $59.4 million and the impact of deferred tax adjustments related to our TRA with the Continuing LLC Members of $47.1 million, which represented the net impact of an increase in deferred tax assets of $302.9 million and increase in liabilities of $255.8 million.
Liquidity and Capital Resources
Our principal source of liquidity is cash generated from operations. Cash and restricted cash totaled $379.2 million as of June 30, 2018, an increase of $25.3 million from December 31, 2017. Restricted cash, which had a balance of $142.5 million as of June 30, 2018, compared to a balance of $103.6 million as of June 30, 2017, is not available to us to fund operations or for general corporate purposes. The most significant cash flow activities for the six months ended June 30, 2018 consisted of $109.6 million of cash generated from operations, partially offset by $2.7 million of cash used for capital expenditures. Another $81.6 million of cash was used for financing activities, highlighted by equity redemptions and distributions to members, offset by proceeds from our IPO and debt refinancing.
Our short-term liquidity needs primarily include funding Bank Partner escrow balances and interest payments on GS Holdings' Credit Facility, which is the term loan and revolving loan facility under the Amended Credit Agreement (collectively referred to as the "Credit Facility"), as defined and discussed in "Term loan and revolving loan facility." We currently generate sufficient cash from our operations to meet these short-term needs. Our $100 million revolving loan facility is available to supplement our cash from operations in satisfying our short-term liquidity needs. We currently anticipate that our available funds, including our revolving loan facility and cash flow from operations, will be sufficient to meet our operational cash needs for the foreseeable future.
We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including GS Holdings and GSLLC, which distributions may be restricted as a result of regulatory restrictions, state law regarding distributions by a limited liability company to its members, or contractual agreements, including agreements governing their indebtedness. For a discussion of those restrictions, refer to Part II, Item 1A "Risk Factors - Risks Related to Our Organizational Structure."
In particular, the Credit Facility contains certain negative covenants prohibiting GS Holdings and GSLLC from making cash dividends or distributions unless certain financial tests are met. In addition, while there are exceptions to these prohibitions, such as an exception that permits GS Holdings to pay our operating expenses, these exceptions apply only when there is not a default under the Credit Facility. We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.
Cash flows
We prepare our Unaudited Consolidated Statements of Cash Flows using the indirect method, under which we reconcile net income to cash flows provided by/(used in) operating activities by adjusting net income for those items that impact net income, but may not result in actual cash receipts or payments during the period. The following table provides a summary of our operating, investing and financing cash flows for the periods indicated.

	Six Months Ended June 30,
	2018	2017

Net cash provided by operating activities	$109,604	$40,156
Net cash (used in) investing activities	$(2,707)	$(1,985)
Net cash (used in) financing activities	$(81,564)	$(55,629)
Our restricted cash balance totaled $142.5 million as of June 30, 2018, and was comprised of three components: $72.7 million represented the amounts that we have escrowed with Bank Partners as limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses; $42.2 million represented an additional restricted cash balance that we maintained for certain Bank Partners related to our FCR liability; and $27.6 million represented certain custodial in-transit loan funding and consumer borrower payments that we were restricted from using for our operations. The restricted cash balances related to our FCR liability and our custodial balances were not included in our evaluation of restricted cash usage, as these balances are not held as part of a financial guarantee arrangement. See Note 12 to the unaudited consolidated financial statements included in Part I, Item 1 for additional information on our restricted cash held as escrow with Bank Partners.
Cash provided by operating activities
Cash flows provided by operating activities were $109.6 million during the six months ended June 30, 2018 compared to cash flows provided by operating activities of $40.2 million during the same period in 2017. Net income of $59.4 million and $60.6 million for the 2018 and 2017 periods, respectively, was adjusted for certain non-cash items of $8.6 million and $4.0 million, respectively, which were predominantly related to depreciation, amortization, equity-based expense, provision for bad debt and deferred tax expense.
The primary sources of operating cash during the six months ended June 30, 2018 and 2017 were earnings and increases in our FCR liability of $12.9 million and $8.3 million, respectively, which were largely the result of increases in originations of promotional loans. An additional $29.9 million source of cash in the 2018 period was related to loan receivables held for sale, for which our net receipts from customer payments and loan sales ($60.2 million) exceeded our purchases during the period.
Comparatively, loan receivables held for sale drove a $41.0 million use of cash in the 2017 period due to our purchases exceeding our net receipts from customer payments and a sale of $17.9 million in loan receivables during the period. The lower purchases of loan receivables held for sale during the six months ended June 30, 2018 compared to the comparable 2017 period is reflective of the expansion of our Bank Partner network and modification of their credit policies, enabling them to purchase these receivables. A further source of cash in the 2017 period was from increases of $9.2 million in accounts payable associated with expected settlements with our Bank Partners.
Cash used in investing activities
Detail of the cash used in investing activities is included below for each period (dollars in millions).

	Six Months Ended June 30,
	2018	2017

Computer hardware	$0.3	$0.7
Leasehold improvements	0.1	0.4
Furniture	0.2	0.4
Software	2.1	0.5
Purchases of property, equipment and software	$2.7	$2.0
We had net cash used in investing activities of $2.7 million during the six months ended June 30, 2018 compared to $2.0 million for the same period in 2017. The higher spend in the 2018 period was primarily related to an increase in software expenditures, most of which were capitalized costs related to internally-developed software.
Cash used in financing activities
Our financing activities in the periods presented consisted of equity and debt related transactions and distributions, including the impact of our IPO. GS Holdings makes tax distributions based on the estimated tax payments that its members are expected to have to make during any given period (based upon various tax rate assumptions) and typically are paid in January, April, June and September of each year. Special GS Holdings distributions are also possible, one of which occurred in 2018, prior to the IPO.
We had net cash used in financing activities of $81.6 million during the six months ended June 30, 2018 compared to net cash used in financing activities of $55.6 million during the same period in 2017. In the 2018 period, we contemporaneously settled the $349.1 million outstanding principal balance on our original term loan with the issuance of a $400.0 million modified term loan, net of an original issuance discount of $1.0 million. These net proceeds were offset by distributions of $127.6 million and equity transactions costs of $2.8 million paid in the 2018 period. The cash used in financing activities during the six months ended June 30, 2017 was primarily related to distributions of $55.3 million and $0.4 million related to fees associated with the establishment of our Initial Credit Facility (as defined below), which was terminated later in 2017.

See Note 7 to the unaudited consolidated financial statements included in Part I, Item 1 for additional information on our borrowings.
Term loan and revolving loan facility
On August 25, 2017, GS Holdings entered into a Credit Agreement, which was amended on March 29, 2018 ("Amended Credit Agreement”). The Amended Credit Agreement provides for a $400 million term loan, the proceeds of which were used, in large part, to settle the outstanding principal balance on the $350 million term loan previously executed under the Credit Agreement in August 2017, and includes a $100 million revolving loan facility. The Credit Facility is guaranteed by GS Holdings’ significant subsidiaries, including GSLLC, and are secured by liens on substantially all of the assets of GS Holdings and the guarantors. Interest on the loans can be based either on a “Eurodollar rate” or a “base rate” and fluctuates dependent upon a “first lien net leverage ratio.” The Amended Credit Agreement contains a variety of covenants, certain of which are designed to limit the ability of GS Holdings to make distributions on, or redeem, its equity interests unless, in general, either (a) its “first lien net leverage ratio” is no greater than 2.00 to 1.00, or (b) the funds used for the payments come from certain sources (such as retained excess cash flow and the issuance of new equity) and its “total net leverage ratio” is no greater than 3.00 to 1.00. In addition, during any period when 25% or more of our revolving facility is utilized, it is required to maintain a “first lien net leverage ratio” no greater than 3.50 to 1.00. There are various exceptions to these restrictions, including, for example, exceptions that enable us to pay our operating expenses and to make certain GS Holdings tax distributions. The $400 million term loan matures on March 29, 2025, and the revolving loan facility matures on March 29, 2023.
The revolving loan facility, inclusive of a $10 million letter of credit issued in March 2018 under the amendment of our Amended Credit Agreement, was not drawn as of June 30, 2018, and is available to fund future needs of GS Holdings’ business.
See Note 7 to the unaudited consolidated financial statements included in Part I, Item 1 for further information about our borrowings, including the use of term loan proceeds.
Initial Credit Facility
In February 2017, we entered into a two-year, $50.0 million revolving credit facility (the “Initial Credit Facility”). The proceeds from borrowings under the Initial Credit Facility were expected to be used to fund working capital needs and for general corporate purposes. The interest rates payable on borrowings under the Initial Credit Facility were calculated at either an alternate base rate plus a 1.25% per annum margin or an adjusted LIBOR rate plus a 2.25% per annum margin. We had the ability to request the issuance of letters of credit under the Initial Credit Facility. We made no borrowings under the Initial Credit Facility. The Initial Credit Facility was terminated in August 2017 when we entered into the Credit Agreement. See Note 7 to the unaudited consolidated financial statements included in Part I, Item 1 for additional information on the Initial Credit Facility.
Tax Receivable Agreement
Our purchase of Holdco Units from the Exchanging Members using a portion of the net proceeds from the IPO, our acquisition of the equity of certain of the Former Corporate Investors, and any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement are expected to result in increases in our allocable tax basis in the assets of GS Holdings. These increases in tax basis are expected to increase (for tax purposes) depreciation and amortization deductions allocable to us and, therefore, reduce the amount of tax that we otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent tax basis is allocated to those assets.
We and GS Holdings entered into a TRA with the "TRA Parties" (which are the equity holders of the Former Corporate Investors, the Exchanging Members, the Continuing LLC Members and any other parties receiving benefits under the TRA), whereby we agreed to pay to those parties 85% of the amount of cash tax savings, if any, in United States federal, state and local taxes that we realize or are deemed to realize as a result of these increases in tax basis, increases in basis from such payments, deemed interest deductions arising from such payments. Refer to our Final IPO Prospectus for further discussion of the TRA.
Due to the uncertainty of various factors, we cannot estimate with any precision either the likely tax benefits we will realize as a result of our purchase of Holdco Units from the Exchanging Members, our acquisition of the equity of certain of the Former Corporate Investors or any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement, or the resulting amounts we are likely to pay out to the TRA Parties pursuant to the TRA, although we expect that such payments will be substantial and may substantially exceed the tax receivable liability of $255.8 million as of June 30, 2018.
Because we are the managing member of GS Holdings, which is the managing member of GSLLC, we have the ability to determine when distributions (other than tax distributions) will be made by GSLLC to GS Holdings and the amount of any such distributions, subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our Amended Credit Agreement or other debt instruments). Any such distributions will then be distributed to all holders of Holdco Units, including us, pro rata based on number of Holdco Units. The cash received from such distributions will first be used by us to satisfy any tax liability and then to make any payments required under the TRA. We expect that such distributions will be sufficient to fund both our tax liability and the required payments under the TRA.
Charged-Off Receivables
In the second half of 2017, we began transferring our rights to the proceeds from certain Charged-Off Receivables to third parties and Bank Partners (collectively, "investors") in exchange for a cash payment based on the expected recovery rate of such loan receivables, which consisted primarily of previously charged-off Bank Partner loans. We have no continuing involvement with, and retain no future economic interest in, these Charged-Off Receivables other than performing customary servicing and collection efforts on behalf of the Charged-Off Receivables investors. During the six months ended June 30, 2018, we received an aggregate of $10.2 million in exchange for 100% of the economic interests in the future recoveries of an aggregate pool of Charged-Off Receivables with an unpaid balance at the time of the sales of $76.2 million.
Contractual Obligations
Our principal commitments consisted of obligations under our outstanding term loan and operating leases for office facilities. The following tables summarize our commitments to settle contractual obligations in cash as of the date presented.

June 30, 2018	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Term loan(1)	$399,000	$4,000	$8,000	$8,000	$379,000
Interest payments on term loan(2)	138,967	21,227	41,812	40,958	34,970
Revolving loan facility fees(3)	1,772	375	750	647	—
Operating leases(4)	17,654	3,616	7,634	5,730	674
Total contractual obligations	$557,393	$29,218	$58,196	$55,335	$414,644

(1)	The principal balance of the term loan is repaid on a quarterly basis at an amortization rate of 0.25% per quarter, with the balance due at maturity.

(2)
Variable interest payments on our term loan are calculated based on the interest rate as of June 30, 2018 and the scheduled maturity of the underlying term loan. As of June 30, 2018, we recorded $116 of accrued interest within other liabilities in our Unaudited Consolidated Balance Sheets.

(3)
We are required to pay a quarterly commitment fee at a per annum rate of 0.50% on the daily unused amount of the revolving loan facility, inclusive of the aggregate amount available to be drawn under all outstanding letters of credit. This rate is reduced to 0.375% for any quarterly period in which our first lien net leverage ratio is equal to or below 1.50 to 1.00. Amounts presented reflect a 0.375% commitment fee rate for June 30, 2018, and assume that the entire $100 million revolving loan facility is unused (the conditions that existed as of period end) for the duration of the agreement, which matures on March 29, 2023. For the six months ended June 30, 2018, we recognized $221 of commitment fees within interest expense in the Unaudited Consolidated Statements of Operations.

(4)
Our operating leases are for office space. Certain of these leases contain provisions for rent escalations and/or lease concessions. Rental payments, as well as any step rent provisions specified in the lease agreements, are aggregated and charged evenly to expense over the lease term. However, amounts included herein do not reflect this accounting treatment, as they represent the future contractual lease cash obligations.
The payments that we may be required to make under the TRA to the TRA Parties may be significant and are not reflected in the contractual obligations tables set forth above as they are dependent upon future taxable income. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” in our Final IPO Prospectus for more details.
Off-Balance Sheet Arrangements
We did not have any material off-balance sheet arrangements as of June 30, 2018, or December 31, 2017.
Contingencies
From time to time, we may become a party to civil claims and lawsuits arising in the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated, which requires management judgment. As of June 30, 2018 and December 31, 2017, we were not a party as a defendant to any litigation that we believed was material and did not record any provision for liability during those periods. Should any of our estimates or assumptions change or prove to be incorrect, it could have a material adverse impact on our business.
Recently Adopted or Issued Accounting Standards
See “Recently Adopted or Issued Accounting Standards” in Note 1 to the unaudited consolidated financial statements included in Part I, Item 1 for additional information.
Critical Accounting Policies and Estimates
There have been no significant changes to the accounting policies that we believe are the most critical to an understanding of our unaudited results of operations and financial condition, which are disclosed in our Final IPO Prospectus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands unless otherwise indicated)
We are exposed to market risk, including changes to interest rates, and credit risk.
Interest rate risk
Loans originated by Bank Partners. The fixed interest rates charged on the loans that our Bank Partners originate are calculated based upon a margin above a market benchmark at the time of origination. Increases in the market benchmark would result in increases in the interest rates on new loans. Increased interest rates may adversely impact the spending levels of our merchants’ customers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of customers to remain current on their obligations to our Bank Partners and, therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business. Further, even though we intend to increase our transaction fee rates in response to rising interest rates, we might not be able to do so rapidly enough (or at all).
Loan receivables held for sale. Changes in U.S. interest rates affect the interest earned on our cash and could impact the market value of loan receivables held for sale. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease of $1.6 million and $2.0 million in the carrying value of our loan receivables held for sale as of June 30, 2018 and December 31, 2017, respectively. Alternatively, a 100 basis points decrease in interest rates would not have impacted the reported value of our loan receivables held for sale, as they are carried at the lower of cost or fair value. Since we typically sell loan receivables held for sale at par to our Bank Partners, which is indicative of our short-term holding period, we do not expect interest rate risk to be a material risk to our operations. As of June 30, 2018 and December 31, 2017, the weighted average age of our loan receivables held for sale based on the origination date relative to the respective reporting date was approximately three months and 11 months, respectively.
Term loan. Interest rate fluctuations expose our variable-rate term loan, which consisted of our $350 million term loan under our Credit Agreement, as of December 31, 2017 and our $400 million term loan under our Amended Credit Agreement, as of June 30, 2018, to changes in interest expense and cash flows. The $350 million term loan had a maturity date of August 25, 2024, which was extended to March 29, 2025 for the $400 million term loan. Based on an outstanding principal balance on our $350 million term loan of $349.1 million as of December 31, 2017, and on our $400 million term loan of $399.0 million as of June 30, 2018, and accounting for our scheduled quarterly principal balance repayments, a hypothetical 100 basis point increase in the one-month LIBOR rate would result in an increase in annualized interest expense of $3.5 million and $4.0 million, respectively.
Credit risk
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from consumer default when consumers are unable or unwilling to meet their financial obligations. We expect our credit loss rate to stay relatively constant over time; however, our portfolio may change as we look for additional opportunities to generate attractive risk-adjusted returns for our Bank Partners. Our Bank Partners own and bear substantially all of the credit risk on their wholly-owned loan portfolios. We have full credit risk exposure as it relates to the loan receivables that we hold for sale.
We regularly assess and monitor the credit risk exposure of our Bank Partners. This commences with the credit application process on our platform, during which a credit decision is rendered to a customer immediately based on preset underwriting standards provided by our Bank Partners. In rendering this decision, we generally obtain certain information provided by the applicant and a credit report from one of the major credit bureaus. Further, on behalf of our Bank Partners as part of our obligation as the loan servicer, we try to mitigate portfolio credit losses through our collection efforts on past due amounts. For loans wholly owned by our Bank Partners, our credit risk exposure impacts the amount of FCR receipts and, therefore, the amount of fair value change in our FCR liability, as well as our potential escrow usage, which represented a weighted average target rate of 1.3% of the total outstanding principal balance as of June 30, 2018.
Based on our FCR receipts during the three and six months ended June 30, 2018, and holding all other inputs constant (namely, the size of our loan portfolio and settlement activity), a hypothetical 100 basis point increase in portfolio credit losses would have resulted in increases of $13.5 million and $25.6 million, respectively, in the fair value of our FCR liability, which is recorded within cost of revenue. Further, such an increase in credit losses would have caused us to incur additional general and administrative expense of $0.8 million and $1.9 million for the three and six months ended June 30, 2018, respectively, related to Bank Partner escrow utilization.
We bear all of the credit risk associated with the receivables that we hold for sale. This portfolio was highly diversified across 8,211 and 5,428 consumer loans as of June 30, 2018 and December 31, 2017, respectively, without significant individual exposures. Based on our $43.5 million and $73.6 million loan receivables held for sale balances as of June 30, 2018 and December 31, 2017, respectively, a hypothetical 100 basis point increase in portfolio credit losses would have resulted in lower annualized earnings of $0.4 million and $0.7 million, respectively.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2018, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of such matters is reasonably likely to have a material effect on our results of operations or financial condition.
ITEM 1A. RISK FACTORS
Our business involves significant risks, some of which are described below. You should carefully review and consider the following risk factors and the other information included in this Quarterly Report on Form 10-Q, including the financial statements and notes to the financial statements included in Part I, Item 1. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our Class A common stock could decline, and you could lose part or all of your investment. In addition, our business, reputation, revenue, financial condition, results of operations and future prospects also could be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
Risks Related to Our Business and the Consumer Financial Services Industry
Our agreements with our Bank Partners are non-exclusive, short-term in duration and subject to termination by our Bank Partners upon the occurrence of certain events, including our failure to comply with applicable regulatory requirements. If such agreements are terminated, and we are unable to replace the commitments of the terminating Bank Partners, our business would be adversely affected.
We rely on our Bank Partners to originate all of the loans made through the GreenSky program. Our four largest Bank Partners: SunTrust Bank, Regions Bank, Fifth Third Bank and Synovus Bank, provided approximately 91% of the commitments to originate loans as of June 30, 2018. We have entered into separate loan origination agreements and servicing agreements with each of our Bank Partners. The loan origination agreements generally contain customary termination provisions that allow our Bank Partners to terminate the agreement upon certain events including, among other things, our breach of the loan origination agreement or servicing agreement, underperformance of loan portfolios or regulatory requirements, and certain loan origination agreements, including loan origination agreements with certain of our largest Bank Partners, entitle the Bank Partner to terminate the agreement for convenience. Our servicing agreements with our Bank Partners generally contain customary termination provisions that allow our Bank Partners to terminate our servicing of loans under the agreement upon certain events including, among other things, our breach of the loan origination agreement or servicing agreement. If any of our largest Bank Partners were to terminate their agreements with us, it would have a material adverse effect on our business.
Our agreements with our Bank Partners generally have automatically renewable one-year terms. These agreements are non-exclusive and do not prohibit our Bank Partners from working with our competitors or from offering competing products, except that certain Bank Partners have agreed not to provide customer financing outside of the GreenSky program to our merchants and Sponsors (as defined below) during the term of their agreements with us and generally for one year after termination or expiration. "Sponsors" refers to manufacturers, their captive and franchised showroom operations, and trade associations with which we partner to onboard merchants. As a result of the foregoing, any of our Bank Partners could with minimal notice decide that working with us is not in its interest, could offer us less favorable or unfavorable economic or other terms or could decide to enter into exclusive or more favorable relationships with one of our competitors. We also could have future disagreements or disputes with our Bank Partners, which could negatively affect or threaten our relationships with them.
Our Bank Partners also may terminate their agreements with us if we fail to comply with regulatory requirements applicable to them. We are a service provider to our Bank Partners, and, as a result, we are subject to audit by our Bank Partners in accordance with customary practice and applicable regulatory guidance related to management by banks of third-party vendors. We also are subject to the examination and enforcement authority of the federal banking agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, as a bank service company, and are subject to the examination and enforcement authority of the Consumer Financial Protection Bureau (“CFPB”) as a service provider to a covered person under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). It is imperative that our Bank Partners continue to have confidence in our compliance efforts. Any substantial failure, or alleged or perceived failure, by us to comply with applicable regulatory requirements could cause them to be unwilling to originate loans through our program or could cause them to terminate their agreements with us. See “-Risks Related to Our Regulatory Environment.” If we are unsuccessful in maintaining our relationships with our Bank Partners for any of the foregoing reasons, or if we are unable to develop relationships with new Bank Partners, it would have a material adverse effect on our business and our ability to grow.
Our results of operations and continued growth depend on our ability to retain existing, and attract new, merchants and Bank Partners.
A substantial majority of our total revenue is generated from the transaction fees that we receive from our merchants and, to a lesser extent, servicing and other fees that we receive from our Bank Partners in connection with loans made by our Bank Partners to the customers of our merchants. Approximately 86% of our revenue in 2017, and approximately 84% of our total revenue for the six months ended June 30, 2018, was generated from transaction fees paid to us by our merchants. To attract and retain merchants, we market our program to them on the basis of a number of factors, including financing terms, the flexibility of promotional offerings, approval rates, speed and simplicity of loan origination, service levels, products and services, technological capabilities and integration, customer service, brand and reputation.
There is significant competition for our existing merchants. If we fail to retain any of our larger merchants or a substantial number of our smaller merchants, and we do not acquire new merchants of similar size and profitability, it would have a material adverse effect on our business and future growth. We have experienced some turnover in our merchants, as well as varying activation rates and volatility in usage of the GreenSky program by our merchants, and this may continue or even increase in the future. Program agreements generally are terminable by merchants at any time. Also, we generally do not have exclusive arrangements with our merchants, and they are free to use our competitors’ programs at any time and without notice to us. If a significant number of our existing merchants were to use other competing programs, thereby reducing their use of our program, it would have a material adverse effect on our business and results of operations.
Competition for new merchants also is significant, especially in industry verticals in which we do not have an established reputation, such as elective healthcare. As a result, our continued success and growth depend on our ability to attract new merchants, including in new verticals, and our failure to do so would limit our growth and our ability to continue generating revenue at current levels.
Our failure to retain existing, and attract and retain new, Bank Partners also would materially adversely affect our business and our ability to grow. We market our program to banks on the basis of the risk-adjusted yields available to them and geographic diversity of the loans that they are able to originate through the GreenSky program, as well as the absence of significant upfront and ongoing costs and the general attractiveness of the consumers that use the GreenSky program. Bank Partners have alternative sources for attractive, if not similar, loans, including internal loan generation, and they could elect to originate loans through those alternatives rather than through the GreenSky program.
Based upon current commitment levels, our four largest Bank Partners are SunTrust Bank, Regions Bank, Fifth Third Bank and Synovus Bank. As of June 30, 2018, they provided approximately 91% of the overall commitments to originate loans through our program. If any of our larger Bank Partners, or a substantial number of our smaller Bank Partners, were to suspend, limit or otherwise terminate their relationships with us, it would have a material adverse effect on our business. If we need to enter into arrangements with a different bank to replace one of our Bank Partners, we may not be able to negotiate a comparable alternative arrangement.

A large percentage of our revenue is concentrated with our top ten merchants, and the loss of a significant merchant could have a negative impact on our operating results.
Our top ten merchants (including certain groups of affiliated merchants) accounted for an aggregate of 30% of our total revenue in 2017 and 31% in the six months ended June 30, 2018. The Home Depot is our most significant single merchant and represented approximately 6% of total revenue in 2017 and 7% in the six months ended June 30, 2018. In addition, affiliates of Renewal by Andersen, our largest Sponsor, represented together approximately 19% of total revenue in 2017 and 20% in the six months ended June 30, 2018. Our agreement with Renewal by Andersen provides that Renewal by Andersen will promote the GreenSky program through notifying its dealers of the availability of the GreenSky program and providing them ancillary materials. Our agreement also provides that we will provide Renewal by Andersen a rebate if certain financing goals are met. Both parties have the right to terminate the agreement generally upon 90-days notice. If Renewal by Andersen terminates the agreement, Renewal by Andersen dealers would not be obligated to terminate their participation in the GreenSky program, although they could choose to do so. We expect to have significant concentration in our largest merchant relationships for the foreseeable future. In the event that (i) The Home Depot or one or more of our other significant merchants, or groups of merchants, or (ii) Renewal by Andersen or one or more of our other significant Sponsors, and their dealers, terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the GreenSky program would decline, which would materially adversely affect our business and, in turn, our revenue.
Our results depend, to a significant extent, on the active and effective promotion and support of the GreenSky program by our Sponsors and merchants.
Our success depends on the active and effective promotion of the GreenSky program by our Sponsors to their network of merchants and by our merchants to their customers. We rely on our Sponsors, including large franchisors within different home improvement industry sub-verticals, to promote the GreenSky program within their networks of merchants. A majority of our active merchants are affiliated with Sponsors. Although our Sponsors generally are under no obligation to promote the GreenSky program, many do so through direct mail, email campaigns and trade shows. The failure by our Sponsors to effectively promote and support the GreenSky program would have a material adverse effect on the rate at which we acquire new merchants and the cost thereof.
We also depend on our merchants, which generally accept most major credit cards and other forms of payment, to promote the GreenSky program, to integrate our platform and the GreenSky program into their business, and to educate their sales associates about the benefits of the GreenSky program so that their sales associates encourage customers to apply for and use our services. Our relationship with our merchants, however, generally is non-exclusive, and we do not have, or utilize, any recourse against merchants when they do not promote the GreenSky program. The failure by our merchants to effectively promote and support the GreenSky program would have a material adverse effect on our business.
If our merchants fail to fulfill their obligations to consumers or comply with applicable law, we may incur remediation costs.
Although our merchants are obligated to fulfill their contractual commitments to consumers and to comply with applicable law, from time to time they might not, or a consumer might allege that they did not. This, in turn, can result in claims against our Bank Partners and us or in loans being uncollectible. In those cases, we may decide that it is beneficial to remediate the situation, either through assisting the consumers to get a refund, working with our Bank Partners to modify the terms of the loan or reducing the amount due, making a payment to the consumer or otherwise. Historically, the cost of remediation has not been material to our business, but we make no assurance that it will not be in the future.

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our operational, administrative and financial resources.
The number of loans originated through the GreenSky program grew from approximately 289,000 in 2015 to approximately 488,000 in 2017, and our total revenue grew from $173 million in 2015 to $326 million in 2017. Our rapid growth has caused significant demands on our operational, marketing, compliance and accounting infrastructure, and has resulted in increased expenses, which we expect to continue as we grow. In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the consumer finance market and regulatory developments relating to our existing and projected business activities and those of our Bank Partners. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources.
As a result of our growth, we face significant challenges in:

•	securing commitments from our existing and new Bank Partners to provide loans to customers of our merchants;

•	maintaining existing and developing new relationships with merchants and Sponsors;

•	maintaining adequate financial, business and risk controls;

•	implementing new or updated information and financial and risk controls and procedures;

•	training, managing and appropriately sizing our workforce and other components of our business on a timely and cost-effective basis;

•	navigating complex and evolving regulatory and competitive environments;

•	securing funding (including credit facilities and/or equity capital) to maintain our operations and future growth;

•	increasing the number of borrowers in, and the volume of loans facilitated through, the GreenSky program;

•	expanding within existing markets;

•	entering into new markets and introducing new solutions;

•	continuing to revise our proprietary credit decisioning and scoring models;

•	continuing to develop, maintain and scale our platform;

•	effectively using limited personnel and technology resources;

•	maintaining the security of our platform and the confidentiality of the information (including personally identifiable information) provided and utilized across our platform; and

•	attracting, integrating and retaining an appropriate number of qualified employees.
We may not be able to manage our expanding operations effectively, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.
If we experience negative publicity, we may lose the confidence of our Bank Partners, merchants and consumers who use the GreenSky program and our business may suffer.
Reputational risk, or the risk to us from negative publicity or public opinion, is inherent to our business. Recently, consumer financial services companies have been experiencing increased reputational harm as consumers and regulators take issue with certain of their practices and judgments, including, for example, fair lending, credit reporting accuracy, lending to members of the military, state licensing (for lenders, servicers and money transmitters) and debt collection. Maintaining a positive reputation is critical to our ability to attract and retain Bank Partners, merchants, consumers, investors and employees. Negative public opinion can arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, Bank Partners, merchants, outsourced service providers or other counterparties; litigation or regulatory actions; failure by us, our

Bank Partners, or merchants to meet minimum standards of service and quality; inadequate protection of consumer information; failure of merchants to adhere to the terms of their GreenSky program agreements or other contractual arrangements or standards; compliance failures; and media coverage, whether accurate or not. Negative public opinion can diminish the value of our brand and adversely affect our ability to attract and retain Bank Partners, merchants and consumers, as a result of which our results of operations may be materially harmed and we could be exposed to litigation and regulatory action.
We may be unable to successfully develop and commercialize new or enhanced products and services.
The consumer financial services industry is subject to rapid and significant changes in technologies, products and services. Our business is dependent upon technological advancement, such as our ability to process applications instantly, accept electronic signatures and provide other conveniences expected by borrowers and counterparties. We must ensure that our technology facilitates a consumer experience that is quick and easy and equals or exceeds the consumer experience provided by our competitors. Therefore, a key part of our financial success depends on our ability to develop and commercialize new products and services and enhancements to existing products and services, including with respect to mobile and point-of-sale technologies.
Realizing the benefit of such products and services is uncertain, and we may not assign the appropriate level of resources, priority or expertise to the development and commercialization of these new products, services or enhancements. Our ability to develop, acquire and commercialize competitive technologies, products and services on acceptable terms, or at all, may be limited by intellectual property rights that third parties, including competitors and potential competitors, may assert. In addition, our success is dependent on factors such as merchant and customer acceptance, adoption and usage, competition, the effectiveness of marketing programs, the availability of appropriate technologies and business processes and regulatory approvals. Success of a new product, service or enhancement also may depend upon our ability to deliver it on a large scale, which may require a significant investment.
We also could utilize and invest in technologies, products and services that ultimately do not achieve widespread adoption and, therefore, are not as attractive or useful to our merchants and their customers as we anticipate. Our merchants also may not recognize the value of new products and services or believe they justify any potential costs or disruptions associated with implementing them. Because our solution is typically marketed through our merchants, if our merchants are unwilling or unable to effectively implement or market new technologies, products, services or enhancements, we may be unable to grow our business. Competitors also may develop or adopt technologies or introduce innovations that change the markets they operate in and make our solution less competitive and attractive to our merchants and their customers. Moreover, we may not realize the benefit of new technologies, products, services or enhancements for many years, and competitors may introduce more compelling products, services or enhancements in the meantime.
Changes in market interest rates could have an adverse effect on our business.
The fixed interest rates charged on the loans that our Bank Partners originate are calculated based upon a margin above a market benchmark at the time of origination. Increases in the market benchmark would result in increases in the interest rates on new loans. Increased interest rates may adversely impact the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of customers to remain current on their obligations to our Bank Partners and, therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on our business. See Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
Increases in loan delinquencies and default rates in the GreenSky program could cause us to lose amounts we place in escrow and may require us to deploy resources to enhance our collections and default servicing capabilities, which could adversely affect our ability to maintain loan volumes.
Loans funded by our Bank Partners generally are not secured by collateral, are not guaranteed or insured by any third party and are not backed by any governmental authority in any way, which limits the ability of our Bank Partners to collect on loans if a borrower is unwilling or unable to repay. A borrower’s ability to repay can be negatively impacted by increases in the borrower’s payment obligations to other lenders under home, credit card and other loans; loss of employment or other sources of income; adverse health conditions; or for other reasons. Changes in a borrower’s ability to repay loans made by our Bank Partners also could result from increases in base lending rates or structured increases in payment obligations. While consumers using our platform to date have had high average credit scores, we may enter into new industry verticals in which consumers have lower average credit scores, leading to potentially higher rates of defaults.
Should delinquencies and default rates increase, we will need to expand our collections and default servicing capabilities, which will require skills and resources that we currently may not have. This will result in higher costs due to the time and effort required to collect payments from delinquent borrowers.
While we are not generally responsible for defaults by customers, we have agreed with each of our Bank Partners to fund an escrow in order to provide the Bank Partners limited protection against credit losses. If credit losses increase, we could lose a portion, or all, of these escrowed funds, which would have an adverse effect on our business.
Because the agreements we have with our Bank Partners are of short duration and because our Bank Partners generally may terminate their agreements or reduce their commitments to provide loans if credit losses increase, the overall volume of GreenSky program loans may decrease in the event of higher default rates. In addition, in certain limited circumstances, our Bank Partners may terminate the agreements under which we service their loan portfolios, in which case we will suffer a decrease in our revenues from loan servicing.
We own receivables for certain loans, and the non-performance, or even significant underperformance, of those receivables would adversely affect our business.
We hold some of the receivables underlying the loans originated by our Bank Partners, which we refer to as “R&D Receivables” and which are designated as loan receivables held for sale on our Unaudited Consolidated Balance Sheets. As of June 30, 2018, we had $43.5 million in loan receivables held for sale, net. Generally, we hold R&D Receivables that we purchase from an originating Bank Partner with the intent to hold the loan receivables only for a short period of time before we can transfer the loan receivables to a Bank Partner following its expansion of a new credit policy. Our objective is to hold these receivables only until we have enough experience with the particular products or industry verticals for our Bank Partners to purchase the receivables. However, there is no assurance that our Bank Partners will expand their underwriting criteria and purchase the receivables underlying these loans and, during the period that we own the receivables, we bear the entire credit risk in the event that the borrowers default. In addition, we are obligated to purchase from our Bank Partners the receivables underlying any loans that were approved in error or otherwise involved customer or merchant fraud. Our ownership of receivables also requires us to commit or obtain corresponding funding. In addition, non-performance, or even significant underperformance, of the loan receivables held for sale that we own could have a materially adverse effect on our business.
We are subject to certain additional risks in connection with promotional financing offered through the GreenSky program.
Many of the loans originated by our Bank Partners provide promotional financing in the form of low or deferred interest. When a deferred interest loan is paid in full prior to the end of the promotional period (typically six to 24 months), any interest that has been billed on the loan by our Bank Partner to the consumer is reversed, which triggers an obligation on our part to make a payment to the Bank Partner that made the loan in order to fully offset the reversal (each event, a FCR). We record a FCR liability on our balance sheet for interest billed during the promotional period that is expected to be reversed prior to the end of such period. As of June 30, 2018, this liability was $107.0 million, up from $94.1 million as of December 31, 2017. See Note 3 to the unaudited consolidated financial statements included in Part I, Item 1 for further information. If the rate at which deferred interest loans are paid in full prior to the end of the promotional period increases, resulting in increased payments by us to our Bank Partners, it would adversely affect our business.
Further, deferred interest loans are subject to enhanced regulatory scrutiny as a result of abusive marketing practices by some lenders, and the CFPB has initiated enforcement actions against both lenders and servicers alleging that they have engaged in unfair, deceptive or abusive acts or practices because of lack of clarity in disclosures with respect to such loans. Such scrutiny could reduce the attractiveness to consumers of deferred interest loans or result in a general unwillingness on the part of our Bank Partners to make deferred interest loans. A reduction the dollar volume of deferred interest loans offered through the GreenSky Program would adversely affect our business.
The loss of the services of our senior management could adversely affect our business.
The experience of our senior management, including, in particular, David Zalik, our Chief Executive Officer, is a valuable asset to us. Our management team has significant experience in the consumer loan business and would be difficult to replace. Competition for senior executives in our industry is intense, and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management team or other key personnel. Failure to retain talented senior leadership could have a material adverse effect on our business. We do not maintain key life insurance policies relating to our senior management.
Our vendor relationships subject us to a variety of risks, and the failure of third parties to comply with legal or regulatory requirements or to provide various services that are important to our operations could have an adverse effect on our business.
We have significant vendors that, among other things, provide us with financial, technology and other services to support our loan servicing and other activities, including, for example, credit ratings and reporting, cloud-based data storage and other IT solutions, and payment processing. The CFPB has issued guidance stating that institutions under its supervision may be held responsible for the actions of the companies with which they contract. Accordingly, we could be adversely impacted to the extent our vendors fail to comply with the legal requirements applicable to the particular products or services being offered.
In some cases, third-party vendors are the sole source, or one of a limited number of sources, of the services they provide to us. Most of our vendor agreements are terminable on little or no notice, and if our current vendors were to stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms (or at all). If any third-party vendor fails to provide the services we require, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy and electronic security systems, or suffers a cyber-attack or other security breach, we could be subject to CFPB, FTC and other regulatory enforcement actions and suffer economic and reputational harm that could have a material adverse effect on our business. Further, we may incur significant costs to resolve any such disruptions in service, which could adversely affect our business.
Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.
Our business is subject to increased risks of litigation and regulatory actions as a result of a number of factors and from various sources, including as a result of the highly regulated nature of the financial services industry and the focus of state and federal enforcement agencies on the financial services industry.
In the ordinary course of business, we have been named as a defendant in various legal actions, including arbitrations, class actions and other litigation. Generally, this litigation arises from the dissatisfaction of a consumer with the products or services of a merchant; some of this litigation, however, has arisen from other matters, including claims of discrimination, credit reporting and collection practices. Certain of those actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. From time to time, we also are involved in, or the subject of, reviews, requests for information, investigations and proceedings (both formal and informal) by state and federal governmental agencies, including banking regulators and the CFPB, regarding our business activities and our qualifications to conduct our business in certain jurisdictions, which could subject us to significant fines, penalties, obligations to change our business practices and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. We have in the past chosen to settle (and may in the future choose to settle) certain matters in order to avoid the time and expense of contesting them. Although none of the settlements has been material to our business, there is no assurance that, in the future, such settlements will not have a material adverse effect on our business. Moreover, any settlement, or any consent order or adverse judgment in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities.
In addition, a number of participants in the consumer finance industry have been the subject of putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices; violations of state licensing and lending laws, including state usury laws; actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. The current regulatory environment, increased regulatory compliance efforts and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes subject to the jurisdiction of the CFPB may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities.
We contest our liability and the amount of damages, as appropriate, in each pending matter. The outcome of pending and future matters could be material to our results of operations, financial condition and cash flows, and could materially adversely affect our business.
In addition, from time to time, through our operational and compliance controls, we identify compliance issues that require us to make operational changes and, depending on the nature of the issue, result in financial remediation to impacted customers. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of customers impacted, and also could generate litigation or regulatory investigations that subject us to additional risk. See “-Risks Related to Our Regulatory Environment.”
Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting “disparate impact” claims.
Antidiscrimination statutes, such as the Equal Credit Opportunity Act (the “ECOA”), prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the U.S. Department of Justice (“DOJ”) and CFPB, take the position that these laws prohibit not only intentional discrimination, but also neutral practices that have a “disparate impact” on a group and that are not justified by a business necessity.
These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. To the extent that the “disparate impact” theory continues to apply, we may face significant administrative burdens in attempting to identify and eliminate neutral practices that do have “disparate impact.” The ability to identify and eliminate neutral practices that have “disparate impact” is complicated by the fact that often it is our merchants, over which we have limited control, that implement our practices. In addition, we face the risk that one or more of the variables included in the GreenSky program’s loan decisioning model may be invalidated under the disparate impact test, which would require us to revise the loan decisioning model in a manner that might generate lower approval rates or higher credit losses.
In addition to reputational harm, violations of the ECOA can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.
Fraudulent activity could negatively impact our business and could cause our Bank Partners to be less willing to originate loans as part of the GreenSky program.
Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated. We are subject to the risk of fraudulent activity associated with our merchants, their customers and third parties handling customer information. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. The level of our fraud charge-offs could increase and our results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity also could negatively impact our brand and reputation, which could negatively impact the use of our services and products. In addition, significant increases in fraudulent activity could lead to regulatory intervention, which could increase our costs and also negatively impact our business.
Cyber-attacks and other security breaches could have an adverse effect on our business.
In the normal course of our business, we collect, process and retain sensitive and confidential information regarding our Bank Partners, our merchants and consumers. We also have arrangements in place with certain of our third-party service providers that require us to share consumer information. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of our Bank Partners, merchants and third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events. We, our Bank Partners, our merchants and our third-party service providers have experienced all of these events in the past and expect to continue to experience them in the future. We also face security threats from malicious third parties that could obtain unauthorized access to our systems and networks, which threats we anticipate will continue to grow in scope and complexity over time. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will be the case in the future.
Information security risks in the financial services industry have increased recently, in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks and other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. We may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents. Nonetheless, early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection. We also may fail to detect the existence of a security breach related to the information of our Bank Partners, merchants and consumers that we retain as part of our business and may be unable to prevent unauthorized access to that information.
We also face risks related to cyber-attacks and other security breaches that typically involve the transmission of sensitive information regarding borrowers through various third parties, including our Bank Partners, our merchants and data processors. Some of these parties have in the past been the target of security breaches and cyber-attacks. Because we do not control these third parties or oversee the security of their systems, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. While we regularly conduct security assessments of significant third-party service providers, no assurance is given that our third-party information security protocols are sufficient to withstand a cyber-attack or other security breach.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding GreenSky program customers or our own proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business. In addition, there recently have been a number of well-publicized attacks or breaches affecting companies in the financial services industry that have heightened concern by consumers, which could also intensify regulatory focus, cause users to lose trust in the security of the industry in general and result in reduced use of our services and increased costs, all of which could also have a material adverse effect on our business.

Disruptions in the operation of our computer systems and third-party data centers could have an adverse effect on our business.
Our ability to deliver products and services to our Bank Partners and merchants, service loans made by our Bank Partners and otherwise operate our business and comply with applicable laws depends on the efficient and uninterrupted operation of our computer systems and third-party data centers, as well as those of our Bank Partners, merchants and third-party service providers.
These computer systems and third-party data centers may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health pandemics, terrorist attacks, cyber-attacks or other events. Any of such catastrophes could have a negative effect on our business and technology infrastructure (including our computer network systems), on our Bank Partners and merchants and on consumers. Catastrophic events also could prevent or make it more difficult for customers to travel to our merchants’ locations to shop, thereby negatively impacting consumer spending in the affected regions (or in severe cases, nationally), and could interrupt or disable local or national communications networks, including the payment systems network, which could prevent customers from making purchases or payments (temporarily or over an extended period). These events also could impair the ability of third parties to provide critical services to us. All of these adverse effects of catastrophic events could result in a decrease in the use of our solution and payments to us, which could have a material adverse effect on our business.
In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may cause service interruptions, transaction processing errors or system conversion delays and may cause us to fail to comply with applicable laws, all of which could have a material adverse effect on our business. We expect that new technologies and business processes applicable to the consumer financial services industry will continue to emerge and that these new technologies and business processes may be better than those we currently use. There is no assurance that we will be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. A failure to maintain and/or improve current technology and business processes could cause disruptions in our operations or cause our solution to be less competitive, all of which could have a material adverse effect on our business.
If the credit decisioning and scoring models we use contain errors or are otherwise ineffective, our reputation and relationships with our Bank Partners, our merchants and consumers could be harmed.
Our ability to attract consumers to the GreenSky program, and to build trust in the consumer loan products offered through the GreenSky program, is significantly dependent on our ability to effectively evaluate a consumer’s credit profile and likelihood of default in accordance with our Bank Partners’ underwriting policies. To conduct this evaluation, we use proprietary credit decisioning and scoring models. If any of the credit decisioning and scoring models we use contains programming or other errors, is ineffective or the data provided by consumers or third parties is incorrect or stale, or if we are unable to obtain accurate data from consumers or third parties (such as credit reporting agencies), our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans and possibly our having to repurchase the loan. This could damage our reputation and relationships with consumers, our Bank Partners and our merchants, which could have a material adverse effect on our business.
We depend on the accuracy and completeness of information about customers of our merchants, and any misrepresented information could adversely affect our business.
In evaluating loan applicants, we rely on information furnished to us by or on behalf of customers of our merchants, including credit, identification, employment and other relevant information. Some of the information regarding customers provided to us is used in our proprietary credit decisioning and scoring models, which we use to determine whether an application meets the applicable underwriting criteria. We rely on the accuracy and completeness of that information.
Not all customer information is independently verified. As a result, we rely on the accuracy and completeness of the information we are provided by consumers. If any of the information that is considered in the loan review process is inaccurate, whether intentional or not, and such inaccuracy is not detected prior to loan funding, the loan may have a greater risk of default than expected. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a customer may have defaulted on, or become delinquent in the payment of, a pre-existing debt obligation, taken on additional debt, lost his or her job or other sources of income, or experienced other adverse financial events. Where an inaccuracy constitutes fraud or otherwise causes us to incorrectly conclude that a loan meets the applicable underwriting criteria, we generally bear the risk of loss associated with the inaccuracy. Any significant increase in inaccuracies or resulting increases in losses would adversely affect our business.
We rely extensively on models in managing many aspects of our business. Any inaccuracies or errors in our models could have an adverse effect on our business.
In assisting our Bank Partners and merchants with the design of the products that are offered on our platform, we make assumptions about various matters, including repayment timing and default rates, and then utilize our proprietary modeling to analyze and forecast the performance and profitability of the products. Our assumptions may be inaccurate and our models may not be as predictive as expected for many reasons, including that they often involve matters that are inherently difficult to predict and beyond our control (e.g., macroeconomic conditions) and that they often involve complex interactions between a number of dependent and independent variables and factors. Any significant inaccuracies or errors in our assumptions could negatively impact the profitability of the products that are offered on our platform, as well as the profitability of our business, and could result in our underestimating potential FCRs.
If assumptions or estimates we use in preparing our financial statements are incorrect or are required to change, our reported results of operations and financial condition may be adversely affected.
We are required to make various assumptions and estimates in preparing our financial statements under GAAP, including for purposes of determining finance charge reversals, share-based compensation, asset impairment, reserves related to litigation and other legal matters, and other regulatory exposures and the amounts recorded for certain contractual payments to be paid to, or received from, our merchants and others under contractual arrangements. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving fair value measurements. If the assumptions or estimates underlying our financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, which could have a material adverse effect on our business.
The consumer finance and payments industry is highly competitive and is likely to become more competitive, and our inability to compete successfully or maintain or improve our market share and margins could adversely affect our business.
Our success depends on our ability to generate usage of the GreenSky program. The consumer financial services industry is highly competitive and increasingly dynamic as emerging technologies continue to enter the marketplace. Technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services, which has intensified the desirability of offering loans to consumers through digital-based solutions. In addition, because many of our competitors are large financial institutions that own the loans that they originate, they have certain revenue opportunities not available to us. We face competition in areas such as compliance capabilities, financing terms, promotional offerings, fees, approval rates, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, customer service, brand and reputation. Many of our competitors are substantially larger than we are, which may give those competitors advantages we do not have, such as a more diversified product and customer base, the ability to reach more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities, and lower-cost funding. Commercial banks and savings institutions also may have significantly greater access to consumers given their deposit-taking and other services. In addition, because many of our competitors are large financial institutions that own the loans that they originate, they also have certain revenue opportunities not available to us.
Our existing and potential competitors may decide to modify their pricing and business models to compete more directly with our model. Any reduction in usage of the GreenSky program, or a reduction in the lifetime profitability of loans under the GreenSky program in an effort to attract or retain business, could reduce our revenues and earnings. If we are unable to compete effectively for merchants and customer usage, our business could be materially adversely affected.
Our revenue is impacted, to a significant extent, by the general economy and the financial performance of our merchants.
Our business, the consumer financial services industry and our merchants’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, changes in monetary and related policies, market volatility, consumer confidence and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified borrowers to take out loans. Such conditions are also likely to affect the ability and willingness of borrowers to pay amounts owed to our Bank Partners, each of which would have a material adverse effect on our business.
The generation of new loans through the GreenSky program, and the transaction fees and other fee income to us associated with such loans, is dependent upon sales of products and services by our merchants. Our merchants’ sales may decrease or fail to increase as a result of factors outside of their control, such as the macroeconomic conditions referenced above, or business conditions affecting a particular merchant, industry vertical or region. Weak economic conditions also could extend the length of our merchants’ sales cycle and cause customers to delay making (or not make) purchases of our merchants’ products and services. The decline of sales by our merchants for any reason will generally result in lower credit sales and, therefore, lower loan volume and associated fee income for us. This risk is particularly acute with respect to our largest merchants that account for a significant amount of our platform revenue.
In addition, if a merchant closes some or all of its locations or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that it may become subject to a bankruptcy proceeding), GreenSky program borrowers may have less incentive to pay their outstanding balances to our Bank Partners, which could result in higher charge-off rates than anticipated. Moreover, if the financial condition of a merchant deteriorates significantly or a merchant becomes subject to a bankruptcy proceeding, we may not be able to recover amounts due to us from the merchant.
Because our business is heavily concentrated on consumer lending and payments in the U.S. home improvement industry, our results are more susceptible to fluctuations in that market than the results of a more diversified company would be.
Even though we recently expanded into the elective healthcare industry vertical and may continue expanding our services into other industry verticals, our business currently is heavily concentrated on consumer lending in the home improvement industry. As a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit, real estate and home improvements than a more diversified company would be as well as to factors that may drive the demand for home improvements, such as sales levels of existing homes and the aging of housing stock. We also are more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit, the specific consumer credit products that our Bank Partners offer (including promotional financing), real estate and home improvements. Our business concentration could have an adverse effect on our business.

We are, and intend in the future to continue, expanding into new industry verticals, including elective healthcare, and our failure to comply with applicable regulations, or accurately predict demand or growth, in those new industries could have an adverse effect on our business.
We recently expanded into the elective healthcare industry vertical, which involves consumer financing for elective medical procedures and products. Elective healthcare providers include doctors’ and dentists’ offices, outpatient surgery centers and clinics providing orthodontics, cosmetic and aesthetic dentistry, vision correction, bariatric surgery, cosmetic surgery, hair replacement, reproductive medicine, veterinary medicine and hearing aid devices. We make no assurance that we will achieve similar levels of success, if any, in this industry vertical, or that we will not face unanticipated challenges in our ability to offer our program in this industry vertical. In addition, the elective healthcare industry vertical is highly regulated and we, our merchants and our Bank Partners, as applicable, will be subject to significant additional regulatory requirements, including various healthcare and privacy laws. We have limited experience in managing these risks and the compliance requirements attendant to these additional regulatory requirements. See “-Risks Related to Our Regulatory Environment-The increased scrutiny of third-party medical financing by governmental agencies may lead to increased regulatory burdens and adversely affect our consolidated revenue or results of operations.” The costs of compliance and any failure by us, our merchants or our Bank Partners, as applicable, to comply with such regulatory requirements could have a material adverse effect on our business.
We may in the future further expand into other industry verticals. There is no assurance that we will be able to successfully develop consumer financing products and services for these new industries. Our investment of resources to develop consumer financing products and services for the new industries we enter may either be insufficient or result in expenses that are excessive in light of loans actually originated by our Bank Partners in those industries. Additionally, industry participants, including our merchants, their customers and our Bank Partners, may not be receptive to our solution in these new industries. The borrower profile of consumers in new verticals may not be as attractive, in terms of average FICO scores or other attributes, as in our current verticals, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Industries change rapidly, and we make no assurance that we will be able to accurately forecast demand (or the lack thereof) for our solution or that those industries will grow. Failure to predict demand or growth accurately in new industries could have a materially adverse impact on our business.
Our business would suffer if we fail to attract and retain highly skilled employees.
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, particularly information technology and sales. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel.
The Amended Credit Agreement that governs our term loan and revolving loan facility contains various covenants that could limit our ability to engage in activities that may be in our best long-term interests.
We have a term loan and revolving loan facility that we may draw on to finance our operations and for other corporate purposes. The Amended Credit Agreement contains operating covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions and limitations on dividends and stock repurchases. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under the Amended Credit Agreement and any future financial agreements into which we may enter. If we default on our credit obligations, our lenders may require repayment of any outstanding debt and terminate the Amended Credit Agreement.
If any of these events occurs, our ability to fund our operations could be seriously harmed. If not waived, defaults could cause any outstanding indebtedness under our Amended Credit Agreement and any future financing agreements that we may enter into to become immediately due and payable.

For more information on our term loan and revolving loan facility, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Term loan and revolving loan facility” and Note 7 to the unaudited consolidated financial statements included in Part I, Item 1.
We may be unable to sufficiently protect our proprietary rights and may encounter disputes from time to time relating to our use of the intellectual property of third parties.
We rely on a combination of trademarks, service marks, copyrights, trade secrets, domain names and agreements with employees and third parties to protect our proprietary rights. In 2014, we submitted a patent application relating to our mobile application process and credit decisioning model, which application is currently pending. There is no assurance that our patent application will be granted. We have trademark and service mark registrations and pending applications for additional registrations in the United States. We also own the domain name rights for greensky.com, as well as other words and phrases important to our business. Nonetheless, third parties may challenge, invalidate or circumvent our intellectual property, and our intellectual property may not be sufficient to provide us with a competitive advantage.
Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our technology and processes. Our competitors and other third parties independently may design around or develop similar technology or otherwise duplicate our services or products such that we could not assert our intellectual property rights against them. In addition, our contractual arrangements may not effectively prevent disclosure of our intellectual property and confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure. Measures in place may not prevent misappropriation or infringement of our intellectual property or proprietary information and the resulting loss of competitive advantage, and we may be required to litigate to protect our intellectual property and proprietary information from misappropriation or infringement by others, which is expensive, could cause a diversion of resources and may not be successful.
We also may encounter disputes from time to time concerning intellectual property rights of others, and we may not prevail in these disputes. Third parties may raise claims against us alleging that we, or consultants or other third parties retained or indemnified by us, infringe on their intellectual property rights. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all alleged violations of such intellectual property rights. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against us may cause us to spend significant amounts to defend the claim, even if we ultimately prevail, pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property (temporarily or permanently), cease offering certain products or services, or incur significant license, royalty or technology development expenses.
Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as ours. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. In addition, although in some cases a third party may have agreed to indemnify us for such costs, such indemnifying party may refuse or be unable to uphold its contractual obligations. In other cases, our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.
Our risk management processes and procedures may not be effective.
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate our risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we and our Bank Partners are subject, including credit risk, market risk, liquidity risk, strategic risk and operational risk. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. While our exposure to the direct economic cost of consumer credit risk is limited because, with the exception of R&D Receivables and other loans for which we purchase the receivables, we do not hold the loans or the receivables underlying the loans that our Bank Partners originate, we are exposed to consumer credit risk in the form of both our finance charge reversal liability and our limited escrow requirement, as well as our ability to maintain relationships with our existing Bank Partners and recruit new bank partners. Market risk is the risk of loss due to changes in external market factors such as interest rates. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (e.g., natural disasters), compliance, reputational or legal matters and includes those risks as they relate directly to us as well as to third parties with whom we contract or otherwise do business.
Management of our risks depends, in part, upon the use of analytical and forecasting models. If these models are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use in managing our credit and other risks may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. There also may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business.
Some aspects of our platform include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
Aspects of our platform include software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our platform. If portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and loan products. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect our business.
To the extent that we seek to grow through future acquisitions, or other strategic investments or alliances, we may not be able to do so effectively.
We may in the future seek to grow our business by exploring potential acquisitions or other strategic investments or alliances. We may not be successful in identifying businesses or opportunities that meet our acquisition or expansion criteria. In addition, even if a potential acquisition target or other strategic investment is identified, we may not be successful in completing such acquisition or integrating such new business or other investment. We may face significant competition for acquisition and other strategic investment opportunities from other well-capitalized companies, many of which have greater financial resources and greater access to debt and equity capital to secure and complete acquisitions or other strategic investments, than we do. As a result of such competition, we may be unable to acquire certain assets or businesses, or take advantage of other strategic investment opportunities that we deem attractive; the purchase price for a given strategic opportunity may be significantly elevated; or certain other terms or circumstances may be substantially more onerous. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate any such acquisition, or other strategic investment, opportunity could impede our growth.
We may not be able to manage our expanding operations effectively or continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses. Furthermore, we may be responsible for any legacy liabilities of businesses we acquire or be subject to additional liability in connection with other strategic investments. The existence or amount of these liabilities may not be known at the time of acquisition, or other strategic investment, and may have a material adverse effect on our business.

The effect of comprehensive U.S. tax reform legislation or challenges to our tax positions could adversely affect our business.
We operate in multiple jurisdictions and are subject to tax laws and regulations of the United States federal, state and local governments. United States federal, state and local tax laws and regulations are complex and subject to varying interpretations. There is no assurance that our tax positions will not be successfully challenged by relevant tax authorities.
In addition, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”). Among a number of significant changes to the U.S. federal income tax rules, the Tax Act reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deduction for net interest expense, and shifts the United States toward a more territorial tax system. While our analysis of the Tax Act’s impact on our cash tax liability and financial condition has not identified any overall material adverse effect, we are still evaluating the effects of the Tax Act on us and there are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the Tax Act. In the absence of guidance on these issues, we will use what we believe are reasonable interpretations and assumptions in interpreting and applying the Tax Act for purposes of determining our cash tax liabilities and results of operations, which may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves over time. It is possible that the Internal Revenue Service (“IRS”) could issue subsequent guidance or take positions on audit that differ from the interpretations and assumptions that we previously made, which could have a material adverse effect on our cash tax liabilities, results of operations and financial condition, or an indirect effect on our business through its impact on our Bank Partners, merchants and consumers. You are urged to consult your tax adviser regarding the implications of the Tax Act.
Future changes in financial accounting standards may significantly change our reported results of operations.
GAAP is subject to standard setting or interpretation by the FASB, the Public Company Accounting Oversight Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including revenue recognition, finance charge reversals, and share-based compensation are highly complex and involve subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us (i) could require us to make changes to our accounting systems that could increase our operating costs and (ii) could significantly change our reported or expected financial performance.
Risks Related to Our Regulatory Environment
We are subject to federal and state consumer protection laws.
In connection with our administration of the GreenSky program, we must comply with various regulatory regimes, including those applicable to consumer credit transactions, various aspects of which are untested as applied to our business model. The laws to which we are or may be subject include:

•
state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, credit reporting, money transmission, debt servicing and collection and unfair or deceptive business practices;

•
the Truth-in-Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions;

•
Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) in connection with any consumer financial product or service;

•
the ECOA and Regulation B promulgated thereunder, which prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act or any applicable state law;

•
the Fair Credit Reporting Act (the “FCRA”), as amended by the Fair and Accurate Credit Transactions Act, which promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies;

•
the Fair Debt Collection Practices Act, the Telephone Consumer Protection Act, as well as state debt collection laws, all of which provide guidelines and limitations concerning the conduct of third-party debt collectors in connection with the collection of consumer debts;

•
the Gramm-Leach-Bliley Act (the “GLBA”), which includes limitations on disclosure of nonpublic personal information by financial institutions about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;

•	the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;

•
the Servicemembers Civil Relief Act (the “SCRA”), which allows active duty military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties;

•
the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts;

•
the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures; and

•	the Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence and record-keeping policies and procedures.
While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that our compliance policies and procedures will be effective. Failure to comply with these laws and with regulatory requirements applicable to our business could subject us to damages, revocation of licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm our business.
Our industry is highly regulated and is undergoing regulatory transformation, which has created inherent uncertainty. Changing federal, state and local laws, as well as changing regulatory enforcement policies and priorities, may negatively impact our business.
In connection with our administration of the GreenSky program, we are subject to extensive regulation, supervision and examination under United States federal and state laws and regulations. We are required to comply with numerous federal, state and local laws and regulations that regulate, among other things, the manner in which we administer the GreenSky program, the terms of the loans that our Bank Partners originate and the fees that we may charge. A material or continued failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions and/or damage our reputation, which could materially adversely affect our business. Regulators, including the CFPB, have broad discretion with respect to the interpretation, implementation and enforcement of these laws and regulations, including through enforcement actions that could subject us to civil money penalties, customer remediations, increased compliance costs, and limits or prohibitions on our ability to offer certain products and services or to engage in certain activities. In addition, to the extent that we undertake actions requiring regulatory approval or non-objection, regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on our business. Moreover, some of our competitors are subject to different, and in some cases less restrictive, legislative and regulatory regimes, which may have the effect of providing them with a competitive advantage over us.
Additionally, federal, state and local governments and regulatory agencies have proposed or enacted numerous new laws, regulations and rules related to personal loans. Federal and state regulators also are enforcing existing laws, regulations and rules more aggressively and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. Consumer finance regulation is constantly changing, and new laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as we currently intend.
These regulatory changes and uncertainties make our business planning more difficult and could result in changes to our business model and potentially adversely impact our results of operations. New laws or regulations also require us to incur significant expenses to ensure compliance. As compared to our competitors, we could be subject to more stringent state or local regulations or could incur marginally greater compliance costs as a result of regulatory changes. In addition, our failure to comply (or to ensure that our agents and third-party service providers comply) with these laws or regulations may result in costly litigation or enforcement actions, the penalties for which could include: revocation of licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans; and increased purchases of receivables underlying loans originated by our Bank Partners and indemnification claims.
Proposals to change the statutes affecting financial services companies are frequently introduced in Congress and state legislatures that, if enacted, may affect our operating environment in substantial and unpredictable ways. In addition, numerous federal and state regulators have the authority to promulgate or change regulations that could have a similar effect on our operating environment. We cannot determine with any degree of certainty whether any such legislative or regulatory proposals will be enacted and, if enacted, the ultimate impact that any such potential legislation or implementing regulations, or any such potential regulatory actions by federal or state regulators, would have upon our business.
With respect to state regulation, although we seek to comply with applicable state loan, loan broker, loan originator, servicing, debt collection, money transmitter and similar statutes in all U.S. jurisdictions, and with licensing and other requirements that we believe may be applicable to us, if we are found to not have complied with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or penalties or be required to obtain a license in one or more such jurisdictions, which may have an adverse effect on our ability to make the GreenSky program available to borrowers in particular states and, thus, adversely impact our business.
We also are subject to potential enforcement and other actions that may be brought by state attorneys general or other state enforcement authorities and other governmental agencies. Any such actions could subject us to civil money penalties and fines, customer remediations and increased compliance costs, as well as damage our reputation and brand and limit or prohibit our ability to offer certain products and services or engage in certain business practices.
New laws, regulations, policy or changes in enforcement of existing laws or regulations applicable to our business, or our reexamination of our current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices or alter our relationships with GreenSky program customers, affect retention of our key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes also may require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business.

The highly regulated environment in which our Bank Partners operate could have an adverse effect on our business.
Our Bank Partners are subject to federal and state supervision and regulation. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards, may limit their operations significantly and control the methods by which they conduct business. In addition, compliance with laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance requirements. For example, the Dodd-Frank Act imposes significant regulatory and compliance changes on financial institutions. Regulatory requirements affect our Bank Partners’ lending practices and investment practices, among other aspects of their businesses, and restrict transactions between us and our Bank Partners. These requirements may constrain the operations of our Bank Partners, and the adoption of new laws and changes to, or repeal of, existing laws may have a further impact on our business.
In choosing whether and how to conduct business with us, current and prospective Bank Partners can be expected to take into account the legal, regulatory and supervisory regime that applies to them, including potential changes in the application or interpretation of regulatory standards, licensing requirements or supervisory expectations. Regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts our Bank Partners. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of the regulations and laws and their interpretation of the quality of our Bank Partners’ loan portfolios and other assets. If any regulatory agency’s assessment of the quality of our Bank Partners’ assets, operations, lending practices, investment practices or other aspects of their business changes, it may materially reduce our Bank Partners’ earnings, capital ratios and share price in such a way that affects our business.
Bank holding companies and financial institutions are extensively regulated and currently face an uncertain regulatory environment. Applicable state and federal laws, regulations, interpretations, including licensing laws and regulations, enforcement policies and accounting principles have been subject to significant changes in recent years, and may be subject to significant future changes. We cannot predict with any degree of certainty the substance or effect of pending or future legislation or regulation or the application of laws and regulations to our Bank Partners. Future changes may have a material adverse effect on our Bank Partners and, therefore, on us.
We are subject to regulatory examinations and investigations and may incur fines, penalties and increased costs that could negatively impact our business.
Federal and state agencies have broad enforcement powers over us, including powers to investigate our business practices and broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law. The continued focus of regulators on the consumer financial services industry has resulted, and could continue to result, in new enforcement actions that could, directly or indirectly, affect the manner in which we conduct our business and increase the costs of defending and settling any such matters, which could negatively impact our business. In some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body. We have in the past chosen to settle certain matters in order to avoid the time and expense of contesting them. There is no assurance that any future settlements will not have a material adverse effect on our business.
In addition, the laws and regulations applicable to us are subject to administrative or judicial interpretation. Some of these laws and regulations have been enacted only recently and may not yet have been interpreted or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may create uncertainty with respect to what type of conduct is permitted or restricted under such laws and regulations. Any ambiguity under a law or regulation to which we are subject may lead to regulatory investigations, governmental enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with such laws or regulations.

The CFPB is a relatively new agency, and there continues to be uncertainty as to how its actions will impact our business; the agency’s actions have had, and may continue to have, an adverse impact on our business.
The CFPB has broad authority over the businesses in which we engage. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority and to remediate violations of numerous consumer protection laws in a variety of ways, including collecting civil money penalties and fines and providing for customer restitution. The CFPB is charged, in part, with enforcing certain federal laws involving consumer financial products and services and is empowered with examination, enforcement and rulemaking authority. The CFPB has taken an active role in regulating lending markets. For example, the CFPB sends examiners to banks and other financial institutions that service and/or originate consumer loans to determine compliance with applicable federal consumer financial laws and to assess whether consumers’ interests are protected. In addition, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including those included in the GreenSky program.
There continues to be uncertainty as to how the CFPB’s strategies and priorities will impact our business and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected products and services, making them less attractive or restricting our ability to offer them. Although we have committed significant resources to enhancing our compliance programs, changes by the CFPB in regulatory expectations, interpretations or practices could increase the risk of additional enforcement actions, fines and penalties.
In March 2015, the CFPB issued a report scrutinizing pre-dispute arbitration clauses and, in May 2016, it published a proposed rule that would substantially curtail our ability to enter into voluntary pre-dispute arbitration clauses with consumers. In July 2017, the CFPB issued a final rule banning bars on class action arbitration (but not arbitration generally). Pre-dispute arbitration clauses currently are contained in all of the loan agreements processed through the GreenSky program. The new rule was subsequently challenged in Congress and, on November 1, 2017, President Trump approved a resolution repealing the rule. In the future, if a similar rule were to become effective, we expect that our exposure to class action arbitration would increase significantly, which could have a material adverse effect on our business.
On January 16, 2018, a CFPB rule commonly referred to as the “Payday Loan Rule” became effective. Most of the substantive provisions of the rule require compliance by August 19, 2019. Resolutions are pending in Congress to cancel the rule through the Congressional Review Act. While the rule does not appear to be targeted at businesses like ours, some of its provisions are broad and potentially could be triggered by the promotional loans that our Bank Partners extend that require increases in payments at specified points in time. We are continuing to review the implications of the rule. We currently believe that the promotional loan products can be structured in a manner that does not implicate the rule in any meaningful respect, but we have not yet finalized any plans for responding to the rule.
Future actions by the CFPB (or other regulators) against us or our competitors that discourage the use of our or their services could result in reputational harm and adversely affect our business. If the CFPB changes regulations that were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies through supervision or enforcement past regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. If future regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer promotional financing for certain of our products or that require us to make significant changes to our business practices, and if we are unable to develop compliant alternatives with acceptable returns, these restrictions or prohibitions could have a material adverse effect on our business.
The Dodd-Frank Act generally permits state officials to enforce regulations issued by the CFPB and to enforce its general prohibition against unfair, deceptive or abusive practices. This could make it more difficult than in the past for federal financial regulators to declare state laws that differ from federal standards to be preempted. To the extent that states enact requirements that differ from federal standards or state officials and courts adopt interpretations of federal consumer laws that differ from those adopted by the CFPB, we may be required to alter or cease offering products or services in some jurisdictions, which would increase compliance costs and reduce our ability to offer the same products and services to consumers nationwide, and we may be subject to a higher risk of state enforcement actions.

The contours of the Dodd-Frank UDAAP standard are still uncertain and there is a risk that certain features of the GreenSky program loans could be deemed to violate the UDAAP standard.
The Dodd-Frank Act prohibits UDAAP and authorizes the CFPB to enforce that prohibition. The CFPB has filed a large number of UDAAP enforcement actions against consumer lenders for practices that do not appear to violate other consumer finance statutes. There is a risk that the CFPB could determine that certain features of the GreenSky program loans are unfair, deceptive or abusive. The CFPB has filed actions alleging that deferred interest programs can be unfair, deceptive or abusive if lenders do not adequately disclose the terms of the deferred interest loans.
On June 2, 2016, the CFPB issued proposed rules that would impose numerous restrictions on certain “high-cost installment loans.” It is not clear if or when the CFPB will publish the final version of these rules, or what their content will be. Among other things, the proposed rules would impose various obligations to determine a consumer’s ability to repay a consumer loan. It is possible that the final rules, if enacted, could impact the GreenSky program. It is also possible that, depending on the form of the final rules, changes would be necessary to the GreenSky program, which changes could have a material adverse effect on the revenue that we derive from certain loans made by our Bank Partners, including transaction fee revenue, in particular.
Our use of third-party vendors and our other ongoing third-party business relationships is subject to increasing regulatory requirements and attention.
We regularly use third-party vendors and subcontractors as part of our business. We also depend on our substantial ongoing business relationships with our Bank Partners, merchants and other third parties. These types of third-party relationships, particularly with our Bank Partners, are subject to increasingly demanding regulatory requirements and oversight by federal bank regulators (such as the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation) and the CFPB. The CFPB has enforcement authority with respect to the conduct of third parties that provide services to financial institutions. The CFPB has made it clear that it expects non-bank entities to maintain an effective process for managing risks associated with third-party vendor relationships, including compliance-related risks. In connection with this vendor risk management process, we are expected to perform due diligence reviews of potential vendors, review their policies and procedures and internal training materials to confirm compliance-related focus, include enforceable consequences in contracts with vendors regarding failure to comply with consumer protection requirements, and take prompt action, including terminating the relationship, in the event that vendors fail to meet our expectations.
In certain cases, we may be required to renegotiate our agreements with our vendors and/or our subcontractors to meet these enhanced requirements, which could increase the costs of operating our business. It is expected that regulators will hold us responsible for deficiencies in our oversight and control of third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over third-party vendors and subcontractors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for customer remediation.
Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by them. For example, in connection with our administration of the GreenSky program, we are subject to the GLBA and implementing regulations and guidance. Among other things, the GLBA (i) imposes certain limitations on the ability to share consumers’ nonpublic personal information with nonaffiliated third parties and (ii) requires certain disclosures to consumers about their information collection, sharing and security practices and their right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions).
Furthermore, legislators and/or regulators are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices; our collection, use, sharing, retention and safeguarding of consumer and/or employee information; and some of our current or planned business activities. This also could increase our costs of compliance and business operations and could reduce income from certain business initiatives.
Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer and/or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services (such as products or services that involve us sharing information with third parties or storing sensitive credit card information), which could materially and adversely affect our profitability. Privacy requirements, including notice and opt out requirements, under the GLBA and FCRA are enforced by the FTC and by the CFPB through UDAAP and are a standard component of CFPB examinations. State entities also may initiate actions for alleged violations of privacy or security requirements under state law. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory investigations and government actions, litigation, fines or sanctions, consumer, Bank Partner or merchant actions and damage to our reputation and brand, all of which could have a material adverse effect on our business.
Non-compliance with Payment Card Industry Data Security Standards (“PCI DSS”) may subject us to fines, penalties and civil liability and may result in the loss of our ability to accept credit and debit card payments.
We settle and fund transactions on a national credit card network and, thus, are subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including PCI DSS, a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. We currently are not, and in the future may not be, compliant with PCI DSS and are taking steps to achieve such compliance. No assurance is given that we will be successful in that regard.
Any failure to comply fully or materially with PCI DSS now or at any point in the future (i) may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and our Bank Partners, (ii) may subject us to fines, penalties, damages and civil liability, and (iii) may result in the loss of our ability to accept credit card payments. Even if we achieve compliance with PCI DSS, we still may not be able to prevent security breaches involving customer transaction data. In addition, there is no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the processes that we use to protect customer data. If any such compromise or breach were to occur, it could have a material adverse effect on our business.
The increased scrutiny of third-party medical financing by governmental agencies may lead to increased regulatory burdens and may adversely affect our business.
We recently expanded the GreenSky program into the elective healthcare industry vertical, which includes consumer financing for elective medical procedures. Recently, regulators have increased scrutiny of third-party providers of financing for medical procedures that are generally not covered by health insurance. In addition, the CFPB and attorneys general in New York and Minnesota have conducted investigations of alleged abusive lending practices or exploitation regarding third-party medical financing services.
If, in the future, any of our practices in this space were found to be deficient, it could result in fines, penalties or increased regulatory burdens. Additionally, any regulatory inquiry could damage our reputation and limit our ability to conduct operations, which could adversely affect our business. Moreover, the adoption of any law, rule or regulation affecting the industry may also increase our administrative costs, require us to modify our practices to comply with applicable regulations or reduce our ability to participate competitively, which could have a material adverse effect on our business.
In recent years, federal regulators and the United States DOJ have increased their focus on enforcing the SCRA against servicers. Similarly, state legislatures have taken steps to strengthen their own state-specific versions of the SCRA.
The DOJ and federal regulators have entered into significant settlements with a number of loan servicers alleging violations of the SCRA. Some of the settlements have alleged that the servicers did not correctly apply the SCRA’s 6% interest rate cap, while other settlements have alleged, without limitation, that servicers did not comply with the SCRA’s default judgment protections when seeking to collect payment of a debt. Recent settlements indicate that the DOJ and federal regulators broadly interpret the scope of the substantive protections under the

SCRA and are moving aggressively to identify instances in which loan servicers have not complied with the SCRA. Recent SCRA-related settlements continue to make this a significant area of scrutiny for both regulatory examinations and public enforcement actions.
In addition, most state legislatures have their own versions of the SCRA. In most instances, these laws extend some or all of the substantive benefits of the federal SCRA to members of the state National Guard who are in state service, but certain states also provide greater substantive protections to National Guard members or individuals who are in federal military service. In recent years, certain states have revised their laws to increase the potential benefits to individuals, and these changes pose additional compliance burdens on our Bank Partners and us as we seek to comply with both the federal and relevant state versions of the SCRA.
No assurance is given that our efforts and those of our Bank Partners to comply with the SCRA will be effective, and our failure to comply could subject us to liability, damages and reputational harm, all of which could have an adverse effect on our business.
Anti-money laundering and anti-terrorism financing laws could have significant adverse consequences for us.
We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the Patriot Act. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. No assurance is given that our programs and controls will be effective to ensure compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations, and our failure to comply with these laws and regulations could subject us to significant sanctions, fines, penalties and reputational harm, all of which could have a material adverse effect on our business.
If we were found to be operating without having obtained necessary state or local licenses, it could adversely affect our business.
Certain states have adopted laws regulating and requiring licensing by parties that engage in certain activity regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing for consumer debt collection or servicing. While we believe we have obtained all necessary licenses, the application of some consumer finance licensing laws to the GreenSky program is unclear. If we were found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties and other penalties or consequences, and the loans originated through the GreenSky program could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on our business.
If loans originated through the GreenSky program are found to violate applicable state usury laws or other lending laws, it could adversely affect our business.
Because the loans originated through the GreenSky program are originated by and held by our Bank Partners, under principles of federal preemption the terms and conditions of the loans are not subject to most state consumer finance laws, including state licensing and usury restrictions. If a court, or a state or federal enforcement agency, were to deem GreenSky-rather than our Bank Partners-the “true lender” for loans originated through the GreenSky program, and if for this reason (or any other reason) the loans were deemed subject to and in violation of certain state consumer finance laws, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), and other penalties or consequences, and the loans could be rendered void or enforceable in whole or in part, any of which could have a material adverse effect on our business.

We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business.
We have, from time to time in the normal course of our business, received, and may in the future receive or be subject to, inquiries or investigations by state and federal regulatory agencies and bodies such as the CFPB, state Attorneys General, state financial regulatory agencies, and other state or federal agencies or bodies regarding the GreenSky program, including the origination and servicing of consumer loans, practices by merchants or other third parties, and licensing and registration requirements. For example, we have entered into regulatory agreements with state agencies regarding issues including merchant conduct and oversight and loan pricing and may enter into similar agreements in the future. We have also received inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. Any such inquiries or investigations could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running our business, and could lead to public enforcement actions or lawsuits and fines, penalties, injunctive relief, and the need to obtain additional licenses that we do not currently possess. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation, lead to additional investigations and enforcement actions from other agencies or litigants, and further divert management attention and resources from the operation of our business. As a result, the outcome of legal and regulatory actions arising out of any state or federal inquiries we receive could be material to our business, results of operations, financial condition and cash flows and could have a material adverse effect on our business, financial condition or results of operations.
Risks Related to Our Organizational Structure
We are a holding company with no operations of our own and, as such, depend on our subsidiaries for cash to fund all of our operations and expenses, including future dividend payments, if any.
We are a holding company and have no material assets other than our deferred tax assets and our equity interest in GS Holdings, which has the sole equity interest in GSLLC. We have no independent means of generating revenue or cash flow. We have determined that GS Holdings is a VIE and that we are the primary beneficiary of GS Holdings. Accordingly, pursuant to the VIE accounting model, we consolidate GS Holdings in our consolidated financial statements. In the event of a change in accounting guidance or amendments to the operating agreement of GS Holdings resulting in us no longer having a controlling interest in GS Holdings, we may not be able to continue consolidating its results of operations with our own, which would have a material adverse effect on our results of operations.
GS Holdings is treated as a partnership for United States federal income tax purposes, and GSLLC is treated as an entity disregarded as separate from GS Holdings for United States federal income tax purposes. As a result, neither GS Holdings nor GSLLC is subject to United States federal income tax. Instead, taxable income is allocated to the members of GS Holdings, including us. Accordingly, we incur income taxes on our proportionate share of any net taxable income of consolidated GS Holdings. We intend to cause GSLLC to make distributions to GS Holdings and to cause GS Holdings to make distributions to its unit holders in an amount sufficient to cover all applicable taxes payable by such unit holders determined according to assumed rates, payments owing under the TRA and dividends, if any, declared by us. The ability of GSLLC to make distributions to GS Holdings, and of GS Holdings to make distributions to us, is limited by their obligations to satisfy their own obligations to their creditors. Further, future and current financing arrangements of GSLLC and GS Holdings contain, and future obligations could contain, negative covenants limiting such distributions. Additionally, our right to receive assets upon the liquidation or reorganization of GS Holdings, or indirectly from GSLLC, will be effectively subordinated to the claims of each entity’s creditors. To the extent that we are recognized as a creditor of GS Holdings or GSLLC, our claims may still be subordinate to any security interest in, or other lien on, its assets and to any of its debt or other obligations that are senior to our claims.
To the extent that we need funds and GSLLC or GS Holdings are restricted from making such distributions under applicable law or regulation, or are otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition. In addition, because tax distributions are based on an assumed tax rate,

GS Holdings may be required to make tax distributions that, in the aggregate, may exceed the amount of taxes that GS Holdings would have paid if it were itself taxed on its net income at the assumed rate.
Funds used by GS Holdings to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions that GS Holdings will be required to make may be substantial and may exceed (as a percentage of GS Holdings’ income) the overall effective tax rate applicable to a similarly situated corporate taxpayer.
We may be required to pay additional taxes as a result of the new partnership audit rules.
The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships, including entities such as GS Holdings that are taxed as a partnership. Under these rules (which generally are effective for taxable years beginning after December 31, 2017), subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any member’s share thereof) is determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the entity level. Although it is uncertain how these rules will be implemented, it is possible that they could result in GS Holdings being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a member of GS Holdings, could be required to indirectly bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment.
Under certain circumstances, GS Holdings may be eligible to make an election to cause members (including us) to take into account the amount of any understatement, including any interest and penalties, in accordance with their interests in GS Holdings in the year under audit. We cannot provide any assurance that GS Holdings will be able to make this election, in which case current members (including us) would economically bear the burden of the understatement even if they had a different percentage interest in GS Holdings during the year under audit, unless, and only to the extent, GS Holdings is able to recover such amounts from current or former impacted members. If the election is made, members would be required to take the adjustment into account in the taxable year in which the adjusted Schedule K-1s are issued.
The changes created by these new rules are sweeping and in many respects dependent on the promulgation of future regulations or other guidance by the U.S. Department of the Treasury.
The owners of the Class B common stock, who also are the Continuing LLC Members, control us and their interests may conflict with yours in the future.
The owners of the Class B common stock, who also are the Continuing LLC Members, control us. Each share of our Class B common stock initially entitles its holders to ten votes on all matters presented to our stockholders generally. Once the collective holdings of those owners in the aggregate are less than 15% of the combined economic interest in us, each share of Class B common stock will entitle its holder to one vote per share on all matters to be voted upon by our stockholders.
The owners of the Class B common stock owned the vast majority of the combined voting power of our Class A and Class B common stock as of June 30, 2018. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership of us. This concentration of ownership may delay or deter possible changes in control of our Company, which may reduce the value of an investment in our Class A common stock. So long as they continue to own a significant amount of our combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.
In addition, the owners of the Class B common stock, as Continuing LLC Members, owned approximately 69% of the Holdco Units as of June 30, 2018. Because they hold their economic ownership interest in our business through GS Holdings, rather than GreenSky, Inc., these existing unit holders may have conflicting interests with holders of our Class A common stock. For example, the Continuing LLC Members may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRA. In addition, the structuring of future transactions may take into account the tax considerations of the Continuing LLC Members even where no similar benefit would accrue to us. It is through their ownership of Class B common stock that they may be able to influence, if not control, decisions such as these.
We will be required to pay for certain tax benefits we may claim arising in connection with the merger of the Former Corporate Investors, our purchase of Holdco Units and future exchanges of Holdco Units under the Exchange Agreement, which payments could be substantial.
On the date of our IPO, we were treated for United States federal income tax purposes as having directly purchased Holdco Units from the Exchanging Members. In the future, the Continuing LLC Members will be able to exchange their Holdco Units (with automatic cancellation of an equal number of shares of Class B common stock) for shares of Class A common stock on a one-for-one basis, subject to adjustments for certain subdivisions (stock splits), combinations, or purchases of Class A common stock or Holdco Units, or for cash (based on the market price of the shares of Class A common stock), at our option (such determination to be made by the disinterested members of our board of directors). As a result of these transactions, and our acquisition of the equity of certain of the Former Corporate Investors, we are and will become entitled to certain tax basis adjustments with respect to GS Holdings’ tax basis in its assets. As a result, the amount of income tax that we would otherwise be required to pay in the future may be reduced by the increase (for income tax purposes) in depreciation and amortization deductions attributable to our interests in GS Holdings. An increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent tax basis is allocated to those assets. The IRS, however, may challenge all or part of that tax basis adjustment, and a court could sustain such a challenge.
We entered into the TRA with the TRA Parties that will provide for the payment by us of 85% of the amount of cash savings, if any, in United States federal, state and local income tax that we realize or are deemed to realize as a result of (i) the tax basis adjustments referred to above, (ii) any incremental tax basis adjustments attributable to payments made pursuant to the TRA, and (iii) any deemed interest deductions arising from payments made by us pursuant to the TRA. While the actual amount of the adjusted tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the basis of our proportionate share of GS Holdings’ assets on the dates of exchanges, the timing of exchanges, the price of shares of our Class A common stock at the time of each exchange, the extent to which such exchanges are taxable, the deductions and other adjustments to taxable income to which GS Holdings is entitled, and the amount and timing of our income, we expect that during the anticipated term of the TRA, the payments that we may make could be substantial. Payments under the TRA may give rise to additional tax benefits and, therefore, to additional potential payments under the TRA. In addition, the TRA provides for interest accrued from the due date (without extensions) of the corresponding tax return for the taxable year with respect to which the payment obligation arises to the date of payment under the TRA. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with the purchase of Holdco Units in connection with the IPO and future exchanges of Holdco Units (and automatic cancellation of an equal number of shares of Class B common stock) as described above (assuming such future exchanges occurred at June 30, 2018) would aggregate to approximately $1,061.6 million over 15 years from June 30, 2018 based on the closing price on June 29, 2018 of $21.15 per share of our Class A common stock. Under such scenario, assuming future payments are made on the date each relevant tax return is due, without extensions, we would be required to pay approximately 85% of such amount, or $902.4 million, over the 15-year period from June 30, 2018.
There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the TRA exceed the actual benefits we realize in respect of the tax attributes subject to the TRA and/or (ii) distributions to us by GS Holdings are not sufficient to permit us to make payments under the TRA after paying our other obligations. For example, were the IRS to challenge a tax basis adjustment or other deductions or adjustments to taxable income of GS Holdings, we will not be reimbursed for any payments that may previously have been made under the TRA, except that excess payments will be netted against payments otherwise to be made, if any, after our determination of such excess. As a result, in certain circumstances we could make payments under the TRA in excess of our ultimate cash tax savings. In addition, the payments under the TRA are not conditioned upon any recipient’s continued ownership of interests in us or GS Holdings, and the right to receive payments can be assigned.

In certain circumstances, including certain changes of control of our Company, payments by us under the TRA may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA.
The TRA provides that (i) in the event that we materially breach any of our material obligations under the TRA, whether as a result of failure to make any payment, failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the TRA in a bankruptcy or otherwise, (ii) if, at any time, we elect an early termination of the TRA, or (iii) upon certain changes of control of our Company, our (or our successor’s) obligations under the TRA (with respect to all Holdco Units, whether or not such units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions. These assumptions include that (i) we (or our successor) will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits subject to the TRA, (ii) we (or our successor) will utilize (subject to any applicable limitations) any loss carryovers generated by the increased tax deductions and tax basis and other benefits on a pro rata basis through the scheduled expiration date of such loss carryovers, or if such carryforwards do not have an expiration date, over the 15-year period after such carryforwards were generated, and (iii) GS Holdings and its subsidiaries will sell certain nonamortizable assets (and realize certain related tax benefits) no later than a specified date. As a result of the foregoing, if we breach a material obligation under the TRA, if we elect to terminate the TRA early or if we undergo a change of control, we would be required to make an immediate lump-sum payment equal to the present value of the anticipated future tax savings, which payment may be required to be made significantly in advance of the actual realization of such future tax savings, and the actual cash tax savings ultimately realized may be significantly less than the corresponding TRA payments. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. There is no assurance that we will be able to fund or finance our obligations under the TRA. Additionally, the obligation to make a lump sum payment on a change of control may deter potential acquirers, which could negatively affect our stockholders’ potential returns. If we had elected to terminate the TRA as of June 30, 2018, based on the closing price on June 29, 2018 of $21.15 per share of our Class A common stock, and a discount rate equal to 5.91% per annum, compounded annually, we estimate that we would have been required to pay $589.0 million in the aggregate under the TRA.
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our ownership of GS Holdings and GSLLC, applicable restrictions could make it impractical for us to continue our business as currently contemplated and could have an adverse effect on our business.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.
Because GreenSky, Inc. is the managing member of GS Holdings, and GS Holdings is the managing member of GSLLC, we indirectly operate and control all of the business and affairs of GS Holdings and its subsidiaries, including GSLLC. On that basis, we believe that our interest in GS Holdings and GSLLC is not an “investment security,” as that term is used in the 1940 Act. However, if we were to cease participation in the management of GS Holdings and GSLLC, our interest in such entities could be deemed an “investment security” for purposes of the 1940 Act.
We, GS Holdings and GSLLC intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Our certificate of incorporation provides, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or our directors, officers, employees or stockholders.
Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. The forum selection clause in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or any of our directors, officers, other employees or stockholders. The exclusive forum provision does not apply to any actions under United States federal securities laws.
By purchasing shares of our Class A common stock, you will have agreed and consented to the provisions set forth in our certificate of incorporation related to choice of forum. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
Risks Related to our Class A Common Stock
An active trading market for our Class A common stock may not be sustained, which may make it difficult to sell shares of Class A common stock.
Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “GSKY.” An active trading market for our Class A common stock may not be sustained, which would make it difficult for you to sell your shares of Class A common stock at an attractive price (or at all).
The market price of our Class A common stock may be volatile, which could cause the value of our Class A common stock to decline.
The market price of our Class A common stock may become highly volatile and subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market and political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly or annual results of operations, additions or departures of key management personnel, the loss of key Bank Partners, merchants or Sponsors, changes in our earnings estimates (if provided) or failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry, adverse announcements by us or others and developments affecting us, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, actions by institutional stockholders, and increases in market interest rates that may lead investors in our shares to demand a higher yield, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the price you paid for them (or at all).
These broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general has, from time to time, experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
As a newly public company, we are incurring, and will continue to incur, increased costs and are subject to additional regulations and requirements, and our management is required to devote substantial time to new compliance matters, which could lower profits and make it more difficult to run our business.
As a newly public company, we are incurring, and will continue to incur, significant legal, accounting, reporting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also are incurring costs associated with compliance with the rules and regulations of the SEC and various other costs of a public company. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management is devoting a substantial amount of time to ensure that we comply with all of these requirements. These laws and regulations also could make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations also could make it more difficult to attract and retain qualified persons to serve on our board of directors and board committees and serve as executive officers.
Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.
Failure to comply with the requirements to design, implement and maintain effective internal controls could have an adverse effect on our business and stock price.
As a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.
If we are unable to establish and maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, beginning with our annual report for the fiscal year ending December 31, 2019, we will be required pursuant to SEC rules to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. In addition, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to the SEC rules commencing the later of the year following our first annual report required to be filed with the SEC or the date on which we are no longer an “emerging growth company” (as defined in the JOBS Act). See “-We are an ‘emerging growth company,’ as defined under the federal securities laws, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.” Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the SEC rules or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could cause the price of our common stock to decline and could subject us to investigation or sanctions by the SEC.

We are an “emerging growth company,” as defined under the federal securities laws, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Securities Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, among other things, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding stockholder advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information that they may deem important.
An emerging growth company can utilize the extended transition period provided in the Securities Act for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period and, thus, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
We could be an emerging growth company until December 31, 2023, although circumstances could cause us to lose that status earlier, including if our total annual gross revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt during any three-year period or if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of June 30, 2019 or any June 30 thereafter. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, our stock price may be more volatile and the price of our Class A common stock may decline.
You may be diluted by the future issuance of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise.
Our certificate of incorporation authorizes us to issue authorized but unissued shares of Class A common stock and rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 24,000,000 shares for issuance under our 2018 Omnibus Incentive Compensation Plan, subject to adjustment in certain events. Any Class A common stock that we issue, including under our 2018 Omnibus Incentive Compensation Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by existing investors.
Because we have no current plans to pay cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.
We have no current plans to pay cash dividends on our Class A common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash, current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiary to us and such other factors as our board of directors may deem relevant. In addition, the terms of our existing financing arrangements restrict or limit our ability to pay cash dividends. Accordingly, we may not pay any dividends on our Class A common stock in the foreseeable future.
Future offerings of debt or equity securities by us may adversely affect the market price of our Class A common stock.
In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A common stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.

Issuing additional shares of our Class A common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Class A common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing and nature of our future offerings.
Future sales, or the expectation of future sales, of shares of our Class A common stock by Continuing LLC Members could cause the market price of our Class A common stock to decline.
The sale of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales could occur, including sales by the Continuing LLC Members, could adversely affect the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price we deem appropriate. In addition, subject to certain limitations and exceptions, pursuant to certain provisions of the Exchange Agreement, the Continuing LLC Members may exchange Holdco Units (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis, subject to customary adjustments for certain subdivisions (stock splits), combinations, or purchases of Class A common stock or Holdco Units, or for cash (based on the market price of the shares of Class A common stock), at our option (such determination to be made by the disinterested members of our board of directors). All of the Holdco Units and shares of Class B common stock are exchangeable for shares of our Class A common stock or cash, at our option (such determination to be made by the disinterested members of our board of directors), subject to the terms of the Exchange Agreement.
Our certificate of incorporation authorizes us to issue additional shares of Class A common stock and rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. In accordance with the DGCL and the provisions of our certificate of incorporation, we also may issue preferred stock that has designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to shares of Class A common stock. Similarly, GS Holdings Agreement permits GS Holdings to issue an unlimited number of additional limited liability company interests of GS Holdings with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Holdco Units, and which may be exchangeable for shares of our Class A common stock.
Each of our directors and officers, and substantially all of our pre-IPO equity holders, have entered into lock-up agreements with the underwriters of the IPO that restrict their ability to sell or transfer their shares of Class A common stock until November 20, 2018. The underwriters of the IPO, however, may, in their sole discretion, permit our officers, directors and other current equity holders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements.
After the lock-up agreements expire and assuming the Continuing LLC Members exchange all of their Holdco Units for shares of our Class A common stock, up to an additional 128,983,353 shares of Class A common stock will be eligible for sale in the public market, the majority of which are held by our executive officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 and various vesting agreements. Additionally, certain of our executive officers and directors own options exercisable for shares of Class A common stock.
We intend to file one or more registration statements on Form S-8 under the Securities Act to register shares of our Class A common stock or securities convertible into, or exchangeable for, shares of our Class A common stock issued pursuant to our 2018 Omnibus Incentive Compensation Plan. Any such Form S-8 registration statement automatically will become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market. We expect that the initial registration statement on Form S-8 will cover shares of our Class A common stock.

As restrictions on resale end, the market price of our shares of Class A common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors also could make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.
Our capital structure may have a negative impact on our stock price.
In July 2017, S&P Dow Jones, a provider of widely-followed stock indices, announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock will likely not be eligible for these stock indices. Additionally, FTSE Russell, another provider of widely followed stock indices, recently stated that it plans to require new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock. There is no assurance that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
Certain provisions of our certificate of incorporation and bylaws could hinder, delay or prevent a change in control of us, which could adversely affect the price of our Class A common stock.
Certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions:

•
authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•	prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•
establish a classified board of directors, as a result of which our board of directors is divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting.

In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management or our board of directors. Stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to them. These anti-takeover provisions could substantially impede your ability to benefit from a change in control or change our management and board of directors and, as a result, may adversely affect the market price of our Class A common stock and your ability to realize any potential change of control premium.
If securities and industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our Class A common stock depends, in part, on the research and reports that securities and industry analysts publish about us and our business. If securities and industry analysts do not cover our Company, the trading price of our stock would likely be negatively impacted. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (Dollars in thousands, unless otherwise stated)
Use of Proceeds from Initial Public Offering of Class A Common Stock
On May 29, 2018, we completed the IPO of our Class A common stock pursuant to a registration statement (File No. 333-224505) (the “Registration Statement”), which was declared effective on May 24, 2018. We offered 43,700,000 shares of Class A common stock for an aggregate price of approximately $1.0 billion, which equated to $23.00 per share. We received net proceeds of approximately $954.8 million, after deducting underwriting discounts and commissions. In conjunction with our IPO, we also completed Reorganization Transactions that resulted in an additional 15,816,268 shares of Class A common stock being issued in exchange for units held in GS Holdings. The principal underwriters in our IPO were Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC.
We used the net proceeds from the IPO to purchase 2,426,198 shares of Class A common stock and 41,273,802 common units directly from GS Holdings at a price per unit equal to the IPO price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions. Thus, as of the date of this Quarterly Report on Form 10-Q, we have used all of the net proceeds from our IPO.
There has been no material change in the use of proceeds as described in the Final IPO Prospectus.
Recent Sales of Unregistered Securities
Prior to the IPO, the Company effected the Reorganization Transactions, as described in the Registration Statement.
In connection with the Reorganization Transactions, the Company issued an aggregate of 128,983,353 shares of Class B common stock to the Continuing LLC Members, for consideration in the amount of $0.001 per share. The aggregate consideration received by the Company for the Class B common stock was $129. The Class B common stock initially entitles holders to ten votes per share and will vote as a single class with the Class A common stock, but the Class B common stock does not have any economic rights. The issuance of those shares of Class B common stock was made in reliance on Section 4(a)(2) of the Securities Act.
Additionally, in connection with the Reorganization Transactions, (i) Holdco Units received by certain Profits Interests Holders were contributed to the Company in exchange for 383,231 shares of Class A common stock; and (ii) equity holders of the Former Corporate Investors contributed their equity in the Former Corporate Investors to the Company in exchange for 15,433,037 shares of Class A common stock and the right to certain payments under the TRA, and Former Corporate Investors merged with and into subsidiaries of the Company. The issuances of those shares of Class A common stock were made in reliance on Section 3(a)(9) or Section 4(a)(2) of the Securities Act or other exemptions from registration.
In connection with the Reorganization Transactions, the Company also issued 125,398 shares of Class A common stock to certain option holders of GS Holdings upon exercise of options pursuant to Rule 701 or Section 4(a)(2) of the Securities Act.
Contemporaneous with our IPO, we issued 434,783 shares of Class A common stock to FTP Securities LLC, with a value of $23.00 per share, as compensation for financial advisory services rendered in connection with the IPO, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Certificate of Incorporation, dated May 23, 2018	8-K	001-38506	May 29, 2018	3.1
3.2	Bylaws, dated May 23, 2018	8-K	001-38506	May 29, 2018	3.2
4.1	Specimen Stock Certificate for shares of Class A common stock	S-1	333-224505	April 27, 2018	4.1
4.2	Registration Rights Agreement, dated May 23, 2018	8-K	001-38506	May 29, 2018	4.1
10.1*	GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan
10.2	Form of Incentive Stock Option Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	S-1/A	333-224505	May 7, 2018	10.22(a)
10.3	Form of Non-Qualified Stock Option Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	S-1/A	333-224505	May 7, 2018	10.22(b)
10.4	Form of Restricted Stock Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	S-1/A	333-224505	May 7, 2018	10.22(c)
10.5	Form of Restricted Stock Unit Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	S-1/A	333-224505	May 7, 2018	10.22(d)
10.6 *#	Amendment No. 4 to Servicing Agreement, dated June 29, 2018, with Fifth Third Bank
10.7^	Amendment No. 4 to Loan Origination Agreement, dated April 30, 2018, with Fifth Third Bank	S-1/A	333-224505	May 7, 2018	10.14(a)
10.8^	Fifth Amendment to Loan Origination Agreement, dated May 21, 2018, with Synovus Bank	8-K	001-38506	May 29, 2018	10.6
10.9^	Fourth Amendment to Servicing Agreement, dated May 21, 2018, with Synovus Bank	8-K	001-38506	May 29, 2018	10.7
10.10	Tax Receivable Agreement, dated May 23, 2018	8-K	001-38506	May 29, 2018	10.1
10.11	Exchange Agreement, dated May 23, 2018	8-K	001-38506	May 29, 2018	10.2
10.12	Operating Agreement of GS Holdings, dated May 23, 2018	8-K	001-38506	May 29, 2018	10.3
10.13	Form of Indemnification Agreement with each of GreenSky, Inc’s directors and executive officers	S-1	333-224505	April 27, 2018	10.7
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
#	Confidential treatment requested as to certain portions of this exhibit, which portions have been omitted and filed separately with the SEC.
^	Confidential treatment has been granted as to certain portions of this exhibit, which portions have been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENSKY, INC.

August 10, 2018	By	/s/ David Zalik
David Zalik Chief Executive Officer and Chairman of the Board of Directors

GREENSKY, INC.

August 10, 2018	By	/s/ Robert Partlow
Robert Partlow Executive Vice President and Chief Financial Officer