Form 10-Q
period 2018-09-30
GreenSky, Inc.
filed 2018-11-09
CIK 1712923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

☒	Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38506
GreenSky, Inc.
(Exact name of registrant as specified in its charter)

Delaware		82-2135346
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
5565 Glenridge Connector, Suite 700, Atlanta, Georgia		30342
(Address of principal executive offices)		(Zip Code)
(678) 264-6105
(Registrant’s telephone number, including area code)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s Class A common stock as of November 8, 2018 was 57,797,385 shares(1).
(1) Includes 378,025 shares of unvested Class A common stock awards.

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

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

GreenSky, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share data)

	September 30, 2018	December 31, 2017

Assets
Cash	$294,336	$224,614
Restricted cash	160,909	129,224
Loan receivables held for sale, net	14,765	73,606
Accounts receivable, net	18,623	18,358
Related party receivables	122	218
Property, equipment and software, net	9,768	7,848
Deferred tax assets, net	297,983	—
Other assets	4,989	9,021
Total assets	$801,495	$462,889

Liabilities, Temporary and Permanent Equity (Deficit)
Liabilities
Accounts payable	$6,134	$6,845
Accrued compensation and benefits	5,525	7,677
Other accrued expenses	1,013	1,606
Finance charge reversal liability	117,202	94,148
Term loan	387,401	338,263
Tax receivable agreement liability	255,823	—
Related party liabilities	937	1,548
Other liabilities	39,649	38,841
Total liabilities	813,684	488,928

Commitments, Contingencies and Guarantees (Note 12)
Temporary Equity (Note 16)
Redeemable preferred units	—	430,348
Permanent Equity (Deficit)
Class A common stock, par value $0.01 and 57,797,385 shares issued and outstanding at September 30, 2018 and 0 shares issued and outstanding at December 31, 2017	576	—
Class B common stock, par value $0.001 and 128,826,614 shares issued and outstanding at September 30, 2018 and 0 shares issued and outstanding at December 31, 2017	129	—
Additional paid-in capital	11,429	(554,906)
Retained earnings	17,210	98,519
Noncontrolling interest	(41,533)	—
Total permanent equity (deficit)	(12,189)	(456,387)
Total liabilities, temporary and permanent equity (deficit)	$801,495	$462,889

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Transaction fees	$96,770	$76,170	$257,907	$202,543
Servicing and other	17,142	12,146	47,035	33,530
Total revenue	113,912	88,316	304,942	236,073
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	35,374	22,036	105,269	68,528
Compensation and benefits	14,326	14,880	46,254	40,477
Sales and marketing	975	328	2,841	900
Property, office and technology	3,792	2,752	9,651	8,032
Depreciation and amortization	1,192	923	3,229	2,798
General and administrative	3,132	4,225	11,379	12,231
Related party expenses	864	3,080	1,677	4,084
Total costs and expenses	59,655	48,224	180,300	137,050
Operating profit	54,257	40,092	124,642	99,023
Other income/(expense), net
Interest income	1,912	1,627	4,714	4,158
Interest expense	(6,013)	(2,189)	(17,391)	(2,363)
Other gains/(losses)	(1,069)	(1,368)	(1,864)	(2,052)
Total other income/(expense), net	(5,170)	(1,930)	(14,541)	(257)
Income before income tax expense	49,087	38,162	110,101	98,766
Income tax expense	3,375	—	4,969	—
Net income	$45,712	$38,162	$105,132	$98,766
Less: Net income attributable to noncontrolling interests	33,711	N/A	87,581	N/A
Net income attributable to GreenSky, Inc.	$12,001	N/A	$17,551	N/A

Earnings per share of Class A common stock(1):
Basic	$0.21	N/A	$0.31	N/A
Diluted	$0.20	N/A	$0.30	N/A

(1)
Basic and diluted earnings per share of Class A common stock is applicable only for the period from May 24, 2018 through September 30, 2018, which is the period following the initial public offering ("IPO") and related Reorganization Transactions (as defined in Note 1 to the Unaudited Consolidated Financial Statements). See Note 2, Earnings per Share, for the number of shares used in the computation of earnings per share of Class A common stock and the basis for the computation of earnings per share.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Dollars in thousands, except share data)

	GreenSky Holdings, LLC (Prior to Reorganization Transactions)				GreenSky, Inc. Stockholders Equity
	Additional Paid-in Capital	Retained Earnings	Total Permanent Equity (Deficit)	Temporary Equity	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total

Balance at December 31, 2017	$(554,906)	$98,519	$(456,387)	$430,348	—	—	$—	$—	$—	$—	$—	$(26,039)
Net income prior to Reorganization Transactions	—	38,213	38,213	—	—	—	—	—	—	—	—	38,213
Issuances prior to Reorganization Transactions	339	—	339	—	—	—	—	—	—	—	—	339
Redemptions prior to Reorganization Transactions	(496)	—	(496)	—	—	—	—	—	—	—	—	(496)
Share-based compensation prior to Reorganization Transactions	2,132	—	2,132	—	—	—	—	—	—	—	—	2,132
Distributions prior to Reorganization Transactions	(37,980)	(57,003)	(94,983)	(16,358)	—	—	—	—	—	—	—	(111,341)
Equity-based payments to non-employees prior to Reorganization Transactions	6	—	6	—	—	—	—	—	—	—	—	6
Effect of Reorganization Transactions	590,905	(79,729)	511,176	(413,990)	15,816,268	—	158	—	(97,344)	—	—	—
Issuance of Class A common stock in IPO, net of costs	—	—	—	—	43,700,000	—	437	—	950,553	—	—	950,990
Class A common stock option exercises in connection with IPO	—	—	—	—	125,398	—	1	—	(1)	—	—	—
Purchases of GreenSky Holdings, LLC units in connection with IPO	—	—	—	—	—	—	—	—	(901,833)	—	—	(901,833)
Class B common stock issuances in connection with IPO	—	—	—	—	—	128,983,353	—	129	—	—	—	129
Class A common stock repurchases in connection with IPO	—	—	—	—	(2,426,198)	—	(24)	—	(52,988)	—	—	(53,012)
Issuances of Class A common stock effective on date of IPO	—	—	—	—	434,783	—	4	—	(4)	—	—	—
Initial effect of the Reorganization Transactions and IPO on noncontrolling interest	—	—	—	—	—	—	—	—	69,299	—	(69,299)	—
Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	—	17,551	49,368	66,919
Forfeited share-based compensation awards subsequent to IPO	—	—	—	—	—	(156,739)	—	—	—	—	—	—
Issuance of unvested Class A common stock awards subsequent to IPO	—	—	—	—	137,170	—	—	—	—	—	—	—
Share-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	2,172	—	—	2,172
Equity-based payments to non-employees subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	6	—	—	6
Impact on noncontrolling interest of change in ownership during period	—	—	—	—	—	—	—	—	(5,433)	—	5,433	—
Distributions subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	—	(341)	(27,035)	(27,376)
Class A common stock option exercises subsequent to Reorganization Transactions	—	—	—	—	9,964	—	—	—	(127)	—	—	(127)
Deferred tax adjustments related to Reorganization Transactions	—	—	—	—	—	—	—	—	47,129	—	—	47,129
Balance at September 30, 2018	$—	$—	$—	$—	57,797,385	128,826,614	$576	$129	$11,429	$17,210	$(41,533)	$(12,189)

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued, Unaudited)
(Dollars in thousands, except share data)

	GreenSky Holdings, LLC (Prior to Reorganization Transactions)				GreenSky, Inc. Stockholders Equity
	Additional Paid-in Capital	Retained Earnings	Total Permanent Equity (Deficit)	Temporary Equity	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total

Balance at December 31, 2016	$(283,529)	$160,019	$(123,510)	$335,720	—	—	$—	$—	$—	$—	$—	$212,210
Net income	—	98,766	98,766	—	—	—	—	—	—	—	—	98,766
Redemptions	(249)	—	(249)	—	—	—	—	—	—	—	—	(249)
Distributions	(275,197)	(76,611)	(351,808)	(63,353)	—	—	—	—	—	—	—	(415,161)
Unit option exercises	15	—	15	—	—	—	—	—	—	—	—	15
Share-based compensation	3,032	—	3,032	—	—	—	—	—	—	—	—	3,032
Equity-based payments to non-employees	297	—	297	—	—	—	—	—	—	—	—	297
Balance at September 30, 2017	$(555,631)	$182,174	$(373,457)	$272,367	—	—	$—	$—	$—	$—	$—	$(101,090)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$105,132	$98,766
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	3,229	2,798
Provision for bad debt expense	1,367	802
Share-based compensation expense	4,304	3,032
Equity-based payments to non-employees	12	297
Impairment losses	—	78
Non-cash rent expense	(293)	(283)
Amortization of debt related costs	1,262	270
Loss on extinguishment of debt	—	254
Fair value change in assets and liabilities	621	800
Original issuance discount on term loan payment	(20)	—
Deferred tax expense	4,969	—
Changes in assets and liabilities:
(Increase)/decrease in loan receivables held for sale	58,731	(63,582)
(Increase)/decrease in accounts receivable	(1,521)	(646)
(Increase)/decrease in related party receivables	96	156
(Increase)/decrease in other assets	4,032	(1,031)
Increase/(decrease) in accounts payable	(711)	2,037
Increase/(decrease) in finance charge reversal liability	23,054	14,688
Increase/(decrease) in related party liabilities	(933)	(645)
Increase/(decrease) in other liabilities	90	9,794
Net cash provided by operating activities	203,421	67,585

Cash flows from investing activities
Purchases of property, equipment and software	(4,849)	(2,575)
Net cash used in investing activities	(4,849)	(2,575)

Cash flows from financing activities
Proceeds from IPO, net of underwriters discount and commissions	954,845	—
Purchases of GreenSky Holdings, LLC units	(901,833)	—
Purchases of Class A common stock	(53,012)	—
Issuances of Class B common stock	129	—
Redemptions of GreenSky Holdings, LLC units prior to Reorganization Transactions	(496)	(249)
Proceeds from term loan	399,000	346,500
Repayments of term loan	(351,105)	—
Member distributions	(141,019)	(405,653)
Option and warrant exercises prior to Reorganization Transactions	339	15
Payment of equity transaction expenses prior to Reorganization Transactions	(32)	—
Payment of tax withholdings upon option exercises after Reorganization Transactions	(126)	—
Payment of IPO related expenses	(3,855)	—
Payment of debt issuance costs	—	(8,155)
Net cash used in financing activities	(97,165)	(67,542)

Net increase/(decrease) in cash and restricted cash	101,407	(2,532)
Cash and restricted cash at beginning of period	353,838	228,114
Cash and restricted cash at end of period	$455,245	$225,582

Supplemental non-cash investing and financing activities
Leasehold improvements acquired but not paid	$300	$—
Distributions accrued but not paid	10,887	9,508
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

1. Organization, Summary of Significant Accounting Policies and New Accounting Standards
Organization
GreenSky, Inc. (or the "Company," "we" or "our") was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an IPO of its Class A common stock and certain Reorganization Transactions, as further described below, in order to carry on the business of GreenSky Holdings, LLC (“GS Holdings”) and its consolidated subsidiaries. GS Holdings, a holding company with no operating assets or operations, was organized in August 2017. On August 24, 2017, GS Holdings acquired a controlling interest in GreenSky, LLC ("GSLLC"), a Georgia limited liability company, which is an operating entity. Common membership interests of GS Holdings are referred to as "Holdco Units."
Immediately prior to our IPO, (i) the operating agreement of GS Holdings (the "GS Holdings Agreement") was amended and restated to, among other things, modify its capital structure by replacing the different classes of membership interests and profits interests with Holdco Units; (ii) we issued to each of the Continuing LLC Members (as defined below) a number of shares of GreenSky, Inc. Class B common stock equal to the number of Holdco Units held by it (other than the Holdco Units that were exchanged in connection with the IPO), for consideration in the amount of $0.001 per share of Class B common stock; (iii) certain Holdco Units were contributed to GreenSky, Inc. in exchange for shares of our Class A common stock; (iv) equity holders of the Former Corporate Investors (as defined below) contributed their equity in the Former Corporate Investors to GreenSky, Inc. in exchange for shares of our Class A common stock and the right to certain payments under the Tax Receivable Agreement (“TRA”), and Former Corporate Investors merged with and into subsidiaries of GreenSky, Inc.; (v) outstanding options to acquire Class A units of GS Holdings were equitably adjusted so that they are exercisable for shares of Class A common stock; and (vi) outstanding warrants to acquire Class A units of GS Holdings were equitably adjusted pursuant to their terms so that they are exercisable for Holdco Units (and an equal number of shares of Class B common stock). We refer to these transactions collectively as the “Reorganization Transactions.” The Reorganization Transactions are more fully described in our final IPO prospectus dated May 23, 2018 filed with the United States Securities and Exchange Commission on May 25, 2018 (the "Final IPO Prospectus").
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
The IPO and Reorganization Transactions resulted in the Company becoming the sole managing member of GS Holdings. As the sole managing member of GS Holdings, we operate and control all of GS Holdings’ operations

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

and, through GS Holdings and its subsidiaries, conduct GS Holdings’ business.
As of September 30, 2018, the Company had an economic interest in GS Holdings of 31.3%, after adjusting for unvested units. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Unaudited Consolidated Financial Statements representing the GS Holdings interests held by Continuing LLC Members.
Summary of Significant Accounting Policies
Basis of Presentation
The balance sheet data as of December 31, 2017 was derived from the audited Consolidated Financial Statements included in our Final IPO Prospectus. The Unaudited Consolidated Financial Statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the Unaudited Consolidated Financial Statements do not include all information and disclosures required by accounting principles generally accepted in the United States that would be required for complete financial statements. In the opinion of management, the Unaudited Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our statements of operations for the three and nine months ended September 30, 2018 and 2017, our balance sheets at September 30, 2018 and December 31, 2017, and our cash flows for the nine months ended September 30, 2018 and 2017.
We condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Final IPO Prospectus. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the full year.
See Note 1 to the audited Consolidated Financial Statements included in our Final IPO Prospectus for additional information about our significant accounting policies.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates and assumptions include, but are not limited to, those that relate to fair value measurements, share-based compensation and income taxes. In developing estimates and assumptions, management uses all available information; however, actual results could materially differ from those estimates and assumptions.
Cash and Restricted Cash
The following table provides a reconciliation of cash and restricted cash reported within the Unaudited Consolidated Balance Sheets to the total included within the Unaudited Consolidated Statements of Cash Flows as of the periods indicated.

	September 30, 2018	September 30, 2017

Cash	$294,336	$105,293
Restricted cash	160,909	120,289
Cash and restricted cash in Unaudited Consolidated Statements of Cash Flows	$455,245	$225,582
Recently Adopted Accounting Standards
Revenue from contracts with customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard, which is codified in ASC 606, Revenue from Contracts with Customers. Under this new standard, an entity should recognize revenue to depict the

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB also issued several updates to ASU 2014-09. We elected to early adopt this standard and to apply its provisions as of January 1, 2017 to all open contracts existing as of that date using the modified retrospective approach. We determined that the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings was immaterial. Further, our adoption of the new standard did not have a material impact on any balance sheet or income statement line items in the period of adoption and, as such, we did not record any adjustments to the consolidated financial statements related to our adoption of this standard.
Disaggregated revenue
Revenue disaggregated by type of service was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Merchant fees	$82,909	$63,934	$217,850	$169,702
Interchange fees	13,861	12,236	40,057	32,841
Transaction fees	96,770	76,170	257,907	202,543
Servicing fees	17,101	12,071	46,890	33,245
Other(1)	41	75	145	285
Servicing and other	17,142	12,146	47,035	33,530
Total revenue	$113,912	$88,316	$304,942	$236,073

(1)
Other revenue includes miscellaneous revenue items that are individually immaterial. Other revenue is presented separately herein in order to clearly present merchant, interchange and servicing fees, which are more integral to our primary operations and better enable financial statement users to calculate metrics such as servicing and merchant fee yields.

We have no remaining performance obligations as of September 30, 2018. No assets were recognized from the costs to obtain or fulfill a contract with a customer as of September 30, 2018 or December 31, 2017.
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
Improvements to employee share-based payment accounting
In March 2016, the FASB issued ASU 2016-09 to simplify certain aspects of the accounting for share-based payment transactions. Under the new standard, all excess tax benefits and tax deficiencies should be recognized as income tax benefit or expense, respectively, in the income statement when stock awards vest or are settled. In addition, the standard eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statements of cash flows, increases the threshold for withholding an employee’s vested shares for tax withholding purposes without triggering liability accounting and clarifies that cash payments made by an employer to tax authorities on an employee’s behalf when directly withholding shares for tax withholding purposes should be presented as a financing activity on the statement of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur rather than to estimate the number of awards that are expected to vest. We adopted the standard for the reporting period beginning January 1, 2017. The provisions related to excess tax benefits or deficiencies from share-based award activity became applicable for us following the IPO and Reorganization Transactions. We also elected to retain our existing accounting policy

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

election to estimate award forfeitures. Our adoption of this standard did not have a material impact on our Unaudited Consolidated Financial Statements.
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
Disclosure framework - changes to the disclosure requirements for fair value measurement
In August 2018, the FASB issued ASU 2018-13 to modify certain disclosure requirements about recurring and nonrecurring fair value measurements to improve disclosure effectiveness. We adopted the standard for the reporting period beginning July 1, 2018. As a result of adopting this standard, we replaced our previously disclosed quantitative sensitivity analyses for unobservable inputs used to develop our Level 3 fair value measurements with narrative descriptions of the uncertainty of our fair value measurements to changes in unobservable inputs, and added explanations of how we calculated the weighted averages of the significant unobservable inputs used to develop our Level 3 fair value measurements. Our adoption of this standard did not have any impact on our Unaudited Consolidated Financial Statements.
Accounting Standards Issued, But Not Yet Adopted
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
We are evaluating the potential impact of adopting this standard by reviewing our existing lease contracts, all of which are operating leases wherein the Company is the lessee. For the future minimum lease payments of $16.8 million as of September 30, 2018 required under our existing operating leases (as disclosed in Note 12) and for other similar leases we may enter into prior to adopting this standard, we expect to gross up our Unaudited Consolidated Balance Sheets at their present values to recognize the right-of-use assets and lease liabilities. The quantitative impact of adopting this standard remains under evaluation; however, we do not expect material changes to the recognition, measurement and presentation of rent expense, which is included within property, office and technology expenses and related party expenses in our Unaudited Consolidated Statements of Operations. Similarly, we do not expect a material impact to our Unaudited Consolidated Statements of Cash Flows.
In July 2018, the FASB issued ASU 2018-10, which clarifies certain aspects of the guidance issued in ASU 2016-02. Upon adoption of this standard, we, as the lessee, will be required to reassess lease classification upon modification based on the facts and circumstances and the modified terms and conditions, if applicable, as of the date of reassessment. The remaining provisions of the standard are either not applicable to us or already satisfied in our disclosures. The standard is effective for us on January 1, 2019, with early adoption permitted, using a modified retrospective approach. We are currently evaluating the potential impact of adopting this standard; however, we do not expect material changes to the classification of leases or to the recognition of rent expense.
In July 2018, the FASB issued ASU 2018-11, which provides an additional (and optional) transition method to adopt ASU 2016-02 by applying its provisions at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, rather than applying the provisions of ASU

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

2016-02 at the beginning of the earliest period presented in the financial statements. Entities that elect this additional transition method must provide the required ASC 840, Leases, disclosures for all periods that continue to be in accordance with ASC 840. The remaining provisions of the standard are not applicable to us, as the provisions relate only to lessors. The standard is effective for us on January 1, 2019 in conjunction with our adoption of ASU 2016-02.
Measurement of credit losses on financial instruments
In June 2016, the FASB issued ASU 2016-13, which is intended to better align the timing of recognition of credit losses on financial instruments with management’s expectations. The standard requires a financial asset (or group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. Management must determine expected credit losses for all financial instruments held at the reporting date based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts, the latter of which broadens current guidance. The standard requires enhanced disclosures to help investors and other financial statement users to better understand the significant estimates and judgments used in estimating credit losses. The standard is effective for us on January 1, 2020, with early adoption permitted, but not before January 1, 2019. The majority of this standard's provisions must be applied using a modified retrospective approach. We are currently evaluating the potential impact of adopting this standard.
Improvements to nonemployee share-based payment accounting
In June 2018, the FASB issued ASU 2018-07 to simplify certain aspects of the accounting for non-employee share-based payment transactions. Under the new standard, all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards are within the scope of ASC 718. Consistent with the accounting requirement for employee share-based payment awards, non-employee share-based payment awards within the scope of ASC 718 are measured at grant-date fair value of the equity instruments, and the requirement to reassess classification of non-employee share-based payment awards upon vesting is eliminated. The standard is effective for us on January 1, 2019, with early adoption permitted, using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption to remeasure equity-classified awards for which a measurement date has not been established and liability-classified awards that have not been settled by the date of adoption. We are currently evaluating the potential impact of adopting this standard; however, we do not expect adoption to have a material impact, as the Company has a limited number of non-employee share-based payment transactions outstanding and does not anticipate material non-employee share-based payment transactions in the future.
Customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract
In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. This standard also requires entities to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and to apply the existing impairment guidance in ASC 350-40 to the capitalized implementation costs as if the costs were long-lived assets. The standard clarifies that such capitalized implementation costs are also subject to the guidance on abandonment in ASC 360, Property, Plant, and Equipment.
In addition, this standard requires alignment in presentation between: (1) the expense related to the capitalized implementation costs and the fees associated with the hosting element (service) of the arrangement on the statement of operations, (2) the capitalized implementation costs and any prepayment for the fees of the associated hosting arrangement on the balance sheet, and (3) the payments for capitalized implementation costs and the payments made for fees associated with the hosting element in the statement of cash flows. The standard is effective for us on January 1, 2020, with early adoption permitted, and should be applied either retrospectively or prospectively to all

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

implementation costs incurred after the date of adoption. We are refining our inventory of existing cloud computing arrangements to identify hosting arrangements that are service contracts and will evaluate how to account for the implementation costs of such arrangements.
2. Earnings per Share
Basic earnings per share of Class A common stock is computed by dividing net income attributable to GreenSky, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to GreenSky, Inc., adjusted for the assumed exchange of all potentially dilutive Holdco Units for Class A common stock, by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements.
Prior to the IPO, the GS Holdings membership structure included Class A, B, and C Units and Profits Interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these Unaudited Consolidated Financial Statements. Therefore, earnings per share information has not been presented for the three and nine months ended September 30, 2017.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three and nine months ended September 30, 2018. The basic and diluted earnings per share for the nine months ended September 30, 2018 represents only the period from May 24, 2018 to September 30, 2018, the period wherein we had outstanding Class A common stock.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Numerator:
Income before income tax expense	$49,087	$110,101
Less: Net income attributable to GS Holdings prior to the Reorganization Transactions	—	38,213
Less: Net income attributable to noncontrolling interests subsequent to the Reorganization Transactions	33,711	49,368
Less: Income tax expense	3,375	4,969
Net income attributable to GreenSky, Inc. - basic	$12,001	$17,551
Add: Reallocation of net income attributable to noncontrolling interests after the Reorganization Transactions from the assumed exchange of common units of GS Holdings for Class A common stock	33,711	49,368
Less: Income tax expense on reallocation of net income attributable to noncontrolling interests(1)	7,400	10,893
Net income attributable to GreenSky, Inc. - diluted	$38,312	$56,026
Denominator:
Weighted average shares of Class A common stock outstanding - basic	57,412,673	57,408,861
Add: Dilutive effects as shown separately below
Holdco Units exchangeable for Class A common stock	128,052,758	128,155,169
Class A common stock options	2,813,764	2,646,827
Holdco warrants exchangeable for Class A common stock	707,414	635,436
Unvested Class A common stock(2)	169,315	179,339
Weighted average shares of Class A common stock outstanding - diluted	189,155,924	189,025,632

Earnings per share of Class A common stock outstanding - basic	$0.21	$0.31
Earnings per share of Class A common stock outstanding - diluted(3)(4)	$0.20	$0.30

(1)	For the three and nine months ended September 30, 2018 periods, we assumed effective tax rates of 22.0% and 22.1%, respectively.

(2)	Includes both Class A common stock issued as part of the Reorganization Transactions and unvested Class A common stock awards issued subsequent to the Reorganization Transactions.

(3)	Year-to-date results do not agree to the sum of individual quarter-to-date results due to rounding.

(4)
Our calculation of diluted earnings per share excludes 1,184,029 Class A common stock options and 134,170 unvested Class A common stock awards for the three and nine months ended September 30, 2018, as their inclusion would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce these amounts if they had a dilutive effect and were included in the computation of diluted earnings per share.

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

3. Fair Value of Assets and Liabilities
We have financial assets and liabilities subject to fair value measurement, which include our loan receivables held for sale, finance charge reversal ("FCR") liability and servicing liabilities associated with transfers of rights to previously charged-off loan receivables ("Charged-Off Receivables").
We apply the market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities, to value our loan receivables held for sale and the income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount, to value our FCR liability and servicing liabilities.
Loan receivables held for sale
Loan receivables held for sale are recorded in the Unaudited Consolidated Balance Sheets at the lower of cost or fair value and, therefore, are measured at fair value on a nonrecurring basis. For our loan receivables held for sale, fair value approximates par value, as we have consistently sold loans for the full current balance in historical and current period transactions with federally insured banks that originate loans under the GreenSky program and any other lenders with respect to those loans (referred to henceforth as "Bank Partners").
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
Finance charge reversals
Our Bank Partners offer certain loan products that have a feature whereby the account holder is provided a promotional period to repay the loan principal balance in full without incurring a finance charge. For these loan products, we bill interest each month throughout the promotional period and, under the terms of the contracts with our Bank Partners, we are obligated to pay this billed interest to the Bank Partners if an account holder pays off the loan balance in full within the promotional period. Therefore, the monthly process of billing interest on deferred loan products triggers a potential future FCR liability for the Company. The FCR component of our Bank Partner contracts qualifies as an embedded derivative.
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
Charged-off receivables
Periodically, we transfer our rights to certain Charged-Off Receivables in exchange for a cash payment based on the expected recovery rate of such loan receivables, which consist primarily of previously charged-off Bank Partner loans. We have no continuing involvement with these Charged-Off Receivables other than performing reasonable servicing and collection efforts on behalf of the third parties and Bank Partners that purchased the Charged-Off Receivables. The proceeds from transfers of Charged-Off Receivables attributable to Bank Partner loans are recognized on a collected basis as reductions to cost of revenue, which reduces the fair value adjustment to the FCR liability in the period of transfer. The following table presents details of Charged-Off Receivables transfers during the periods indicated.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

	Aggregate Unpaid Balance			Proceeds
	Bank Partner loans	Loan receivables held for sale	Total(1)	Bank Partner loans	Loan receivables held for sale	Total
Three months ended September 30, 2018	$67,455	$841	$68,296	$9,039	$113	$9,152
Three months ended September 30, 2017	73,494	1,061	74,555	5,914	86	6,000
Nine months ended September 30, 2018	142,350	2,124	144,474	19,039	284	19,323
Nine months ended September 30, 2017	73,494	1,061	74,555	5,914	86	6,000

(1)
During the three and nine months ended September 30, 2018, $3,952 and $10,632, respectively, of the aggregate unpaid balance on cumulative transferred Charged-Off Receivables were recovered through our servicing efforts on behalf of our Charged-Off Receivables investors. During the three and nine months ended September 30, 2017, such recoveries totaled $498 and $498, respectively.

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
Servicing liabilities
We elected the fair value method to account for our servicing liabilities to more appropriately reflect the value of the obligation in the consolidated financial statements. As a result of this election, our servicing liabilities are carried at fair value on a recurring basis within other liabilities in the Unaudited Consolidated Balance Sheets and are estimated using a discounted cash flow model. Servicing liabilities are classified within Level 3 of the fair value hierarchy, as the primary component of the fair value is obtained from unobservable inputs based on peer market data, reasonably adjusted for assumptions that would be used by market participants to service our transferred Charged-Off Receivables portfolios, for which market data is not available. Changes in the fair value of our servicing liabilities are recorded within other gains/(losses) in the Unaudited Consolidated Statements of Operations.
The following table summarizes, by level within the fair value hierarchy, the carrying amounts and estimated fair values of our assets and liabilities measured at fair value on a recurring or nonrecurring basis or disclosed, but not carried, at fair value in the Unaudited Consolidated Balance Sheets as of the dates presented. There were no transfers into, out of, or between levels within the fair value hierarchy during any of the periods presented. Refer to Note 4, Note 7 and Note 8 for additional information on these assets and liabilities.

	Level	September 30, 2018		December 31, 2017
		Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Loan receivables held for sale, net(1)	2	$14,765	$15,459	$73,606	$74,190
Liabilities:
Finance charge reversal liability(2)	3	$117,202	$117,202	$94,148	$94,148
Servicing liabilities(2)	3	2,692	2,692	2,071	2,071
Term loan(3)	2	387,401	397,073	338,263	345,820

(1)	Measured at fair value on a nonrecurring basis.

(2)
Measured at fair value on a recurring basis. Servicing liabilities are presented within other liabilities in the Unaudited Consolidated Balance Sheets. The cash flow impacts of our liabilities that are measured at fair value on a recurring basis are included within net cash provided by operating activities in the Unaudited Consolidated Statements of Cash Flows.

(3)
Disclosed, but not carried, at fair value. The amounts disclosed as of September 30, 2018 relate to the modified term loan and amounts disclosed as of December 31, 2017 relate to the original term loan. Refer to Note 7 for additional information. The carrying value of our

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

term loan is net of unamortized debt discount and debt issuance costs. The fair value of our term loan was determined using a discounted cash flow model based on observable market factors (such as changes in credit spreads for comparable benchmark companies) and credit factors specific to us.
Finance charge reversals
The following table reconciles the beginning and ending fair value measurements of our FCR liability, which is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs, during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Beginning balance	$107,047	$76,319	$94,148	$68,064
Receipts(1)	38,520	30,675	100,355	75,014
Settlements(2)	(47,211)	(33,830)	(136,883)	(95,363)
Fair value changes recognized in cost of revenue(3)	18,846	9,588	59,582	35,037
Ending balance	$117,202	$82,752	$117,202	$82,752

(1)
Represents cash received from deferred payment loans during the promotional period (incentive payments), as well as the proceeds received from transferring our rights to Charged-Off Receivables attributable to previously charged-off Bank Partner loans. We consider all monthly incentive payments from Bank Partners during the period to be related to billed finance charges on deferred interest products until monthly incentive payments exceed total billed finance charges on deferred products, which did not occur during any of the periods presented.

(2)	Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that paid off within the promotional period.

(3)
A fair value adjustment is made based on the expected reversal percentage of billed finance charges (expected settlements), which is estimated at each reporting period. The fair value adjustment is recognized in cost of revenue in the Unaudited Consolidated Statements of Operations.

The following table presents the estimated reversal rate for billed interest on deferred loan products, which is the significant unobservable input used to value the Level 3 FCR liability, as of the dates indicated.

Reversal rate	September 30, 2018	December 31, 2017

Range	80.5% – 98.0%	85.5% – 98.0%
Weighted average	88.9%	89.0%
As of September 30, 2018 and December 31, 2017, we estimated reversal rates depending on the length of the interest-free promotional period (less than 12 months, 18 months and 24 months) and whether or not loan principal payments were required to be paid during the interest-free promotional period. We made the loan principal payment distinction for the 24-month promotional product as of both reporting dates, and for all interest-free promotional periods as of September 30, 2018. The weighted averages in the above table were calculated by first determining the percentage of the reporting date FCR liability attributable to each of the product groups noted above. We then multiplied these weights by the unique reversal rate for each product group and summed the resulting products.
A significant increase or decrease in the estimated reversal rates could result in a significantly higher or lower, respectively, calculation of our expected future payments to our Bank Partners, resulting in a higher or lower, respectively, fair value measurement of our FCR liability as of September 30, 2018 and December 31, 2017.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
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

•
Recovery period: Our recovery period was determined based on a reasonable recovery period for loans of these sizes and characteristics based on historical experience. We assumed that collection efforts for these loans will cease after five years, and the run-off of the portfolio will follow a straight-line methodology, adjusted for actual cash recoveries over time.

The following table reconciles the beginning and ending fair value measurements of our servicing liabilities associated with transferring our rights to Charged-Off Receivables, which are classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs, during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Beginning balance	$2,272	$—	$2,071	$—
Initial obligation from transfer of Charged-Off Receivables(1)	826	886	1,737	886
Fair value changes recognized in other gains/(losses)
Change in inputs or assumptions used in the valuation model	—	—	—	—
Other changes in fair value(1)(2)	(406)	(86)	(1,116)	(86)
Ending balance	$2,692	$800	$2,692	$800

(1)	Recognized in other gains/(losses) in the Unaudited Consolidated Statements of Operations.

(2)	Represents the reduction of our servicing liability due to the passage of time and collection of loan payments.
The following table presents quantitative information about the significant unobservable inputs used to value the Level 3 servicing liabilities as of the dates presented.

Input	September 30, 2018		December 31, 2017
	Range	Weighted Average	Range	Weighted Average

Cost of servicing (basis points)	62.5	62.5	62.5	62.5
Discount rate	18.0%	18.0%	18.0%	18.0%
Recovery period (years)	3.8 – 4.9	4.4	4.6 – 4.9	4.8

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

The recovery period is weighted by the unpaid balance of previously transferred Charged-Off Receivables as of September 30, 2018 and December 31, 2017. The recovery period reflects the length of time over which we expect to perform servicing activities and has an inverse correlation with the amount by which the servicing liability is reduced each reporting period. As such, a significant increase or decrease in the expected recovery period could have resulted in a higher or lower, respectively, servicing liability as of September 30, 2018 and December 31, 2017.
A significant increase or decrease in the market cost of servicing could have resulted in a significantly higher or lower, respectively, servicing liability as of September 30, 2018 and December 31, 2017. We only use one cost of servicing assumption; therefore, the weighted average only includes a singular basis points cost of servicing.
Finally, a significant increase or decrease in the discount rate could have resulted in a lower or higher, respectively, servicing liability as of September 30, 2018 and December 31, 2017. The discount rate impact on our servicing liability is much less compared to the recovery period and cost of servicing assumptions. We only use one discount rate assumption; therefore, the weighted average only includes a singular discount rate.
4. Loan Receivables Held for Sale
The following table summarizes the activity in the balance of loan receivables held for sale at lower of cost or fair value during the periods indicated.

	Nine Months Ended September 30,
	2018	2017

Beginning balance	$73,606	$41,268
Additions	70,805	104,573
Proceeds from sales and customer payments(1)	(126,981)	(33,554)
Loss on sale	—	(88)
Decrease/(increase) in valuation allowance	(110)	—
Transfers(2)	22	(4,956)
Write offs and other(3)	(2,577)	(2,393)
Ending balance	$14,765	$104,850

(1)
Customer payments include accrued interest and fees, recoveries of previously charged-off loan receivables held for sale, as well as proceeds from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. We retain servicing arrangements on sold loan receivables with the same terms and conditions as loans that are originated by our Bank Partners. Income from loan receivables held for sale activities is recorded within interest income and other gains/(losses) in the Unaudited Consolidated Statements of Operations. We sold loan receivables held for sale to certain Bank Partners on the following dates during the nine months ended September 30, 2018 and 2017:

2018	Amount	2017	Amount
May 21	$9,552	June 29	$17,900
June 27	50,614
September 27	48,176
Total	$108,342	Total	$17,900

(2)
We temporarily hold certain loan receivables, which are originated by a Bank Partner, while non-originating Bank Partner eligibility is being determined. Once we determine that a loan receivable meets the investment requirements of an eligible Bank Partner, we transfer the loan to the Bank Partner at cost plus any accrued interest. The reported amount also includes loans that have been placed on non-accrual and non-payment status while we investigate consumer loan balance inquiries.

(3)
We received recovery payments of $9 and $29 during the three months ended September 30, 2018 and 2017, respectively, and $42 and $218 during the nine months ended September 30, 2018 and 2017, respectively, which are included within other income/(expense), net in the Unaudited Consolidated Statements of Operations. Separately, during the three months ended September 30, 2018 and 2017, write offs and other were reduced by $113 and $86, respectively, related to cash proceeds received from transferring our rights to Charged-Off

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

Receivables attributable to loan receivables held for sale. During the nine months ended September 30, 2018 and 2017, write offs and other were reduced by $284 and $86, respectively, related to such cash proceeds. The cash proceeds received were recorded within other income/(expense), net in the Unaudited Consolidated Statements of Operations.
Recoveries of principal and finance charges and fees on previously written off loan receivables held for sale are recognized on a collected basis as other gains and interest income, respectively.
The following table presents activities associated with our loan receivable sales and servicing activities during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Gain/(loss) on sold loan receivables held for sale	$—	$—	$—	$(88)
Cash Flows
Sales of loans	$48,176	$—	$108,342	$17,900
Servicing fees	546	550	1,645	2,261
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

	September 30, 2018	December 31, 2017

Total principal balance	$350,296	$305,748
Delinquent loans (unpaid principal balance)	24,841	20,409

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net charge-offs (unpaid principal balance)	$2,017	$2,265	$6,729	$5,270
5. Accounts Receivable
Accounts receivable consisted of the following as of the dates indicated.

	Accounts Receivable, Gross	Allowance for Losses	Accounts Receivable, Net
September 30, 2018
Transaction related	$17,605	$(369)	$17,236
Servicing related	1,387	—	1,387
Total	$18,992	$(369)	$18,623

December 31, 2017
Transaction related	$15,997	$(276)	$15,721
Servicing related	2,637	—	2,637
Total	$18,634	$(276)	$18,358

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

6. Property, Equipment and Software
Property, equipment and software were as follows as of the dates indicated.

	September 30, 2018	December 31, 2017

Furniture	$2,813	$2,704
Leasehold improvements	4,114	3,659
Computer hardware	3,012	2,987
Software	7,244	4,836
Total property, equipment and software, at cost	17,183	14,186
Less: accumulated depreciation	(5,162)	(4,060)
Less: accumulated amortization	(2,253)	(2,278)
Total property, equipment and software, net	$9,768	$7,848

7. Borrowings
Credit Agreement
In August 2017, we entered into a $450.0 million credit agreement (“Credit Agreement”), which provided for a $350.0 million term loan (“original term loan”) maturing on August 25, 2024 and a $100.0 million revolving loan facility maturing on August 25, 2022.
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
The net proceeds from the term loan of $338.6 million, along with $7.9 million of cash, were set aside for a subsequent $346.5 million payment (which is occurring in stages) to certain equity holders and a related party. With the exception of the payments to the related party, which are related party expenses, the payments were accounted for as distributions. As of September 30, 2018, $340.7 million of the reserved payment was paid in cash. The remaining $5.8 million of the reserved payment was included within other liabilities and related party liabilities in the Unaudited Consolidated Balance Sheets as of September 30, 2018.
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
Revolving loan facility. Under the revolving loan facility, revolving loans incur interest at our election at either (i) a base rate, which represents, for any day, a rate per annum equal to the greater of (a) the prime rate on such day, (b) the federal funds rate on such day plus 0.50%, and (c) the adjusted LIBOR for a one-month interest period on such day plus 1.00%, plus a margin of 3.00% per annum or (ii) an adjusted LIBOR rate, as discussed below, plus a margin of 4.00% per annum. If our first lien net leverage ratio, as discussed further below, is equal to or below 1.50 to 1.00, these interest margins are reduced to 2.75% and 3.75% for base rate loans and Eurodollar loans, respectively. As of September 30, 2018 and December 31, 2017, we had no borrowings under the revolving loan facility.
We are required to pay a quarterly commitment fee at a per annum rate of 0.50% on the daily unused amount of the revolving loan facility, inclusive of the aggregate amount available to be drawn under all outstanding letters of credit, of which there were $10.0 million as of September 30, 2018 and $0.0 million as of December 31, 2017 as

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

discussed further below. This rate is reduced to 0.375% for any quarterly period in which our first lien net leverage ratio is equal to or below 1.50 to 1.00. For the three months ended September 30, 2018 and 2017, we recognized $96 and $49, respectively, of commitment fees within interest expense in the Unaudited Consolidated Statements of Operations. For the nine months ended September 30, 2018 and 2017, we recognized $317 and $49, respectively, of commitment fees within interest expense in the Unaudited Consolidated Statements of Operations.
Amended Credit Agreement
In March 2018, we amended certain terms of our Credit Agreement ("Amended Credit Agreement"). The term loan and revolving loan facility under the Amended Credit Agreement are collectively referred to as the "Credit Facility."
Term loan. The Amended Credit Agreement replaced the original term loan with a $400.0 million term loan (“modified term loan”) and extended the maturity date to March 29, 2025. Further, the interest margin on the modified term loan was reduced to 3.25% per annum.
We contemporaneously settled the outstanding principal balance on the original term loan of $349.1 million with the issuance of the $400.0 million modified term loan. An original issuance discount of $1.0 million was reported in the Unaudited Consolidated Balance Sheets as a direct deduction from the face amount of the modified term loan. Therefore, the gross proceeds of the modified term loan were $399.0 million. The proceeds from the modified term loan were primarily used to repay the outstanding principal balance on the original term loan and to pay $1.1 million of third party costs, including legal and debt arrangement costs, which were immediately expensed and recorded within general and administrative expense in the Unaudited Consolidated Statements of Operations on the modification date. The remaining $48.8 million of proceeds were used to provide for distributions to certain equity holders and a related party prior to the IPO. As of September 30, 2018, $46.9 million of the distribution was paid in cash. The remaining $1.8 million and $0.1 million of the reserved payment were included within other liabilities and related party liabilities, respectively, in the Unaudited Consolidated Balance Sheets as of September 30, 2018.
Key details of the term loans are as follows:

	September 30, 2018(1)	December 31, 2017(1)

Term loan, face value(2)	$398,000	$349,125
Unamortized debt discount(3)	(3,882)	(3,321)
Unamortized debt issuance costs(3)	(6,717)	(7,541)
Term loan	$387,401	$338,263

(1)	Amounts reported reflect details of the original term loan as of December 31, 2017, and details of the modified term loan as of September 30, 2018.

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

(3)
For the three months ended September 30, 2018 and 2017, $155 and $52 of debt discount and $267 and $119 of debt issuance costs, respectively, were amortized into interest expense in the Unaudited Consolidated Statements of Operations. For the nine months ended September 30, 2018 and 2017, $438 and $52 of debt discount and $824 and $119 of debt issuance costs, respectively, were amortized into interest expense in the Unaudited Consolidated Statements of Operations.

Revolving loan facility. Under the Amended Credit Agreement, the maturity date of the $100.0 million revolving loan facility was extended to March 29, 2023. Further, the interest margin applied to revolving loans that incur interest at a base rate was modified to 2.00% per annum and the margin applied to revolving loans that incur interest at an adjusted LIBOR rate was modified to 3.00% per annum. However, if our first lien net leverage ratio is equal to or above 1.50 to 1.00, these interest margins are raised to 2.25% and 3.25%, respectively. As of September 30, 2018, we had no borrowings under the revolving loan facility. Lastly, the Amended Credit

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

Agreement provided for a $10.0 million letter of credit, which, to the extent drawn upon, would reduce the amount of availability under the revolving loan facility by the same amount. We did not draw on our available letter of credit as of September 30, 2018. The Credit Agreement commitment fee rates on the revolving loan facility (inclusive of the letter of credit), as disclosed above, were not changed.
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
The Amended Credit Agreement also includes various negative covenants, including one that restricts GS Holdings from making non-tax distributions unless certain financial tests are met. In general, GS Holdings is restricted from making distributions unless (a) after giving effect to the distribution it would have, as of a measurement date, a total net leverage ratio of no more than 3.00 to 1.00, and (b) the source of such distributions is retained excess cash flow, certain equity issuance proceeds and certain other sources.
We were in compliance with all covenants, both financial and non-financial, as of September 30, 2018 and December 31, 2017.
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
Initial Credit Facility
On February 10, 2017, GSLLC entered into an agreement (“Initial Credit Facility Agreement”) for a two-year, $50.0 million bank revolving credit facility (“Initial Credit Facility”), which was expandable, upon our request and successful syndication, to $100.0 million. The Initial Credit Facility Agreement also allowed us to request the issuance of letters of credit denominated in United States dollars as the applicant thereof for the support of our or our subsidiaries’ obligations. In conjunction with the Credit Agreement, on August 25, 2017, we terminated the Initial Credit Facility, at which time we had no borrowings under the facility, nor requests for letters of credit.
During the three and nine months ended September 30, 2017, we recorded commitment fees on the daily unused amount of each lender’s commitment under the Initial Credit Facility of $61 and $159, respectively, which were recorded within interest expense in the Unaudited Consolidated Statements of Operations. Further, we recorded up-front and other fees associated with the Initial Credit Facility within other assets in the Unaudited Consolidated Balance Sheet, which were amortized on a straight-line basis over the remaining term of the Initial Credit Facility into interest expense in the Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2017, we recorded $24 and $99, respectively, of amortization of such fees within interest expense in the Unaudited Consolidated Statements of Operations. We incurred debt extinguishment costs of $254 during the three and nine months ended September 30, 2017 upon termination of the Initial Credit Facility, which were recorded within other gains/(losses) in the Unaudited Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

8. Other Liabilities
The following table details the components of other liabilities in the Unaudited Consolidated Balance Sheets as of the dates indicated.

	September 30, 2018	December 31, 2017

Deferred lease liabilities	$2,618	$2,819
Transaction processing liabilities	18,741	16,435
Servicing liabilities(1)	2,692	2,071
Distributions payable(2)	10,565	13,189
Accruals and other liabilities	5,033	4,327
Total other liabilities	$39,649	$38,841

(1)	Refer to Note 3 for additional information on servicing liabilities.

(2)	Related party distributions payable are not included in this balance, but rather are included within related party liabilities.
9. Noncontrolling Interests
GreenSky, Inc. is the sole managing member of GS Holdings and consolidates the financial results of GS Holdings. Therefore, the Company reports a noncontrolling interest based on the common units of GS Holdings held by the Continuing LLC Members. Changes in GreenSky, Inc.’s ownership interest in GS Holdings, while GreenSky, Inc. retains its controlling interest in GS Holdings, are accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of GS Holdings by the Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when GS Holdings has positive or negative net assets, respectively.
As of September 30, 2018, GreenSky, Inc. had 57,797,385 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of GS Holdings common units. When adjusted for unvested units, GreenSky, Inc. had a 31.3% economic ownership interest in GS Holdings.
10. Share-Based Compensation
In anticipation of our IPO, the Company adopted the 2018 Omnibus Incentive Compensation Plan (the "2018 Plan") in April 2018. The Company reserved a total of 24,000,000 shares of Class A common stock for issuance pursuant to the 2018 Plan. The Company currently has three types of share-based compensation awards outstanding; namely, Class A common stock options, unvested Holdco Units and unvested Class A common stock awards.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

Class A Common Stock Options
Class A common stock option ("Options") activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017

	Number of Options	Weighted Average Exercise Price	Number of Options

Outstanding at beginning of period	9,821,884	$2.65	10,006,890
Granted prior to Reorganization Transactions and IPO(1)	340,000	14.95	450,000
Exercised prior to Reorganization Transactions and IPO(2)(3)	(270,000)	3.19	(202,000)
Forfeited prior to Reorganization Transactions and IPO	(260,000)	6.41	(400,500)
Effect of Reorganization Transactions and IPO	(186,772)	7.56	N/A
Granted after the Reorganization Transactions and IPO(1)	1,014,029	21.72	N/A
Exercised after Reorganization Transactions and IPO(3)	(42,000)	1.39	N/A
Forfeited after Reorganization Transactions and IPO	(202,000)	19.34	N/A
Outstanding at end of period(4)	10,215,141	$4.43	9,854,390
Exercisable at end of period(4)	7,237,582	$1.54	6,718,500

(1)	Weighted average grant date fair value of Options granted during the nine months ended September 30, 2018 and 2017 was $6.29 and $3.42, respectively.

(2)
The total intrinsic value of Options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, during the nine months ended September 30, 2018 and 2017 was $1,475 and $396, respectively.

(3)
Employees paid $339 during the nine months ended September 30, 2018 to the Company to exercise Options, which resulted in the issuance of 30,516 Holdco Units prior to the Reorganization Transactions and IPO. Additionally, during the nine months ended September 30, 2018, 252,000 Options were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 38,637 Holdco Units prior to the Reorganization Transactions and IPO and the issuance of 9,964 shares of Class A common stock subsequent to the Reorganization Transactions and IPO.

(4)	The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of September 30, 2018:

September 30, 2018

Aggregate intrinsic value (in millions)
Unit Options outstanding	$56.1
Unit Options exercisable	$45.7
Weighted average remaining term (in years)
Unit Options outstanding	5.42
Unit Options exercisable	4.41

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

Profits Interests
Profits interests activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017

	Number of Profits Interests	Weighted Average Threshold Price	Number of Profits Interests

Outstanding at beginning of period	14,061,530	$8.23	12,616,890
Granted prior to Reorganization Transactions and IPO(1)	2,920,000	14.31	420,000
Forfeited prior to Reorganization Transactions and IPO	(800,000)	9.32	(880,000)
Redeemed prior to Reorganization Transactions and IPO	—	N/A	—
Effect of Reorganization Transactions and IPO	(16,181,530)	9.27	N/A
Outstanding at end of period(2)	—	N/A	12,156,890
(1) Weighted average grant date fair value of profits interests granted during the nine months ended September 30, 2018 and 2017 was $4.47 and $2.71, respectively.
(2) The total fair value based on grant date fair value of profits interests that vested was $371 and $1,204 during the nine months ended September 30, 2018 and 2017, respectively.
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

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017

	Holdco Units	Weighted Average Grant Date Fair Value	Holdco Units

Unvested at beginning of period	—	N/A	N/A
Effect of Reorganization Transactions and IPO	3,172,843	$23.00	N/A
Granted	—	N/A	N/A
Forfeited	(156,739)	23.00	N/A
Vested(1)	(118,082)	23.00	N/A
Unvested at end of period	2,898,022	$23.00	N/A

(1)	The total fair value, based on grant date fair value, of previously unvested Holdco Units that vested during the nine months ended September 30, 2018 was $2,716.
Unvested Class A Common Stock Awards
As part of the Reorganization Transactions and the IPO, 940,000 profits interests in GS Holdings were converted into 127,327 and 255,904 vested and unvested Class A common stock awards, respectively, based on the prevailing profits interests thresholds and the IPO price of $23.00 per share. The converted unvested Class A common stock awards are subject to the same service vesting requirements of the original profits interests.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

Subsequent to the Reorganization Transactions and the IPO, we granted unvested Class A common stock awards to certain employees that vest ratably over a four-year period based on continued employment at the Company. Unvested Class A common stock awards are valued based on the closing stock price of the Company's Class A common stock on the date of grant, and the total value of the awards is expensed ratably over the requisite service period. Unvested Class A common stock award activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017

	Class A common stock	Weighted Average Grant Date Fair Value	Class A common stock

Unvested at beginning of period	—	N/A	N/A
Effect of Reorganization Transactions and IPO	255,904	$23.00	N/A
Granted	137,170	19.71	N/A
Forfeited	—	N/A	N/A
Vested(1)	(15,049)	23.00	N/A
Unvested at end of period	378,025	$21.81	N/A

(1)	The total fair value, based on grant date fair value, of previously unvested Class A common stock awards that vested during the nine months ended September 30, 2018 was $346.
Historical information prior to the Reorganization Transactions has been restated above to account for the 10 to 1 stock split that occurred immediately prior to the IPO in connection with the Reorganization Transactions. We recorded share-based compensation expense of $4,304 and $3,032 for the nine months ended September 30, 2018 and 2017, respectively, which is included within compensation and benefits expense in the Unaudited Consolidated Statements of Operations.
At September 30, 2018, unrecognized compensation costs related to nonvested Options totaled $9.7 million, which will be recognized over a weighted average remaining requisite service period of 4.1 years.
At September 30, 2018, unrecognized compensation costs related to unvested Holdco Unit awards totaled $14.4 million, which will be recognized over a weighted average remaining requisite service period of 3.8 years.
At September 30, 2018, unrecognized compensation costs related to unvested Class A common stock totaled $4.1 million, which will be recognized over a weighted average remaining requisite service period of 4.0 years.
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
The Company’s effective tax rate for the three and nine months ended September 30, 2018 was 6.9% and 4.5%, respectively, and the Company recorded $3,375 and $4,969 of income tax expense for the three and nine months ended September 30, 2018, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2018 were less than our combined federal and state statutory tax rate of 23.5%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests. Further, prior to the Reorganization Transactions, GS Holdings' earnings were completely exempt from federal corporate income taxation. The results from the three and nine months ended September 30, 2017 do not reflect income tax expense because, prior to the Reorganization Transactions, the consolidated GS Holdings pass-through entity was not subject to corporate tax.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

The Company regularly monitors its uncertain tax benefits and, as of September 30, 2018, there were no material uncertain tax benefits that if realized would affect the estimated annual effective tax rate, nor were there positions for which it is reasonably possible that the total amount of uncertain tax benefits would significantly increase or decrease within the next 12 months.
As a result of the IPO and Reorganization Transactions, the Company recognized a net deferred tax asset in the amount of $245,836 primarily associated with the basis difference in our investment in GS Holdings. During the nine months ended September 30, 2018, we also recognized $57,116 of deferred tax assets related to additional tax basis increases generated from expected future payments under a TRA with certain of the then-existing members of GS Holdings and related deductions for imputed interest on such payments. See "Tax receivable agreement liability" below for more information. We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
As of September 30, 2018, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets are more likely than not to be realized. As such, no additional valuation allowance was recognized. The Company did not recognize any change to the valuation allowance through the provision for income tax for the three or nine months ended September 30, 2017 because, prior to the Reorganization Transactions, GreenSky, Inc., did not have any operations or investments and, therefore, did not have any deferred tax assets.
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
On May 23, 2018, we entered into a TRA that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of GS Holdings resulting from any redemptions or exchanges of Holdco Units and from our acquisition of the equity of certain of the Former Corporate Investors, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the "TRA Payments"). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in GS Holdings or us. The rights of each member of GS Holdings that is a party to the TRA are assignable to transferees of their respective Holdco Units. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable.
As of September 30, 2018, the Company had a liability of $255.8 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Unaudited Consolidated Balance Sheets.
12. Commitments, Contingencies and Guarantees
Commitments
We primarily lease our premises under multi-year, non-cancelable operating leases with terms expiring through 2024, exclusive of renewal option periods. Our lease agreement expiring in 2024 also contains a renewal option, at our election, to extend the lease for five consecutive three-year periods. Base rent is subject to rent escalations on each annual anniversary from the lease commencement dates. Rental payments, as well as any step rent provisions specified in the lease agreements, are aggregated and charged evenly to expense over the lease term. Certain of these operating leases contain rent holidays and tenant allowances that may be applied toward leasehold

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

improvements or other lease concessions. Capital improvement funding and other lease concessions provided by the landlord are recorded as deferred liabilities and are amortized evenly over the lease term as a reduction of rent expense. In most circumstances, we expect that in the normal course of business, leases will be renewed or replaced by other leases.
Rent expense is recognized on a straight-line basis over the life of the lease and is included within property, office and technology and related party expenses in the Unaudited Consolidated Statements of Operations. Refer to Note 13 for additional information regarding office space leased from a related party. Rent expense was $810 and $759 for the three months ended September 30, 2018 and 2017, respectively. Rent expense was $2,366 and $2,234 for the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, future minimum lease payments under our leases for the periods presented are as follows:

September 30, 2018

Remainder of 2018	$907
2019	3,725
2020	3,815
2021	3,878
2022	2,827
2023 and thereafter	1,647
Total minimum lease payments	$16,799
Our transaction processor imposes certain financial covenants upon our wholly owned subsidiary, GSLLC.
The financial covenants with our transaction processor apply only to GSLLC and include the following:

•	Tangible net worth, as defined in the agreement, of no less than $7.5 million;

•	Minimum aggregate net income of $5.0 million for the trailing four fiscal quarters; and

•	Ratio of total liabilities to total equity not to exceed 3.00:1.00.
As of September 30, 2018, GSLLC was in compliance with all financial covenants.
As of September 30, 2018, our outstanding open and unused line of credit on approved loan receivables held for sale was $3.8 million. We did not record a provision for these unfunded commitments, but believe we have adequate cash on hand to fund these commitments.
For certain Bank Partners, we maintain a restricted cash balance based on a contractual percentage of the total interest billed on outstanding deferred interest loans that are within the promotional period less previous FCR on such outstanding loans. As of September 30, 2018, restricted cash in the Unaudited Consolidated Balance Sheets includes $44.7 million associated with these arrangements.
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
Further, from time to time, we place Bank Partner loans on non-accrual and non-payment status (“Pended Status”) while we investigate consumer loan balance inquiries, which may arise from disputed charges related to work performed by third-party merchants. As of September 30, 2018, Bank Partner loan balances in Pended Status were $15.7 million. While it is management’s expectation that most of these loan balance inquiries will be resolved without incident, in certain instances we may determine that it is appropriate for the Company to permanently

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

reverse the loan balance and assume the economic responsibility for the loan balance itself. We record a liability for these instances. As of September 30, 2018, our liability for potential Pended Status future losses was $2.7 million.
From time to time, we may become a party to civil claims and lawsuits. As of September 30, 2018, we were not a party as a defendant to any litigation that we believed was material to our operations or results.
Financial guarantees
Under the terms of the contracts with our Bank Partners, a contractual percentage of the Bank Partners’ monthly originations and month-end outstanding portfolio balance is held and maintained in restricted, interest-bearing escrow accounts to serve as limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses. The Company’s maximum exposure to Bank Partner portfolio credit losses is limited to the contractual restricted cash balance, which was $91.2 million as of September 30, 2018. The recorded fair value of the financial guarantee related to these contracts was $0.5 million as of September 30, 2018, which was recorded within other liabilities in the Unaudited Consolidated Balance Sheets. Recorded financial guarantees are typically settled within one year of the initial measurement of the liability. In determining the measured liabilities, we consider a variety of factors, including historical experience and management’s expectations of current customer delinquencies converting into Bank Partner portfolio losses. We do not expect to directly recover any losses associated with this financial guarantee.
13. Related Party Transactions
We lease office space from a related party under common management control for which rent expenses are recognized within related party expenses in the Unaudited Consolidated Statements of Operations. Total rent expenses related to this office space were $439 and $373 for the three months ended September 30, 2018 and 2017, respectively, and $1,252 and $1,118 for the nine months ended September 30, 2018 and 2017, respectively.
In April 2018, we entered into an agreement with an affiliate of a member of the board of directors whereby we receive certain executive search and recruiting services in exchange for a fee. We incurred expenses related to this arrangement of $375 and $375 during the three and nine months ended September 30, 2018, respectively, which are presented within related party expenses in the Unaudited Consolidated Statements of Operations. We have a payable related to this arrangement of $61 as of September 30, 2018, which is presented within related party payables in the Unaudited Consolidated Balance Sheets.
We entered into non-interest bearing loan agreements with certain non-executive employees for which the remaining outstanding balances will be forgiven ratably over designated periods based on continual employment with the Company. As of September 30, 2018 and December 31, 2017, the remaining outstanding balances on these loan agreements were $122 and $210, respectively, which are presented within related party receivables in the Unaudited Consolidated Balance Sheets.
There were no equity-based payments to non-employees that resulted in related party expenses for the three and nine months ended September 30, 2018. Equity-based payments to non-employees resulted in related party expenses of $95 and $285 for the three and nine months ended September 30, 2017, respectively.
In May 2018, we declared a special operating distribution of $26.2 million. As of September 30, 2018, $25.1 million of the declared distribution was paid in cash, including $1.0 million to an affiliate of a related party. The remaining portion of the declared distribution will be paid in stages upon vesting events and is recorded within related party liabilities ($0.2 million) and other liabilities ($0.9 million) in the Unaudited Consolidated Balance Sheets as of September 30, 2018.
In August 2017, we incurred fees of $2.6 million due to an affiliate of one of the members of the board of managers in connection with finalizing our August 2017 term loan transaction. These costs were not directly attributable to the original term loan and were, therefore, expensed as incurred rather than deferred against the term loan balance. The unpaid portion of these fees of $0.5 million is recorded within related party liabilities in the Unaudited Consolidated Balance Sheets as of September 30, 2018.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

In November 2016, we executed a $20.0 million Bank Partner agreement (“2016 Agreement”) with affiliates of two members of our board of directors. The agreement was structured similarly to the origination and servicing arrangements with the other Bank Partners, wherein the Company was required to hold restricted cash based on monthly originations and the month-end outstanding portfolio balance. In June 2018, the outstanding loans owned by this related party were sold to another Bank Partner, which is not a related party, and continue to be serviced by us. In connection with that loan sale, the related party financing partner ended its servicing agreement with us. As of September 30, 2018, we no longer have any related party financing partner agreements.
We were entitled to collect fixed servicing fees in conjunction with the 2016 Agreement. As of September 30, 2018 and December 31, 2017, our related party financing partners had committed balances in the aggregate of $0.0 million and $11.7 million, respectively.
Unaudited Consolidated Balance Sheets effects associated with our related party financing partners were as follows at the dates indicated:

	September 30, 2018	December 31, 2017
Related party receivables(1)	$—	$8
Related party liabilities(2)	—	445
Restricted cash	—	437

(1)	Receivables related to servicing and other.

(2)	Related party liabilities primarily consisted of related party servicing payables.
Unaudited Consolidated Statements of Operations effects associated with our related party financing partners were as follows during the periods indicated and include the income related impact of our two previous related party financing arrangements that were terminated in June 2018 and June 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Servicing and other	$—	$32	$54	$248
Related party expenses(1)	—	—	—	69

(1)	Expenses incurred related to related party financing partner credit losses.
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
15. Variable Interest Entities
Upon completion of our IPO, GreenSky, Inc. became the managing member of GS Holdings with 100% of the management and voting power in GS Holdings. In its capacity as managing member, GreenSky, Inc. has the sole authority to make decisions on behalf of GS Holdings and bind GS Holdings to signed agreements. Further, GS Holdings maintains separate capital accounts for its investors as a mechanism for tracking earnings and subsequent distribution rights. Accordingly, management concluded that GS Holdings is a limited partnership or similar legal

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

entity as contemplated in ASC 810, Consolidation.
Further, management concluded that GreenSky, Inc. is GS Holdings' primary beneficiary. As the primary beneficiary, GreenSky, Inc. consolidates the results of GS Holdings for financial reporting purposes under the variable interest consolidation model guidance in ASC 810.
GreenSky, Inc.’s relationship with GS Holdings results in no recourse to the general credit of GreenSky, Inc. GS Holdings and its consolidated subsidiaries represent GreenSky, Inc.’s sole investment. GreenSky, Inc. shares in the income and losses of GS Holdings in direct proportion to GreenSky, Inc.’s ownership percentage. Further, GreenSky, Inc. has no contractual requirement to provide financial support to GS Holdings.
Below are tabular disclosures that provide insight into how GS Holdings affects GreenSky, Inc.’s financial position, performance and cash flows. Prior to the IPO and Reorganization Transactions, GreenSky, Inc. was not impacted by GS Holdings and, therefore, 2017 periods are not presented below.
The following table presents the balances related to GS Holdings that are included in the Unaudited Consolidated Balance Sheets, as well as GreenSky, Inc.'s interest in the variable interest entity ("VIE") at September 30, 2018.

September 30, 2018

Assets
Cash	$285,310
Restricted cash	160,909
Loan receivables held for sale, net	14,765
Accounts receivable, net	18,623
Related party receivables	122
Property, equipment and software, net	9,768
Other assets	4,989
Total assets	$494,486

Liabilities and Members Equity (Deficit)
Liabilities
Accounts payable	$6,134
Accrued compensation and benefits	5,525
Other accrued expenses	1,013
Finance charge reversal liability	117,202
Term loan	387,401
Related party liabilities	937
Other liabilities	39,649
Total liabilities	557,861

Members Equity (Deficit)
Equity (deficit) attributable to Continuing LLC Members	(41,533)
Equity (deficit) attributable to GreenSky, Inc.	(21,842)
Total members equity (deficit)	(63,375)
Total liabilities and members equity (deficit)	$494,486

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

The following table reflects the impact of consolidation of GS Holdings into the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2018.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018

Total operating revenue	$113,912	$304,942
Total operating expenses	59,655	180,300
Operating profit	54,257	124,642
Total other income/(expense), net	(5,170)	(14,541)
Net income	$49,087	$110,101
The following table reflects the cash flow impact of GS Holdings on the Unaudited Consolidated Statement of Cash Flows during the nine months ended September 30, 2018:

Nine Months Ended September 30,
2018

Net cash provided by operating activities	$203,421
Net cash used in investing activities	(4,849)
Net cash used in financing activities	(106,191)

Net increase in cash and restricted cash	92,381
Cash and restricted cash at beginning of period	353,838
Cash and restricted cash at end of period	$446,219
16. Temporary Equity
Prior to the IPO and Reorganization Transactions, GreenSky Holdings, LLC had outstanding Class B and Class C Preferred Units, which were accounted for as temporary equity because of redemption preferences. The redemption preferences were waived on both the Class B and Class C Preferred Units in conjunction with the IPO and, therefore, temporary equity had a balance of $0 as of September 30, 2018. Below are more details on the accounting treatment prior to the IPO and Reorganization Transactions.
Class B Preferred Units
Prior to the IPO, Class B unit holders collectively were entitled to a liquidation preference prior to any distribution to the holders of any other equity securities, which liquidation preference became null and void upon consummation of the IPO. Accordingly, as of September 30, 2018, the Class B liquidation preference is of no further effect because of the IPO. As of December 31, 2017, the redemption amount of the Class B Preferred Units, which was adjusted for non-tax GS Holdings member distributions, was $215.8 million. The liquidation preference was further adjusted for non-tax GS Holdings distributions during 2018 prior to the IPO.
Class C Preferred Units
Prior to the IPO, Class C-1 and C-2 unit holders collectively were entitled to a liquidation preference prior to any distribution to Class A unit holders, but in the event of an IPO, the Class C units automatically convert into GS Holdings Class A units immediately prior to the IPO. Accordingly, as of September 30, 2018, Class C-1 and C-2 liquidation preferences are of no further effect because of the IPO. As of December 31, 2017, the redemption amounts of the Class C-1 and Class C-2 Preferred Units, which were adjusted for non-tax GS Holdings member distributions, were $191.4 million for Class C-1 Preferred Units and $43.0 million for Class C-2 Preferred Units.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)
Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited
(Dollars in thousands, except per share data, unless otherwise stated)

The liquidation preferences were further adjusted for non-tax GS Holdings distributions during 2018 prior to the IPO.
17. Subsequent Events
Management of the Company performed an evaluation of subsequent events through November 9, 2018, which is the date the financial statements were issued.
On October 24, 2018, the Company purchased $20.1 million of loan receivables held for sale from one of the Company's Bank Partners. This loan receivable held for sale purchase also includes a maximum unfunded commitment of $11.2 million, which would be funded by the Company in the event that all borrowers utilize their maximum approved line of credit.
There were no additional subsequent events noted in management’s evaluation that would require disclosure.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data and unless otherwise indicated)

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the Audited Consolidated Financial Statements and related notes of GreenSky Holdings, LLC as disclosed in our prospectus dated May 23, 2018, filed with the Securities and Exchange Commission (the "SEC") on May 25, 2018 (the "Final IPO Prospectus"). This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Quarterly Report on Form 10-Q.
Organization
GreenSky, Inc. (or the "Company," "we" or "our") was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an initial public offering ("IPO") of its Class A common stock and certain Reorganization Transactions (as defined and described in the Final IPO Prospectus) in order to carry on the business of GreenSky Holdings, LLC (“GS Holdings”) and its consolidated subsidiaries. GS Holdings, a holding company with no operating assets or operations, was organized in August 2017. On August 24, 2017, GS Holdings acquired a controlling interest in GreenSky, LLC ("GSLLC"), a Georgia limited liability company, which is an operating entity. Common membership interests of GS Holdings are referred to as "Holdco Units."
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
On May 24, 2018, the Company completed an IPO of 43,700,000 shares of its Class A common stock at a public offering price of $23.00 per share, receiving approximately $954.8 million in net proceeds, after deducting underwriting discounts and commissions (but not including other offering costs), which were used to purchase 2,426,198 shares of Class A common stock and 41,273,802 newly-issued Holdco Units at a price per unit equal to the price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions. The newly-issued Holdco Units were sold by Continuing LLC Members, which we also refer to as "Exchanging Members." Pursuant to an "Exchange Agreement," the Exchanging Members can exchange their Holdco Units (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis, subject to customary adjustments for certain subdivisions (stock splits), combinations, or purchases of Class A common stock or Holdco Units, or for cash (based on the market price of the shares of Class A common stock), at our option (such determination to be made by the disinterested members of our board of directors).
The IPO and Reorganization Transactions resulted in the Company becoming the sole managing member of GS Holdings. As the sole managing member of GS Holdings, we operate and control all of GS Holdings’ operations and, through GS Holdings and its subsidiaries, conduct GS Holdings’ business. As of September 30, 2018, the Company had an economic interest in GS Holdings (after adjusting for unvested units) of 31.3%. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Unaudited Consolidated Financial Statements representing the GS Holdings interests held by Continuing LLC Members.
Overview
We are a leading technology company that powers commerce at the point of sale. Our platform facilitates merchant sales, while reducing the friction and improving the economics associated with a consumer making a purchase and a bank extending financing for that purchase. We had 14,163 active merchants (as defined below) on our platform as of September 30, 2018 and, from our inception through September 30, 2018, merchants have used our platform to enable approximately 2.1 million consumers to finance approximately $15.0 billion of transactions with federally insured banks that originate loans under the GreenSky program and any other lenders with respect to those loans (referred to henceforth as "Bank Partners").
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
We have achieved significant growth in active merchants, transaction volume and total revenue, which has resulted in strong net income and Adjusted EBITDA. Our low-cost go-to-market strategy, coupled with our recurring revenue model, has helped us generate strong margins. Transaction volume (as defined below) was $1.4 billion in the three months ended September 30, 2018, representing an increase of 33% from $1.0 billion in the three months ended September 30, 2017. Transaction volume was $3.8 billion in the nine months ended September 30, 2018, representing an increase of 38% from $2.7 billion in the nine months ended September 30, 2017.
Active merchants totaled 14,163 as of September 30, 2018, representing an increase of 40% from 10,094 as of September 30, 2017. Our total revenue increased by 29% from $88.3 million to $113.9 million during the three months ended September 30, 2018 from the comparable prior period and increased by 29% from $236.1 million to $304.9 million during the nine months ended September 30, 2018 from the comparable prior period.
Our net income increased by 20% from $38.2 million to $45.7 million during the three months ended September 30, 2018 from the comparable prior period and increased by 6% from $98.8 million to $105.1 million during the nine months ended September 30, 2018 from the comparable prior period.
Our Adjusted EBITDA (as defined below) increased by 27% from $46.4 million to $58.9 million during the three months ended September 30, 2018 from the comparable prior period and increased by 25% from $111.0 million to $138.5 million during the nine months ended September 30, 2018 from the comparable prior period.
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
Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as net income. Some of the limitations of Adjusted EBITDA include:

•	It does not reflect our current contractual commitments that will have an impact on future cash flows;

•	It does not reflect the impact of working capital requirements or capital expenditures;

•	It is not a universally consistent calculation, which limits its usefulness as a comparative measure.
Management compensates for the inherent limitations associated with using the measure of Adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, as presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$45,712	$38,162	$105,132	$98,766
Interest expense	6,013	2,189	17,391	2,363
Tax expense(1)	3,572	114	5,378	286
Depreciation and amortization	1,192	923	3,229	2,798
Equity-related expense(2)	1,457	1,557	4,316	3,329
Fair value change in servicing liabilities(3)	420	800	621	800
Non-recurring transaction expenses(4)	511	2,612	2,393	2,612
Adjusted EBITDA	$58,877	$46,357	$138,460	$110,954
(1) Includes non-corporate tax expense. Non-corporate tax expense is included within general and administrative expenses in our Unaudited Consolidated Statements of Operations. Prior to the IPO and Reorganization Transactions, we did not have any corporate income tax expense.
(2) Includes equity-based compensation to employees and directors, as well as equity-based payments to non-employees.
(3) Includes the non-cash impact of the initial recognition of servicing liabilities and subsequent fair value changes in such servicing liabilities during the periods presented. See Note 3 to the Unaudited Consolidated Financial Statements included in Part I, Item 1 for additional discussion of our servicing liabilities.
(4) In 2018, non-recurring transaction expenses include certain costs associated with the Reorganization Transactions and our IPO, which were not deferrable against the proceeds of the IPO. Further, certain costs related to our March 2018 term loan upsizing were expensed as incurred, rather than deferred against the balance of the term loan and, therefore, are being added back to net income given the non-recurring nature of these expenses. In 2017, non-recurring transaction expenses include one-time fees paid to an affiliate of one of the members of the board of managers in conjunction with the August 2017 term loan transaction.
Further, we utilize "Pro Forma Net Income," which we define as consolidated net income, adjusted for non-recurring transaction expenses. Pro Forma Net Income is fully tax effected at our assumed effective tax rate for the respective period. Pro Forma Net Income is a useful measure because it makes our results more directly comparable to public companies that have the vast majority of their earnings subject to corporate income taxation.

Pro Forma Net Income has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as net income. Some of the limitations of Pro Forma Net Income include:

•	It makes assumptions about tax expense, which may differ from actual results;

•	It is not a universally consistent calculation, which limits its usefulness as a comparative measure.
Management compensates for the inherent limitations associated with using the measure of Pro Forma Net Income through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Pro Forma Net Income to the most directly comparable GAAP measure, net income, as presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$45,712	$38,162	$105,132	$98,766
Non-recurring transaction expenses(1)	511	2,612	2,393	2,612
Incremental pro forma tax expense(2)	(7,414)	(9,097)	(19,853)	(22,619)
Pro Forma Net Income	$38,809	$31,677	$87,672	$78,759
(1) In 2018, non-recurring transaction expenses include certain costs associated with the Reorganization Transactions and our IPO, which were not deferrable against the proceeds of the IPO. Further, certain costs related to our March 2018 term loan upsizing were expensed as incurred, rather than deferred against the balance of the term loan and, therefore, are being added back to net income given the non-recurring nature of these expenses. In 2017, non-recurring transaction expenses include one-time fees paid to an affiliate of one of the members of the board of managers in conjunction with the August 2017 term loan transaction.
(2) This adjustment represents the incremental tax effect on net income, adjusted for non-recurring transaction expenses, assuming that all consolidated net income was subject to corporate taxation for the periods presented. For the three months ended September 30, 2018 and 2017, we assumed effective tax rates of 21.8% and 22.3%, respectively. For the nine months ended September 30, 2018 and 2017, we assumed effective tax rates of 22.1% and 22.3%, respectively.
Business Metrics
We review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends, formulate plans and make strategic decisions, including the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Active Merchants
Number (at end of period)	14,163	10,094	14,163	10,094
Percentage increase	40%		40%
Transaction Volume
Dollars (in millions)	$1,400	$1,049	$3,751	$2,724
Percentage increase	33%		38%
Loan Servicing Portfolio
Dollars (in millions, at end of period)	$6,880	$4,919	$6,880	$4,919
Percentage increase	40%		40%
Cumulative Consumer Accounts
Number (at end of period)	2,082,364	1,443,778	2,082,364	1,443,778
Percentage increase	44%		44%
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
Loan Servicing Portfolio. We define our loan servicing portfolio as the aggregate outstanding consumer loan balance (principal plus accrued interest and fees) serviced by our platform at the date of measurement. Our loan servicing portfolio is an indicator of our servicing activities. The average loan servicing portfolio for the three and nine months ended September 30, 2018 was $6,573 million and $6,031 million, respectively. The average loan servicing portfolio for the three and nine months ended September 30, 2017 was $4,680 million and $4,279 million, respectively.
Cumulative Consumer Accounts. We define cumulative consumer accounts as the aggregate number of consumer accounts approved on our platform since our inception, including accounts with both outstanding and zero balances. Although not directly correlated to revenue, cumulative consumer accounts is a measure of our brand awareness among consumers, as well as the value of the data we have been collecting from such consumers since our inception. We may use this data to support future growth by cross-marketing products and delivering potential additional customers to merchants that may not have been able to source those customers themselves.
Factors Affecting our Performance
Growth in Active Merchants and Transaction Volume. Growth trends in active merchants and transaction volume are critical variables directly affecting our revenue and financial results. Both factors influence the number of loans funded on our platform and, therefore, the fees that we earn and the per unit cost of the services that we provide. Growth in active merchants and transaction volume will depend on our ability to retain our existing platform participants, add new participants and expand to new industry verticals. To support our efforts to increase our network of merchants, we have continued to expand our sales and marketing groups, which focus on merchant acquisition. Our sales and marketing team has collectively grown to 155 full-time-equivalents as of September 30, 2018 from 112 full-time-equivalents as of September 30, 2017.
Increasing Bank Partner Commitments. Bank Partner funding commitments are integral to the success of our ecosystem, as they allow us to facilitate more financing, which enables us to serve more merchants and consumers. Our ability to increase transaction volume and expand our loan servicing portfolio is dependent on securing sufficient commitments from our Bank Partners and adding new Bank Partners. As of September 30, 2018, we had maximum commitments of approximately $10.1 billion in the aggregate from our Bank Partners, $3.7 billion of which were unused. Our efforts to grow existing commitments from our Bank Partners and to attract new Bank Partners are an integral part of our strategy. As we add new Bank Partners, their commitments are often phased in over time.
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

•
If credit losses exceed an agreed-upon threshold, we make limited payments to our Bank Partners. Our maximum financial exposure is contractually limited to the escrow that we establish with each Bank Partner, which represented a weighted average target rate of 1.3% of the total outstanding principal balance as of September 30, 2018. Cash set aside to meet this requirement is classified as restricted cash in our Unaudited Consolidated Balance Sheets.

For further discussion of our sensitivity to the credit risk exposure of our Bank Partners, see Part I, Item 3 “Quantitative and Qualitative Disclosure About Market Risk—Credit risk.”
General Economic Conditions and Industry Trends. Our results of operations are impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending behavior and consumer demand for our merchants’ products and services. As general economic conditions improve or deteriorate, the amount of consumer disposable income tends to fluctuate, which, in turn, impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. Specific economic factors, such as interest rate levels, changes in monetary and related policies, market volatility, consumer confidence and, particularly, unemployment rates, also influence consumer spending and borrowing patterns. In addition, trends within the industry verticals in which we operate affect consumer spending on the products and services our merchants offer in those industry verticals. For example, the strength of the national and regional real estate markets and trends in new and existing home sales impact demand for home improvement goods and services and, as a result, the volume of loans originated to finance these purchases. In addition, trends in healthcare costs, advances in medical technology and increasing life expectancy are likely to impact demand for elective medical procedures and services.
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
The origination related and finance charge reversal components of our cost of revenue also are subject to these same seasonal factors, while the servicing related component of cost of revenue, in particular customer service staffing, printing and posting costs, is not as closely correlated to seasonal volume patterns. As transaction volume increases, the transaction volume related personnel costs, as well as costs related to credit and identity verification, among other activities, increase as well. Further, costs related to finance charge reversals are positively correlated to transaction volume in the same period of the prior year. As prepayments on deferred interest loans, which trigger finance charge reversals, typically are highest towards the end of the promotional period, and promotional periods are most commonly 12, 18 or 24 months, finance charge reversal settlements follow a similar seasonal pattern as transaction volumes over the course of a calendar year.
Lastly, in recent years we have observed seasonal patterns in consumer credit, which results in lower charge-offs during the second and third quarters of the year. Credit improvement during these periods has a positive impact on the incentive payments we receive from our Bank Partners. Conversely, during the first and fourth quarters of the year, when credit performance is comparably worse, our incentive payment receipts are negatively impacted.

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
See Note 3 to the Unaudited Consolidated Financial Statements included in Part I, Item 1 for additional information on our FCR liability, including a qualitative discussion of the impact to the fair value of our FCR liability to changes in the finance charge reversal rate and Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Credit risk” for additional information on the sensitivity of the fair value of our FCR liability to portfolio net credit losses.
Operating Expenses
Compensation and benefits. Compensation and benefits expenses primarily consist of salaries, benefits and share-based compensation for executive, information technology, sales and marketing, finance, legal, human resources, product management and other overhead-related activities.
Sales and marketing. Sales and marketing expenses, which exclude compensation and benefits, primarily relate to promotional activities and travel related expenses. The majority of our sales and marketing spend is “business-to-business” related, as we primarily attract new merchants to our program through trade shows, on-site visits with prospective merchants and other means.
Property, office and technology. Property, office and technology expenses primarily relate to technology, telecommunications and rent expense. These costs also include maintenance and security expenses associated with our facilities.
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
General and administrative. General and administrative expenses primarily consist of legal, accounting, consulting, investment banking fees and other professional fees, recruiting and non-sales and marketing travel costs, as well as expenses related to our financial guarantee.
Related party expenses. Related party expenses, on a recurring basis, primarily consist of rent expense, as we lease office space from a related party. In addition, we have made equity and transaction-based payments to certain related parties and have professional services agreements with related parties.
Results of Operations Summary

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change

Revenue
Transaction fees	$96,770	$76,170	$20,600	27%	$257,907	$202,543	$55,364	27%
Servicing and other	17,142	12,146	4,996	41%	47,035	33,530	13,505	40%
Total revenue	113,912	88,316	25,596	29%	304,942	236,073	68,869	29%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	35,374	22,036	13,338	61%	105,269	68,528	36,741	54%
Compensation and benefits	14,326	14,880	(554)	(4)%	46,254	40,477	5,777	14%
Sales and marketing	975	328	647	197%	2,841	900	1,941	216%
Property, office and technology	3,792	2,752	1,040	38%	9,651	8,032	1,619	20%
Depreciation and amortization	1,192	923	269	29%	3,229	2,798	431	15%
General and administrative	3,132	4,225	(1,093)	(26)%	11,379	12,231	(852)	(7)%
Related party expenses	864	3,080	(2,216)	(72)%	1,677	4,084	(2,407)	(59)%
Total costs and expenses	59,655	48,224	11,431	24%	180,300	137,050	43,250	32%
Operating profit	54,257	40,092	14,165	35%	124,642	99,023	25,619	26%
Other income/(expense), net	(5,170)	(1,930)	(3,240)	168%	(14,541)	(257)	(14,284)	5,558%
Income before income tax expense	49,087	38,162	10,925	29%	110,101	98,766	11,335	11%
Income tax expense	3,375	—	3,375	N/A	4,969	—	4,969	N/A
Net income	$45,712	$38,162	$7,550	20%	$105,132	$98,766	$6,366	6%
Less: Net income attributable to noncontrolling interests	33,711	N/A	N/A	N/A	87,581	N/A	N/A	N/A
Net income attributable to GreenSky, Inc.	$12,001	N/A	N/A	N/A	$17,551	N/A	N/A	N/A

Earnings per share of Class A common stock
Basic	$0.21	N/A			$0.31	N/A
Diluted	$0.20	N/A			$0.30	N/A

Results of Operations for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017
Total Revenue
Total revenue increased during the three and nine months ended September 30, 2018 compared to the comparable prior periods primarily due to an increase in transaction fees. During the three and nine months ended September 30, 2018, transaction volume increased by 33% and 38%, respectively, compared to the comparable 2017 periods.
The impact of higher transaction volume was offset by a decrease in transaction fees earned per dollar originated from 7.26% during the three months ended September 30, 2017 to 6.91% during the same period in 2018. Similarly, transaction fees earned per dollar originated declined from 7.44% during the nine months ended September 30, 2017 to 6.88% during the same period in 2018.
Loans with lower interest rates or other promotional features, such as deferred interest loans, generally carry relatively higher transaction fee rates. Conversely, loans with higher interest rates and fewer promotional features generally carry relatively lower transaction fee rates. The mix of loans offered by merchants generally varies by merchant category. Therefore, as the mix of merchants evolves over time, the mix of loan products and transaction fees will evolve accordingly. In the three and nine months ended September 30, 2018, relative to the same periods in 2017, we facilitated a larger volume of loans with higher annual percentage yields, resulting in the decrease in transaction fees earned per dollar originated. Despite this trend, our transaction fee rate increased to 6.91% in the three months ended September 30, 2018 from 6.84% in the three months ended June 30, 2018.
The increase in servicing and other revenue was primarily attributable to the increase in our loan servicing portfolio. We earn fixed servicing fees from our Bank Partners on this portfolio.
Cost of Revenue (exclusive of depreciation and amortization expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Origination related	$7,463	$5,877	$19,674	$15,727
Servicing related	9,065	6,571	26,013	17,764
Fair value change in FCR liability	18,846	9,588	59,582	35,037
Total cost of revenue (exclusive of depreciation and amortization expense)	$35,374	$22,036	$105,269	$68,528
Origination related
Origination related expenses increased by 27% and 25%, respectively, in the three and nine months ended September 30, 2018 compared to the comparable prior periods, which supported our 33% and 38% period over period transaction volume growth. Notable costs included those related to our customer service staff that supports Bank Partner loan originations, credit and identity verification, loan document delivery, origination losses and transaction processing.
Servicing related
Servicing related expenses increased by 38% and 46%, respectively, in the three and nine months ended September 30, 2018 compared to the comparable prior periods, in line with our loan servicing portfolio growth and primarily reflective of the cost of our personnel (including dedicated call center personnel), printing and postage.

Fair value change in FCR liability
The following table reconciles the beginning and ending measurements of our FCR liability and highlights the activity that drove the increases in the fair value change in FCR liability included in our cost of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Beginning balance	$107,047	$76,319	$94,148	$68,064
Receipts	38,520	30,675	100,355	75,014
Settlements	(47,211)	(33,830)	(136,883)	(95,363)
Fair value changes recognized in cost of revenue	18,846	9,588	59,582	35,037
Ending balance	$117,202	$82,752	$117,202	$82,752
FCR related receipts were $38.5 million during the three months ended September 30, 2018, an increase of $7.8 million, or 26%, compared to the same period in 2017. A portion of the increase was related to cash proceeds from transfers of Charged-Off Receivables of $9.0 million during the three months ended September 30, 2018 compared to $5.9 million in the same period in 2017. The remaining increase in receipts was primarily attributable to incentive payments from Bank Partners, which were driven by growth in our loan servicing portfolio.
More specifically as it relates to incentive payments, $0.5 million and $2.0 million of recoveries related to previously charged-off Bank Partner loans were included in our incentive payments received during the three months ended September 30, 2018 and 2017, respectively. Further, during the three months ended September 30, 2018 and 2017, we collected $3.9 million and $0.5 million, respectively, of recoveries on behalf of the Charged-Off Receivables investors, which are not included in the receipts amount in the above table.
FCR related receipts were $100.4 million during the nine months ended September 30, 2018, an increase of $25.3 million, or 34%, compared to the same period in 2017. A portion of the increase was related to cash proceeds from transfers of Charged-Off Receivables of $19.0 million during the nine months ended September 30, 2018 compared to $5.9 million in the same period in 2017. The remaining increase in receipts was primarily attributable to incentive payments from Bank Partners, which were driven by growth in our loan servicing portfolio.
More specifically as it relates to incentive payments, $2.5 million and $7.1 million of recoveries related to previously charged-off Bank Partner loans were included in our incentive payments received during the nine months ended September 30, 2018 and 2017, respectively. Further, during the nine months ended September 30, 2018 and 2017, we collected $10.5 million and $0.5 million, respectively, of recoveries on behalf of the Charged-Off Receivables investors, which are not included in the receipts amount in the above table.
Settlements, which represent the remittance to our Bank Partners of previously billed, but uncollected finance charges for loans that were paid off within the promotional period, increased $13.4 million and $41.5 million, respectively, or 40% and 44%, respectively, in the three and nine months ended September 30, 2018, compared to the same periods in 2017. Settlement activity increased primarily as a result of continued growth in deferred interest loan products in our loan servicing portfolio.
Fair value changes in our FCR liability increased $9.3 million and $24.5 million, respectively, or 97% and 70%, respectively, in the three and nine months ended September 30, 2018, compared to the same periods in 2017. As of September 30, 2018, we had $146.8 million of billed finance charges on loans in promotional status, an increase of $45.0 million, or 44%, compared to $101.8 million as of September 30, 2017.
The impact of having more finance charges subject to reversal during both 2018 periods, was partially offset by a lower assumed weighted average future reversal rate of billed finance charges of 88.9% as of September 30, 2018, compared to 89.7% as of September 30, 2017. The assumed reversal rates are reflective of the continued strong correlation between the high credit and income quality of our consumers and their propensity to pay off loans during their promotional periods.

Compensation and benefits
Compensation and benefits expense decreased for the three months ended September 30, 2018 compared to the same period in 2017. Although average headcount for employees not included in cost of revenue increased 24% quarter over quarter from 357 to 442, we had an overall favorable annual bonus expense variance for the three months ended September 30, 2018 compared to the same period in 2017 of $0.9 million, which is reflective of a greater emphasis placed on short-term cash incentives in 2017 compared to 2018. Further, the compensation and benefits expense variance for the three months ended September 30, 2018 compared to the prior period was favorably impacted by an incremental expense benefit of $1.2 million due to an increase in capitalized internally-developed software.
The increase during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to increased headcount. Headcount for employees not included in cost of revenue averaged 411 in the nine months ended September 30, 2018 compared to 340 in the same period in 2017, an increase of 21%. The headcount effect was partially offset by an incremental expense benefit of $2.7 million in the nine months ended September 30, 2018 compared to the same period in 2017 due to an increase in capitalized internally-developed software.
Share-based compensation expense is included in compensation and benefits expense. See Note 10 to the Unaudited Consolidated Financial Statements included in Part I, Item 1 for discussion of unrecognized compensation costs related to share-based compensation awards as of September 30, 2018, and the weighted average remaining service period over which those costs will be recognized, which will impact compensation and benefits expense in future periods.
Sales and marketing
Increases in sales and marketing expense during the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily due to an increase in trade show attendance and advertising fees, as well as personnel travel expenses. These expenditures reflect our continued efforts to increase brand recognition and communicate our program benefits to new and prospective merchants.
Property, office and technology
Increases in property, office and technology expense during the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily driven by increases of $0.4 million and $1.0 million, respectively, in hosting and software licensing and subscription costs and increases of $0.7 million and $1.0 million, respectively, associated with technology consulting expense.
Depreciation and amortization
Increases in depreciation and amortization expense during the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily driven by increases over time in capitalized internally-developed software and increases over time in depreciation expense from our growing infrastructure needs.
General and administrative
General and administrative expense decreased during the three and nine months ended September 30, 2018 compared to the same periods in 2017. The decrease during the three months ended September 30, 2018 compared to the same period in 2017 was primarily related to greater financial guarantee expense associated with our Bank Partner relationships in the third quarter of 2017 of $0.9 million.
The decrease during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to $2.0 million in financial advisory fees incurred in 2017 in connection with increasing one of our Bank Partner funding commitments, as well as a $0.4 million decrease in financial guarantee expense associated with our Bank Partner relationships. These decreases were partially offset by $1.1 million in third party costs, including debt arrangement costs, associated with the amendment of our Credit Agreement (as defined below) incurred during 2018 and increases in accounting, legal and insurance costs of $0.5 million during the nine months ended September 30, 2018 compared to the same period in 2017 attributable to the costs of the Reorganization Transactions and being a public company.

Related party expenses
Decreases in related party expense during the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily driven by $2.6 million in fees incurred during the third quarter of 2017 to pay an affiliate of one of the members of the board of managers in connection with finalizing our August 2017 term loan transaction. These costs were not directly attributable to the term loan and, therefore, were expensed as incurred, rather than deferred against the term loan balance. This activity was partially offset by fees incurred in the three and nine months ended September 30, 2018 totaling $0.4 million and $0.4 million, respectively, related to executive search and recruiting services.
Other income/(expense), net
Changes in total other expense, net during the three and nine months ended September 30, 2018 compared to the same periods in 2017, were primarily due to the below.
Interest expense incurred in the three and nine months ended September 30, 2018 and 2017 primarily related to our term loan that was established in August 2017 and amended in March 2018. The interest expense incurred in the 2017 period was lower primarily due to the timing of the term loan transaction in the latter part of the third quarter of 2017.
Interest income increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017, due to a higher average interest earning cash balance, partially offset by a lower average gross balance of loan receivables held for sale, the latter of which was primarily driven by higher sales of loan receivables held for sale during both 2018 periods.
Other losses were less for the three and nine months ended September 30, 2018 compared to the same periods in 2017, primarily due to higher proceeds from transfers of Charged-Off Receivables during the 2018 periods, as well as debt extinguishment costs of $0.3 million incurred during 2017 upon termination of the Initial Credit Facility and less fair value adjustments in 2018 on our servicing liabilities. These items were partially offset by higher charge-offs on loan receivables held for sale during both 2018 periods.
See Note 7 to the Unaudited Consolidated Financial Statements included in Part I, Item 1 for additional information regarding our borrowings.
Tax expense
Prior to the Reorganization Transactions and the IPO, the Company was not subject to corporate income taxation and, thus, did not have any corporate income tax expense in 2017. Therefore, a comparison of the three and nine months ended September 30, 2018 versus the same periods in 2017 is not meaningful. The income tax expense recorded during the three and nine months ended September 30, 2018 reflects the expected tax expense on the net earnings related to GreenSky, Inc.'s economic interest in GS Holdings.
Net income attributable to noncontrolling interests
Prior to the Reorganization Transactions and IPO, we did not account for noncontrolling interests. Beginning on May 24, 2018, we attributed income to the Continuing LLC Members based on their economic interest in GS Holdings, which was 68.7% as of September 30, 2018. Therefore, a comparison of the three and nine months ended September 30, 2018 versus the same periods in 2017 is not meaningful.

Financial Condition Summary
The following table presents summarized unaudited consolidated balance sheet data as of the dates indicated:

	September 30, 2018	December 31, 2017	% Change

Cash	$294,336	$224,614	31%
Restricted cash	160,909	129,224	25%
Loan receivables held for sale, net	14,765	73,606	(80)%
Accounts receivable, net	18,623	18,358	1%
Related party receivables	122	218	(44)%
Property, equipment and software, net	9,768	7,848	24%
Deferred tax assets, net	297,983	—	N/A
Other assets	4,989	9,021	(45)%
Total assets	$801,495	$462,889	73%

Accounts payable	$6,134	$6,845	(10)%
Accrued compensation and benefits	5,525	7,677	(28)%
Other accrued expenses	1,013	1,606	(37)%
Finance charge reversal liability	117,202	94,148	24%
Term loan	387,401	338,263	15%
Tax receivable agreement liability	255,823	—	N/A
Related party liabilities	937	1,548	(39)%
Other liabilities	39,649	38,841	2%
Total liabilities	813,684	488,928	66%

Total temporary equity	—	430,348	N/A
Total permanent equity (deficit)	(12,189)	(456,387)	(97)%
Total liabilities, temporary equity and permanent equity (deficit)	$801,495	$462,889	73%
Changes in the composition and balance of our assets and liabilities during the nine months ended September 30, 2018 were principally attributable to cash, restricted cash, loan receivables held for sale, our term loan, the impact of the TRA and the FCR liability. The change in cash and restricted cash is discussed within "Liquidity and Capital Resources," which appears later within this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Loan receivables held for sale decreased primarily due to three sales during the nine months ended September 30, 2018 totaling $108.3 million, and were further reduced by customer payments of $18.7 million. These decreases were partially offset by purchases of loan receivables held for sale of $70.8 million.
The increase in deferred tax assets was primarily a result of the Company having recognized a net deferred tax asset in the amount of $245.8 million associated with the basis difference in our investment in GS Holdings in connection with the IPO and Reorganization Transactions. During the nine months ended September 30, 2018, we also recognized $57.1 million of deferred tax assets related to additional tax basis increases generated from expected future payments under our TRA (as discussed in "Liquidity and Capital Resources") and related deductions for imputed interest on such payments. The deferred tax asset was reduced by income tax expense of $5.0 million during the nine months ended September 30, 2018.
Total liabilities increased by $324.8 million, primarily due to a tax receivable agreement liability of $255.8 million associated with the deferred tax asset discussed above, the $50.1 million impact of the modification of our term loan in March 2018, and an increase in our FCR liability of $23.1 million. The FCR liability increase is indicative of an increase in deferred interest loan originations during the 2018 period compared to prior periods and is analyzed in further detail throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.
The change in temporary equity was principally due to the IPO, which eliminated the redeemable aspect of the former GS Holdings Class B and C units, as discussed in more detail in Note 16 to the Unaudited Consolidated Financial Statements included in Part I, Item 1.
Total temporary and permanent equity increased primarily due to net income of $105.1 million and the impact of deferred tax adjustments related to our TRA with the Continuing LLC Members of $47.1 million, which represented the net impact of an increase in deferred tax assets of $302.9 million and increase in liabilities of $255.8 million. These impacts were partially offset by distributions of $138.7 million.
Liquidity and Capital Resources
Our principal source of liquidity is cash generated from operations. Cash and restricted cash totaled $455.2 million as of September 30, 2018, an increase of $101.4 million from December 31, 2017. Restricted cash, which had a balance of $160.9 million as of September 30, 2018 compared to a balance of $120.3 million as of September 30, 2017, is not available to us to fund operations or for general corporate purposes. Cash flow activities for the nine months ended September 30, 2018 consisted of $203.4 million of cash generated from operations, partially offset by $4.8 million of cash used for capital expenditures and $97.2 million of cash used for financing activities. Financing activity outflows were highlighted by equity redemptions and distributions to members, offset by proceeds from our IPO and debt refinancing.
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

	Nine Months Ended September 30,
	2018	2017

Net cash provided by operating activities	$203,421	$67,585
Net cash used in investing activities	$(4,849)	$(2,575)
Net cash used in financing activities	$(97,165)	$(67,542)
Our restricted cash balance totaled $160.9 million as of September 30, 2018, and was comprised of three components: $91.2 million represented the amounts that we have escrowed with Bank Partners as limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses; $44.7 million represented an additional restricted cash balance that we maintained for certain Bank Partners related to our FCR liability; and $25.0 million represented certain custodial in-transit loan funding and consumer borrower payments that we were restricted from using for our operations. The restricted cash balances related to our FCR liability and our custodial balances were not included in our evaluation of restricted cash usage, as these balances are not held as part of a financial guarantee arrangement. See Note 12 to the Unaudited Consolidated Financial Statements included in Part I, Item 1 for additional information on our restricted cash held as escrow with Bank Partners.
Cash provided by operating activities
Cash flows provided by operating activities were $203.4 million during the nine months ended September 30, 2018 compared to $67.6 million during the same period in 2017. Net income of $105.1 million and $98.8 million for the 2018 and 2017 periods, respectively, was adjusted for certain non-cash items of $15.5 million and $8.0 million, respectively, which were predominantly related to depreciation and amortization, equity-based expense, provision for bad debt and deferred tax expense.
The primary sources of operating cash during the nine months ended September 30, 2018 and 2017 were earnings and increases in our FCR liability of $23.1 million and $14.7 million, respectively, which were largely the result of increases in originations of promotional loans. An additional $58.7 million source of cash in the 2018 period was related to loan receivables held for sale, for which our net receipts from customer payments and loan sales well exceeded our purchases during the period. Comparatively, loan receivables held for sale drove a $63.6 million use of cash in the 2017 period. The principal difference between the 2018 and 2017 periods was a significant variance in proceeds received from sales of loan receivables held for sale of $90.4 million.
In addition, lower purchases of loan receivables held for sale during the nine months ended September 30, 2018 compared to the 2017 period is reflective of the expansion of our Bank Partner network and modification of their credit policies, enabling them to purchase these receivables. Finally, an additional source of cash in the nine months ended September 30, 2017 compared to the same period in 2018 was primarily related to transaction processing liabilities.
Cash used in investing activities
Detail of the cash used in investing activities is included below for each period (dollars in millions).

	Nine Months Ended September 30,
	2018	2017

Software	$3.9	$0.9
Computer hardware	0.6	0.8
Leasehold improvements	0.1	0.4
Furniture	0.2	0.5
Purchases of property, equipment and software	$4.8	$2.6
We had net cash used in investing activities of $4.8 million during the nine months ended September 30, 2018 compared to $2.6 million for the same period in 2017. The higher spend in the 2018 period was primarily related to an increase in software expenditures, most of which were capitalized costs related to internally-developed software. This outflow was partially offset by a decrease in infrastructure expenditures in 2018 as we did not have any material changes to our leased premises during the current period.
Cash used in financing activities
Our financing activities in the periods presented consisted of equity and debt related transactions and distributions, including the impact of our IPO. GS Holdings makes tax distributions based on the estimated tax payments that its members are expected to have to make during any given period (based upon various tax rate assumptions) and typically are paid in January, April, June and September of each year. Special GS Holdings distributions are also possible, which also occurred in 2018.
We had net cash used in financing activities of $97.2 million during the nine months ended September 30, 2018 compared to net cash used in financing activities of $67.5 million during the same period in 2017. In the 2018 period, we contemporaneously settled the $349.1 million outstanding principal balance on our original term loan with the issuance of a $400.0 million modified term loan, net of an original issuance discount of $1.0 million. These net proceeds were offset by distributions of $141.0 million and equity transaction costs of $3.9 million paid in the 2018 period.
The cash used in financing activities during the nine months ended September 30, 2017 was primarily related to distributions of $405.7 million and $7.9 million of debt issuance costs associated with the original term loan. The significant difference in distributions paid in 2017 compared to 2018, was mostly attributable to a special distribution made from the proceeds from our original term loan.
See Note 7 to the Unaudited Consolidated Financial Statements included in Part I, Item 1 for additional information on our borrowings.
Term loan and revolving loan facility
On August 25, 2017, GS Holdings entered into a Credit Agreement, which was amended on March 29, 2018 ("Amended Credit Agreement”). The Amended Credit Agreement provides for a $400.0 million term loan, the proceeds of which were used, in large part, to settle the outstanding principal balance on the $350.0 million term loan previously executed under the Credit Agreement in August 2017, and includes a $100.0 million revolving loan facility. The Credit Facility is guaranteed by GS Holdings’ significant subsidiaries, including GSLLC, and are secured by liens on substantially all of the assets of GS Holdings and the guarantors. Interest on the loans can be based either on a “Eurodollar rate” or a “base rate” and fluctuates dependent upon a “first lien net leverage ratio.” The Amended Credit Agreement contains a variety of covenants, certain of which are designed to limit the ability of GS Holdings to make distributions on, or redeem, its equity interests unless, in general, either (a) its “first lien net leverage ratio” is no greater than 2.00 to 1.00, or (b) the funds used for the payments come from certain sources (such as retained excess cash flow and the issuance of new equity) and its “total net leverage ratio” is no greater than 3.00 to 1.00. In addition, during any period when 25% or more of our revolving facility is utilized, it is required to maintain a “first lien net leverage ratio” no greater than 3.50 to 1.00. There are various exceptions to these restrictions, including, for example, exceptions that enable us to pay our operating expenses and to make certain GS Holdings tax distributions. The $400.0 million term loan matures on March 29, 2025, and the revolving loan facility matures on March 29, 2023.
The revolving loan facility, inclusive of a $10.0 million letter of credit issued in March 2018 under the amendment of our Amended Credit Agreement, was not drawn as of September 30, 2018 and is available to fund future needs of GS Holdings’ business.
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
We and GS Holdings entered into a TRA with the "TRA Parties" (which are the equity holders of the Former Corporate Investors, the Exchanging Members, the Continuing LLC Members and any other parties receiving benefits under the TRA), whereby we agreed to pay to those parties 85% of the amount of cash tax savings, if any, in United States federal, state and local taxes that we realize or are deemed to realize as a result of these increases in tax basis, increases in basis from such payments, and deemed interest deductions arising from such payments. Refer to our Final IPO Prospectus for further discussion of the TRA.
Due to the uncertainty of various factors, the likely tax benefits we will realize as a result of our purchase of Holdco Units from the Exchanging Members, our acquisition of the equity of certain of the Former Corporate Investors or any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement, or the resulting amounts we are likely to pay out to the TRA Parties pursuant to the TRA are also uncertain. However, we expect that such payments will be substantial and may substantially exceed the tax receivable liability of $255.8 million as of September 30, 2018.
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
Contractual Obligations
Our principal commitments consisted of obligations under our outstanding term loan and operating leases for office facilities. The following table summarizes our commitments to settle contractual obligations in cash as of the date presented.

September 30, 2018	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan(1)	$398,000	$4,000	$8,000	$8,000	$378,000
Interest payments on term loan(2)	137,896	21,847	43,033	42,152	30,864
Revolving loan facility fees(3)	1,684	375	750	559	—
Operating leases(4)	16,799	3,694	7,686	4,877	542
Total contractual obligations	$554,379	$29,916	$59,469	$55,588	$409,406

(1)	The principal balance of the term loan is repaid on a quarterly basis at an amortization rate of 0.25% per quarter, with the balance due at maturity.

(2)	Variable interest payments on our term loan are calculated based on the interest rate as of September 30, 2018 and the scheduled maturity of the underlying term loan.

(3)
Amounts presented reflect a quarterly commitment fee rate of 0.375% per annum, and assume that the entire $100 million revolving loan facility is unused (the conditions that existed as of period end) for the duration of the agreement, which matures on March 29, 2023.

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

The payments that we may be required to make under the TRA to the TRA Parties may be significant and are not reflected in the contractual obligations tables set forth above. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” in our Final IPO Prospectus for more details. Also, refer to Part II, Item 1A "Risk Factors - Risks Related to Our Organizational Structure" within this Form 10-Q.
Off-Balance Sheet Arrangements
We did not have any material off-balance sheet arrangements as of September 30, 2018 or December 31, 2017.
Contingencies
From time to time, we may become a party to civil claims and lawsuits arising in the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated, which requires management judgment. As of September 30, 2018 and December 31, 2017, we were not a party as a defendant to any litigation that we believed was material and did not record any provision for liability during those periods. Should any of our estimates or assumptions change or prove to be incorrect, it could have a material adverse impact on our business.
Recently Adopted or Issued Accounting Standards
See “Recently Adopted Accounting Standards” and "Accounting Standards Issued, But Not Yet Adopted" in Note 1 to the Unaudited Consolidated Financial Statements included in Part I, Item 1 for additional information.
Critical Accounting Policies and Estimates
There have been no significant changes to the accounting policies that we believe are the most critical to an understanding of our unaudited results of operations and financial condition that were disclosed in our Final IPO Prospectus.

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
Loan receivables held for sale. Changes in U.S. interest rates affect the interest earned on our cash and could impact the market value of loan receivables held for sale. A hypothetical 100 basis points increase in interest rates may have resulted in a decrease of $0.4 million and $2.0 million in the carrying value of our loan receivables held for sale as of September 30, 2018 and December 31, 2017, respectively. Alternatively, a 100 basis points decrease in interest rates would not have impacted the reported value of our loan receivables held for sale, as they are carried at the lower of cost or fair value. Since we typically sell loan receivables held for sale at par to our Bank Partners, which is indicative of our short-term holding period, we do not expect interest rate risk to be a material risk to our operations. As of September 30, 2018 and December 31, 2017, the weighted average age of our loan receivables held for sale based on the origination date relative to the respective reporting date was approximately 3 months and 11 months, respectively.

Term loan. Interest rate fluctuations expose our variable-rate term loan, which consisted of our $350.0 million term loan under our Credit Agreement as of December 31, 2017 and our $400.0 million term loan under our Amended Credit Agreement as of September 30, 2018, to changes in interest expense and cash flows. The $350.0 million term loan had a maturity date of August 25, 2024, which was extended to March 29, 2025 for the $400.0 million term loan. Based on an outstanding principal balance on our $350.0 million term loan of $349.1 million as of December 31, 2017, and on our $400.0 million term loan of $398.0 million as of September 30, 2018, and accounting for our scheduled quarterly principal balance repayments, a hypothetical 100 basis point increase in the one-month LIBOR rate would result in an increase in annualized interest expense of $3.5 million and $4.0 million, respectively.
Credit risk
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from consumer default when consumers are unable or unwilling to meet their financial obligations. We expect our credit loss rate to stay relatively constant over time; however, our portfolio may change as we look for additional opportunities to generate attractive risk-adjusted returns for our Bank Partners. Our Bank Partners own and bear substantially all of the credit risk on their wholly-owned loan portfolios. We have full credit risk exposure as it relates to our loan receivables held for sale.
We regularly assess and monitor the credit risk exposure of our Bank Partners. This commences with the credit application process on our platform, during which a credit decision is rendered to a customer immediately based on preset underwriting standards provided by our Bank Partners. In rendering this decision, we generally obtain certain information provided by the applicant and a credit report from one of the major credit bureaus. Further, on behalf of our Bank Partners as part of our obligation as the loan servicer, we try to mitigate portfolio credit losses through our collection efforts on past due amounts. For loans wholly owned by our Bank Partners, our credit risk exposure impacts the amount of FCR receipts and, therefore, the amount of fair value change in our FCR liability, as well as our potential escrow usage, which represented a weighted average target rate of 1.3% of the total outstanding principal balance as of September 30, 2018.
Based on our FCR receipts during the three and nine months ended September 30, 2018, and holding all other inputs constant (namely, the size of our loan portfolio and settlement activity), a hypothetical 100 basis point increase in portfolio credit losses would have resulted in increases of $15.4 million and $41.0 million, respectively, in the fair value of our FCR liability, which is recorded within cost of revenue. Further, such an increase in credit losses would have caused us to incur additional general and administrative expense of $0.3 million and $2.2 million for the three and nine months ended September 30, 2018, respectively, related to Bank Partner escrow utilization.
We bear all of the credit risk associated with the receivables that we hold for sale. This portfolio was highly diversified across 2,318 and 5,428 consumer loans as of September 30, 2018 and December 31, 2017, respectively, without significant individual exposures. Based on our $14.8 million and $73.6 million loan receivables held for sale balance as of September 30, 2018 and December 31, 2017, respectively, a hypothetical 100 basis point increase in portfolio credit losses would have resulted in lower annualized earnings of $0.1 million and $0.7 million, respectively.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2018, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We rely on our Bank Partners to originate all of the loans made through the GreenSky program. Our four largest Bank Partners: SunTrust Bank, Regions Bank, Fifth Third Bank and Synovus Bank, provided approximately 88% of the commitments to originate loans as of September 30, 2018. We have entered into separate loan origination agreements and servicing agreements with each of our Bank Partners. The loan origination agreements generally contain customary termination provisions that allow our Bank Partners to terminate the agreement upon certain events including, among other things, our breach of the loan origination agreement or servicing agreement, underperformance of loan portfolios or regulatory requirements, and certain loan origination agreements, including loan origination agreements with certain of our largest Bank Partners, entitle the Bank Partner to terminate the agreement for convenience. Our servicing agreements with our Bank Partners generally contain customary termination provisions that allow our Bank Partners to terminate our servicing of loans under the agreement upon certain events including, among other things, our breach of the loan origination agreement or servicing agreement. If any of our largest Bank Partners were to terminate their agreements with us, it would have a material adverse effect on our business.
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
A substantial majority of our total revenue is generated from the transaction fees that we receive from our merchants and, to a lesser extent, servicing and other fees that we receive from our Bank Partners in connection with loans made by our Bank Partners to the customers of our merchants. Approximately 85% of our total revenue for the nine months ended September 30, 2018 and 86% of our total revenue for the full year 2017 was generated from transaction fees paid to us by our merchants. To attract and retain merchants, we market our program to them on the basis of a number of factors, including financing terms, the flexibility of promotional offerings, approval rates, speed and simplicity of loan origination, service levels, products and services, technological capabilities and integration, customer service, brand and reputation.
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
Based upon current commitment levels, our four largest Bank Partners are SunTrust Bank, Regions Bank, Fifth Third Bank and Synovus Bank. As of September 30, 2018, they provided approximately 88% of the overall commitments to originate loans through our program. If any of our larger Bank Partners, or a substantial number of our smaller Bank Partners, were to suspend, limit or otherwise terminate their relationships with us, it would have a material adverse effect on our business. If we need to enter into arrangements with a different bank to replace one of our Bank Partners, we may not be able to negotiate a comparable alternative arrangement.

A large percentage of our revenue is concentrated with our top ten merchants, and the loss of a significant merchant could have a negative impact on our operating results.
Our top ten merchants (including certain groups of affiliated merchants) accounted for an aggregate of 28% of our total revenue in the nine months ended September 30, 2018 and 30% for the full year 2017. The Home Depot is our most significant single merchant and represented approximately 6% of total revenue in the nine months ended September 30, 2018 and 6% for the full year 2017. In addition, affiliates of Renewal by Andersen, our largest Sponsor, represented together approximately 18% of total revenue in the nine months ended September 30, 2018 and approximately 19% for the full year 2017. Our agreement with Renewal by Andersen provides that Renewal by Andersen will promote the GreenSky program through notifying its dealers of the availability of the GreenSky program and providing them ancillary materials. Our agreement also provides that we will provide Renewal by Andersen a rebate if certain financing goals are met. Both parties have the right to terminate the agreement generally upon 90-days notice. If Renewal by Andersen terminates the agreement, Renewal by Andersen dealers would not be obligated to terminate their participation in the GreenSky program, although they could choose to do so. We expect to have significant concentration in our largest merchant relationships for the foreseeable future. In the event that (i) The Home Depot or one or more of our other significant merchants, or groups of merchants, or (ii) Renewal by Andersen or one or more of our other significant Sponsors, and their dealers, terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the GreenSky program would decline, which would materially adversely affect our business and, in turn, our revenue.
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
We hold some of the receivables underlying the loans originated by our Bank Partners, which we refer to as “R&D Receivables” and which are designated as loan receivables held for sale on our Unaudited Consolidated Balance Sheets. As of September 30, 2018, we had $14.8 million in loan receivables held for sale, net. Generally, we hold R&D Receivables that we purchase from an originating Bank Partner with the intent to hold the loan receivables only for a short period of time before we can transfer the loan receivables to a Bank Partner following its expansion of a new credit policy. Our objective is to hold these receivables only until we have enough experience with the particular products or industry verticals for our Bank Partners to purchase the receivables. However, there is no assurance that our Bank Partners will expand their underwriting criteria and purchase the receivables underlying these loans and, during the period that we own the receivables, we bear the entire credit risk in the event that the borrowers default. In addition, we are obligated to purchase from our Bank Partners the receivables underlying any loans that were approved in error or otherwise involved customer or merchant fraud. Our ownership of receivables also requires us to commit or obtain corresponding funding. In addition, non-performance, or even significant underperformance, of the loan receivables held for sale that we own could have a materially adverse effect on our business.
We are subject to certain additional risks in connection with promotional financing offered through the GreenSky program.
Many of the loans originated by our Bank Partners provide promotional financing in the form of low or deferred interest. When a deferred interest loan is paid in full prior to the end of the promotional period (typically six to 24 months), any interest that has been billed on the loan by our Bank Partner to the consumer is reversed, which triggers an obligation on our part to make a payment to the Bank Partner that made the loan in order to fully offset the reversal (each event, a FCR). We record a FCR liability on our balance sheet for interest billed during the promotional period that is expected to be reversed prior to the end of such period. As of September 30, 2018, this liability was $117.2 million, up from $94.1 million as of December 31, 2017. See Note 3 to the Unaudited Consolidated Financial Statements included in Part I, Item 1 for further information. If the rate at which deferred interest loans are paid in full prior to the end of the promotional period increases, resulting in increased payments by us to our Bank Partners, it would adversely affect our business.
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
We are a holding company and have no material assets other than our deferred tax assets and our equity interest in GS Holdings, which has the sole equity interest in GSLLC. We have no independent means of generating revenue or cash flow. We have determined that GS Holdings is a VIE and that we are the primary beneficiary of GS Holdings. Accordingly, pursuant to the VIE accounting model, we began consolidating GS Holdings in our consolidated financial statements following the IPO closing. In the event of a change in accounting guidance or amendments to the operating agreement of GS Holdings resulting in us no longer having a controlling interest in GS Holdings, we may not be able to continue consolidating its results of operations with our own, which would have a material adverse effect on our results of operations.
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
The owners of the Class B common stock owned the vast majority of the combined voting power of our Class A and Class B common stock as of September 30, 2018. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership of us. This concentration of ownership may delay or deter possible changes in control of our Company, which may reduce the value of an investment in our Class A common stock. So long as they continue to own a significant amount of our combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.
In addition, the owners of the Class B common stock, as Continuing LLC Members, owned approximately 69% of the Holdco Units as of September 30, 2018. Because they hold their economic ownership interest in our business through GS Holdings, rather than GreenSky, Inc., these existing unit holders may have conflicting interests with holders of our Class A common stock. For example, the Continuing LLC Members may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRA. In addition, the structuring of future transactions may take into account the tax considerations of the Continuing LLC Members even where no similar benefit would accrue to us. It is through their ownership of Class B common stock that they may be able to influence, if not control, decisions such as these.
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
We entered into the TRA with the TRA Parties that will provide for the payment by us of 85% of the amount of cash savings, if any, in United States federal, state and local income tax that we realize or are deemed to realize as a result of (i) the tax basis adjustments referred to above, (ii) any incremental tax basis adjustments attributable to payments made pursuant to the TRA, and (iii) any deemed interest deductions arising from payments made by us pursuant to the TRA. While the actual amount of the adjusted tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the basis of our proportionate share of GS Holdings’ assets on the dates of exchanges, the timing of exchanges, the price of shares of our Class A common stock at the time of each exchange, the extent to which such exchanges are taxable, the deductions and other adjustments to taxable income to which GS Holdings is entitled, and the amount and timing of our income, we expect that during the anticipated term of the TRA, the payments that we may make could be substantial. Payments under the TRA may give rise to additional tax benefits and, therefore, to additional potential payments under the TRA. In addition, the TRA provides for interest accrued from the due date (without extensions) of the corresponding tax return for the taxable year with respect to which the payment obligation arises to the date of payment under the TRA. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with the purchase of Holdco Units in connection with the IPO and future exchanges of Holdco Units (and automatic cancellation of an equal number of shares of Class B common stock) as described above (assuming such future exchanges occurred at September 30, 2018) would aggregate to approximately $978.9 million over 15 years from September 30, 2018 based on the closing price on September 28, 2018 of $18.00 per share of our Class A common stock. Under such scenario, assuming future payments are made on the date each relevant tax return is due, without extensions, we would be required to pay approximately 85% of such amount, or $832.0 million, over the 15-year period from September 30, 2018.
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
The TRA provides that (i) in the event that we materially breach any of our material obligations under the TRA, whether as a result of failure to make any payment, failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the TRA in a bankruptcy or otherwise, (ii) if, at any time, we elect an early termination of the TRA, or (iii) upon certain changes of control of our Company, our (or our successor’s) obligations under the TRA (with respect to all Holdco Units, whether or not such units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions. These assumptions include that (i) we (or our successor) will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits subject to the TRA, (ii) we (or our successor) will utilize (subject to any applicable limitations) any loss carryovers generated by the increased tax deductions and tax basis and other benefits on a pro rata basis through the scheduled expiration date of such loss carryovers, or if such carryforwards do not have an expiration date, over the 15-year period after such carryforwards were generated, and (iii) GS Holdings and its subsidiaries will sell certain nonamortizable assets (and realize certain related tax benefits) no later than a specified date. As a result of the foregoing, if we breach a material obligation under the TRA, if we elect to terminate the TRA early or if we undergo a change of control, we would be required to make an immediate lump-sum payment equal to the present value of the anticipated future tax savings, which payment may be required to be made significantly in advance of the actual realization of such future tax savings, and the actual cash tax savings ultimately realized may be significantly less than the corresponding TRA payments. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. There is no assurance that we will be able to fund or finance our obligations under the TRA. Additionally, the obligation to make a lump sum payment on a change of control may deter potential acquirers, which could negatively affect our stockholders’ potential returns. If we had elected to terminate the TRA as of September 30, 2018, based on the closing price on September 28, 2018 of $18.00 per share of our Class A common stock, and a discount rate equal to 6.16% per annum, compounded annually, we estimate that we would have been required to pay $508.6 million in the aggregate under the TRA.
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
Future sales, or the expectation of future sales, of shares of our Class A common stock, including sales by Continuing LLC Members, could cause the market price of our Class A common stock to decline.
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
After the lock-up agreements expire and assuming the Continuing LLC Members exchange all of their Holdco Units for shares of our Class A common stock, up to an additional 128,826,614 shares of Class A common stock will be eligible for sale in the public market, the majority of which are held by our executive officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 and various vesting agreements. Additionally, certain of our executive officers and directors own options exercisable for shares of Class A common stock.
We intend to file one or more registration statements on Form S-8 under the Securities Act to register shares of our Class A common stock or securities convertible into, or exchangeable for, shares of our Class A common stock issued pursuant to our 2018 Omnibus Incentive Compensation Plan. Any such Form S-8 registration statement automatically will become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market. We expect that the initial registration statement on Form S-8 will cover shares of our Class A common stock. As unvested Class A common stock awards issued pursuant to our 2018

Omnibus Incentive Compensation Plan vest, the market price of our shares of Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On November 5, 2018, we entered into a loan origination agreement (the “Loan Origination Agreement”) and a servicing agreement (“Servicing Agreement”) with BMO Harris Bank N.A (“BMO”). Pursuant to the Loan Origination Agreement, BMO agreed to originate loans through the GreenSky program, and, pursuant to the Servicing Agreement, BMO appointed the Company to service those loans. The term of the Loan Origination Agreement is three years with an option for BMO to renew for four additional one-year periods. The Loan Origination Agreement contains customary termination provisions that allow BMO to terminate the agreement upon certain events including, among other things, our breach of the Loan Origination Agreement or Servicing Agreement or underperformance of loan portfolios or regulatory requirements. The Servicing Agreement contains customary termination provisions that allow BMO to terminate our servicing of loans under the agreement upon certain events including, among other things, our breach of the Loan Origination Agreement or Servicing Agreement.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1*	First Amendment to Second Amended and Restated Operating Agreement of GreenSky Holdings, LLC, dated August 24, 2018
10.2*#	Fourth Amendment to Amended and Restated Co-Branded MasterCard Card Program Agreement with Comdata Inc., dated August 3, 2018
10.3*#	Amendment No. 3 to Second Amended and Restated Loan Origination Agreement with SunTrust Bank, dated September 28, 2018
10.4*#	Amendment No. 5 to Servicing Agreement with Fifth Third Bank, dated September 27, 2018
10.5*#	Fifth Amendment to Servicing Agreement with Synovus Bank, dated September 27, 2018
10.6*#	Sixth Amendment to Loan Origination Agreement with Synovus Bank, dated September 5, 2018
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
#	Confidential treatment requested as to certain portions of this exhibit, which portions have been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENSKY, INC.

November 9, 2018	By	/s/ David Zalik
David Zalik Chief Executive Officer and Chairman of the Board of Directors

GREENSKY, INC.

November 9, 2018	By	/s/ Robert Partlow
Robert Partlow Executive Vice President and Chief Financial Officer