Form 10-K
period 2018-12-31
GreenSky, Inc.
filed 2019-03-15
CIK 1712923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38506
GreenSky, Inc.
(Exact name of registrant as specified in its charter)

Delaware		82-2135346
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
5565 Glenridge Connector, Suite 700, Atlanta, Georgia		30342
(Address of principal executive offices)		(Zip Code)
(678) 264-6105
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:
Class A common stock, $0.01 par value		NASDAQ Stock Market
(Title of each class)		(Name of each exchange on which registered)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of the voting and non-voting common equity of the Registrant held by nonaffiliates as of June 29, 2018: $1,192,694,459
The number of shares outstanding of the Registrant’s Class A common stock as of February 28, 2019 was 61,039,129 shares(1).
(1) Includes 431,127 shares of unvested Class A common stock awards.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on June 6, 2019 are incorporated by reference in Part III.

GreenSky, Inc.
FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, our operations and financial performance. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part I, Item 1A “Risk Factors.” The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I
ITEM 1. BUSINESS
Organization
GreenSky, Inc. (or the "Company," "we," "us" or "our") was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an initial public offering ("IPO") of its Class A common stock and certain Reorganization Transactions in order to carry on the business of GreenSky Holdings, LLC (“GS Holdings”) and its consolidated subsidiaries. GS Holdings, a holding company with no operating assets or operations, was organized in August 2017. On August 24, 2017, GS Holdings acquired a controlling interest in GreenSky, LLC ("GSLLC"), a Georgia limited liability company, which is an operating entity. See Note 1 to the Consolidated Financial Statements in Part II, Item 8 for a detailed discussion of the Reorganization Transactions, as defined in that footnote, and the IPO.
Business Overview
We are a leading U.S.-based technology company Powering Commerce at the Point of SaleSM. Our platform facilitates merchant sales, while reducing the friction and improving the economics associated with a consumer making a purchase and a bank extending financing for that purchase. As of December 31, 2018, we had 14,907 active merchants on our platform, defined as home improvement merchants and healthcare providers that have submitted at least one consumer application during the 12 months ended at the date of measurement. From our inception through December 31, 2018, merchants have used our platform to enable approximately 2.2 million consumers to finance approximately $16.3 billion of transactions with "Bank Partners," defined as federally insured banks that originate loans under the GreenSky program and any other lenders with respect to those loans.
We have developed and have been advancing and refining our proprietary, purpose-built platform to provide significant benefits to our growing ecosystem of merchants, consumers and Bank Partners:

•
Merchants. Merchants using our platform, which presently range from small, owner-operated home improvement contractors and healthcare providers to large national home improvement brands and retailers, rely on us to facilitate low or deferred interest promotional point-of-sale financing and payments solutions that enable higher sales volume. Our platform is designed to provide a seamless experience for our merchants with a mobile-native design that is intuitive and easy to use. Our technology integrates effortlessly with merchants’ existing payments systems, while also allowing merchants to access funds faster.

•
Consumers. Consumers on our platform, who to date primarily have super-prime or prime credit scores, find financing with promotional terms to be an attractive alternative to paying with cash, check, credit card, or general purpose revolving credit, particularly in the case of larger purchases. We provide a completely paperless, mobile-enabled experience that typically permits a consumer to apply and be approved for financing in less than 60 seconds at the point of sale.

•
Bank Partners. We provide our Bank Partners with access to our proprietary technology solution and merchant network, enabling them to build a diversified portfolio of high-quality consumer loans with attractive risk-adjusted yields. Our platform delivers significant loan volume, while requiring minimal upfront investment by our Bank Partners. Furthermore, our program is designed to adhere to the regulatory and compliance standards of our Bank Partners, which has helped us to gain their confidence, allowing them to outsource both loan facilitation and servicing functions to us.

Our platform is powered by a proprietary technology infrastructure that delivers stability, speed, scalability and security. It supports the full transaction lifecycle, including credit application, underwriting, real-time loan allocation to our Bank Partners, document distribution, funding, settlement and servicing, and it can be expanded to additional industry verticals as we scale our business. We have cultivated strong relationships with channel partners (which we refer to as "Sponsors") to amplify the reach of our technology, enabling us to efficiently and cost-effectively onboard large numbers of potential merchants underlying each Sponsor. We offer merchants a platform that they can adopt without friction—including no upfront fees, capital expenditure or onerous systems integration. When our merchants offer our solution at the point of sale, they provide our Bank Partners with cost-effective access to a vast number of consumers. This ecosystem of merchants, consumers and Bank Partners allows us to generate recurring revenues with minimal customer acquisition and marketing costs, resulting in attractive unit economics and strong margins.
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
Seasonality. Our operating results can vary from quarter to quarter as a result of seasonality in consumer spending and payment patterns. Given that our home improvement vertical is a significant contributor to our overall revenue, our revenue growth generally is higher during the second and third quarters of the year as the weather improves, the residential real estate market becomes more active and consumers begin home improvement projects. During these periods, we tend to experience increased loan applications and, in turn, transaction volume. Conversely, our revenue growth generally slows during the first and fourth quarters of the year, as consumer spending on home improvement projects tends to slow leading up to the holiday season and through the winter months. As a result, growth in loan applications and transaction volume also tends to slow during these periods. Unlike the home improvement vertical, the elective healthcare vertical is less susceptible to quarter to quarter seasonality, as the volume of elective healthcare procedures tends to remain relatively constant throughout the year. Therefore, our seasonality trends may vary in the future as we introduce our program to new industry verticals and become less concentrated in the home improvement industry.
The origination related and finance charge reversal components of our cost of revenue also are subject to these same seasonal factors, while the servicing related component of cost of revenue, in particular customer service staffing, printing and posting costs, is not as closely correlated to seasonal volume patterns. As transaction volume increases, the transaction volume related personnel costs, as well as costs related to credit and identity verification, among other activities, increase as well. Further, finance charge reversals are positively correlated to transaction volume in the same period of the prior year. As prepayments on deferred interest loans, which trigger finance charge reversals, typically are highest towards the end of the promotional period, and promotional periods are most commonly 12, 18 or 24 months, finance charge reversal settlements follow a similar seasonal pattern as transaction volumes over the course of a calendar year.
Lastly, we have observed seasonal patterns in consumer credit, which results in lower charge-offs during the second and third quarters of the year. Credit improvement during these periods has a positive impact on the incentive payments we receive from our Bank Partners. Conversely, during the first and fourth quarters of the year, when credit performance is comparably lower, our incentive payment receipts are negatively impacted, which in turn has a negative impact on our cost of revenue.
Our Ecosystem
We have built an entrenched ecosystem of merchants, consumers and Bank Partners. Our platform enables each of these constituents to benefit from enhanced access to each other and to our technology, resulting in a virtuous cycle of increasing engagement and value creation. We believe our ecosystem grows stronger with scale.
Value Proposition to Merchants

•
Increased sales volume. Promotional payment plans and financing solutions make it easier for merchants to sell more goods and services. We have observed that our customizable solution helps merchants increase ticket size and conversion of sales.

•
Seamless integration. We design our solution to deliver instant value, enabling our merchants’ sales associates to use their existing mobile devices to facilitate loans through our platform. We settle payments through a national credit card payment network or through the Automated Clearing House (“ACH”) network, meaning merchants that already accept these types of payments require no systems integration to adopt our platform. This frictionless onboarding makes consumer point-of-sale financing available for merchants of all sizes.

•	Accelerated funding. Our merchants typically receive a sizeable portion of their funding faster than they would if they were paid in installments in a more traditional 30-day billing cycle.

•
Superior customer service. We work creatively and collaboratively to design promotional financing offers that fulfill the needs of our merchants while continuing to improve our solution to appeal to their customers.

Value Proposition to Consumers

•
Superior experience. Because we are able to process an application and approve financing at the point of sale with limited burden on the consumer, our platform enables consumers to “apply and buy” in most cases in less than a minute, utilizing an intuitive mobile interface and paperless loan agreement.

•
Promotional interest rates and terms. The majority of the loans facilitated by our platform carry promotional financing with deferred interest or low-rate terms, an attractive alternative relative to the rates on credit card balances.

•
Enables larger purchases. By allowing merchants to market to their customers by focusing on the monthly cost of their purchases rather than the one-time upfront cash outlays, consumers are able to better budget for larger purchases.

•
Preserves revolving credit availability. Rather than utilizing revolving credit for large purchases, which results in available credit lines being reduced, the loans we facilitate preserve credit card availability for everyday purchases.

Value Proposition to Banks

•
Consumer credit exposure at attractive risk-adjusted yields. We believe loans originated on our platform offer strong net interest margin, credit performance and duration characteristics relative to banks’ other unsecured consumer lending opportunities.

•
Nationally-diversified, small-balance loans. While many of our Bank Partners may traditionally focus on lending opportunities within their geographic footprints, our platform enables them to originate loans in all 50 states and at an average loan size of less than $10,000 as of December 31, 2018, thus creating an efficient mechanism to aggregate a granular, diversified national portfolio.

•
Access to our proprietary technology and merchant network. Over the past decade, we have built and refined our technology platform to deliver significant value to merchants and consumers. We also have cultivated strong relationships with Sponsors and merchants. We believe our Bank Partners would require significant time and investment to build such a technology solution and merchants network themselves.

•
No customer acquisition cost and limited operating expenses. Our platform alleviates the need for our Bank Partners to bear any marketing, software development or technology infrastructure costs to originate loans.

•
Robust compliance framework. We continually refine and upgrade our platform, risk management and servicing capabilities to meet the compliance, documentation and vendor management requirements of our Bank Partners and their regulators.

Our Platform
We believe our platform, powered by proprietary, patent-pending technology, has attributes that create meaningful barriers to entry for other providers attempting to reach the same scale with merchants, consumers and banks. These attributes include:

•	Intuitive user interface. We have designed our digital platform to be simple and easy to use.

•
Paperless application and documentation environment. Our platform auto-populates applications using a mobile device’s location data and a scan of the consumer’s driver license, eliminating unnecessary effort. Once the transaction is approved, a digital loan agreement is delivered in real time, generally back to the same mobile device. The consumer accepts the terms of the agreement electronically, eliminating the need for a physical signature.

•
Capacity to support a wide range of promotional financing solutions. Our technology enables merchants of all sizes and their sales associates to select among several promotional financing solutions based on customer preferences.

•
Significant flexibility and processing capabilities. Our technology stack includes an “Application Tier” (multiple user-facing applications) and a dynamic “Database Tier” (real time algorithmic underwriting and processing functionality, data archiving, lookup and reporting). Together, this results in a comprehensive technology solution that supports the full transaction lifecycle: credit application, loan underwriting, real-time bank loan allocation, borrower loan document distribution, bank loan funding and settlement and all borrower servicing functions.

•
Real time credit decisions and placement with a Bank Partner. We have developed an algorithm that underwrites potential loans against the specified credit criteria of each of our Bank Partners. Once loan applications are underwritten and matched against the Bank Partners’ credit criteria, a proprietary digital “round-robin” system allocates each unique approved loan to a Bank Partner.

•
Automated regulatory compliance. During the underwriting process, our systems instantly check applicants against national databases designed to identify potential money laundering and other “red flags.”

•
Integration into payments network. We settle and fund transactions on a national credit card network or via the ACH system, allowing merchants to adopt our digital platform without any capital expenditure or back-end payment systems integration.

•
System of record and loan servicing. Our technology maintains the system of record for the portfolio of each of our Bank Partners, whereby details of all loans initiated, funded and serviced are maintained in a secure, online, user-accessible environment.

•	Scalable digital platform. Because each feature of our platform is digitally-enabled, we can efficiently adapt to the changing preferences of our constituents and achieve greater scale.
2018 Developments
Specific key developments and results from 2018 include:

–
We added two new Bank Partners. Combined with increases in funding commitments by existing Bank Partners, our aggregate commitments as of December 31, 2018 were $11.8 billion, an increase of $3.8 billion since December 31, 2017;

–
We maintained an attractive consumer profile. For all loans originated on our platform during 2018, the credit-line weighted average consumer credit score was 768. Furthermore, consumers with credit scores over 780 comprised 33% of the Loan Servicing Portfolio as of December 31, 2018 and over 85% of the Loan Servicing Portfolio as of December 31, 2018 consisted of consumers with credit scores over 700;

–	We achieved significant growth over 2017 in each of our key business metrics of active merchants (37%), transaction volume (34%), loan servicing portfolio (36%) and cumulative consumer accounts (43%);

–
We entered into a multi-faceted collaboration with American Express consisting of: (i) a strategic alliance whereby American Express will enable eligible United States merchants that accept American Express and the customers they serve to access the Company’s proprietary point-of-sale financing solutions, (ii) a pilot program (initially within the home improvement category) for direct to consumer loans for eligible American Express consumer Card Members to search for participating merchants within GreenSky's network, and to finance their purchases at participating American Express accepting merchants of their choosing within or outside of GreenSky's merchant network, and (iii) access to American Express vPayment, a virtual payments solution, in order to facilitate purchases via virtual account numbers delivered to approved customers; and

–
Our Board of Directors authorized the repurchase of up to $150 million of the Company's Class A common stock. Subsequently, we repurchased 4.7 million shares of Class A common stock at a cost of $43.9 million during 2018.

Competition
The consumer credit and payments market is highly fragmented and competitive. We face competition from a diverse landscape of consumer lenders, including traditional banks, credit unions and credit card issuers, as well as alternative technology-enabled lenders. Many of our credit and payment competitors are (or are affiliated with) financial institutions with the capacity to hold loans on their balance sheets, increasing the potential profitability of individual consumer relationships. Some of these competitors offer a broader suite of products and services than we do, including retail banking solutions, credit and debit cards and loyalty programs.
We compete for merchants based on a number of key product features, including price, duration, simplicity of loan terms, promotional terms, ease of applying, merchant fees, user experience and time-to-funding. Our existing core unsecured term loan products face competition primarily from home equity lines of credit and general purpose revolving credit cards. Consumers can access these alternatives through a range of traditional and technology-enabled sources. In the future, we may confront increased competition from existing competitors, as many traditional, large-scale consumer lenders are investing in technology to streamline loan application and funding processes. We also expect to face additional competition from current competitors or others who embrace new technologies to significantly change the consumer credit and payment industry.
Significant Customers
Our top ten merchants (including certain groups of affiliated merchants) accounted for an aggregate of 27% of our total revenue during the year ended December 31, 2018. The Home Depot is our most significant single merchant and represented approximately 5% of total revenue during the year ended December 31, 2018. In addition, affiliates of Renewal by Andersen, our largest Sponsor, represented together approximately 19% of total revenue during the year ended December 31, 2018. We expect to have significant concentration in our largest merchant relationships for the foreseeable future. In the event that (i) The Home Depot or one or more of our other significant merchants, or groups of merchants, or (ii) Renewal by Andersen or one or more of our other significant Sponsors, and their dealers, terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the GreenSky program likely would decline, which would materially adversely affect our business and, in turn, our revenue.
Employees
As of December 31, 2018, GreenSky had 1,088 full-time employees, with substantially all located in metropolitan Atlanta, Georgia and Crescent Hills, Kentucky. None of our employees are represented by a labor union, and we believe we have positive relationships with our employees.
Available Information
Our internet address is www.greensky.com. Our internet address is included herein as an inactive textual reference only. The information contained on our website is not incorporated by reference herein and should not be considered part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and amendments to those reports that we file with, or furnish to, the SEC are available free of charge at the Securities and Exchange Commission website, http://www.sec.gov.
ITEM 1A. RISK FACTORS
Our business involves significant risks, some of which are described below. You should carefully review and consider the following risk factors and the other information included in this Annual Report on Form 10-K, including the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Part II, Item 8. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our Class A common stock could decline, and you could lose part or all of your investment. In addition, our business, reputation, revenue, financial condition, results of operations and future prospects also could be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

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
We rely on our Bank Partners to originate all of the loans made through the GreenSky program. Our five largest Bank Partners: BMO Harris Bank, Fifth Third Bank, Regions Bank, SunTrust Bank and Synovus Bank, provided approximately 89% of the commitments to originate loans as of December 31, 2018. We have entered into separate loan origination agreements and servicing agreements with each of our Bank Partners. The loan origination agreements generally contain customary termination provisions that allow our Bank Partners to terminate the agreement upon certain events including, among other things, our breach of the loan origination agreement or servicing agreement, underperformance of loan portfolios or regulatory requirements; and certain loan origination agreements, including loan origination agreements with certain of our largest Bank Partners, entitle the Bank Partner to terminate the agreement for convenience. Our servicing agreements with our Bank Partners generally contain customary termination provisions that allow our Bank Partners to terminate our servicing of loans under the agreement upon certain events including, among other things, our breach of the loan origination agreement or servicing agreement. If any of our largest Bank Partners were to terminate their agreements with us, it would have a material adverse effect on our business.
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
Our Bank Partners also may terminate their agreements with us if we fail to comply with regulatory requirements applicable to them. We are a service provider to our Bank Partners, and, as a result, we are subject to audit by our Bank Partners in accordance with customary practice and applicable regulatory guidance related to management by banks of third-party vendors. We also are subject to the examination and enforcement authority of the federal banking agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, as a bank service company, and are subject to the examination and enforcement authority of the Consumer Financial Protection Bureau (“CFPB”) as a service provider to a covered person under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). It is imperative that our Bank Partners continue to have confidence in our compliance efforts. Any substantial failure, or alleged or perceived failure, by us to comply with applicable regulatory requirements could cause them to be unwilling to originate loans through our program or could cause them to terminate their agreements with us. See “-Risks Related to Our Regulatory Environment.” If we are unsuccessful in maintaining our relationships with our Bank Partners for any of the foregoing reasons, or if we are unable to develop relationships with new Bank Partners, it could have a material adverse effect on our business and our ability to grow.
Our results of operations and continued growth depend on our ability to retain existing, and attract new, merchants and Bank Partners.
A substantial majority of our total revenue is generated from the transaction fees that we receive from our merchants and, to a lesser extent, servicing and other fees that we receive from our Bank Partners in connection with loans made by our Bank Partners to the customers of our merchants. Approximately 84% of our total revenue for the year ended December 31, 2018 was generated from transaction fees paid to us by our merchants. To attract and retain merchants, we market our program to them on the basis of a number of factors, including financing terms, the flexibility of promotional offerings, approval rates, speed and simplicity of loan origination, service levels, products and services, technological capabilities and integration, customer service, brand and reputation.
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
Our failure to retain existing, and attract and retain new, Bank Partners also could materially adversely affect our business and our ability to grow. We market our program to banks on the basis of the risk-adjusted yields available to them and geographic diversity of the loans that they are able to originate through the GreenSky program, as well as the absence of significant upfront and ongoing costs and the general attractiveness of the consumers that use the GreenSky program. Bank Partners have alternative sources for attractive, if not similar, loans, including internal loan generation, and they could elect to originate loans through those alternatives rather than through the GreenSky program.
Based upon current commitment levels, our five largest Bank Partners are BMO Harris Bank, Fifth Third Bank, Regions Bank, SunTrust Bank and Synovus Bank. As of December 31, 2018, they provided approximately 89% of the overall commitments to originate loans through our program. If any of our larger Bank Partners, or a substantial number of our smaller Bank Partners, were to suspend, limit or otherwise terminate their relationships with us, it would have a material adverse effect on our business. If we need to enter into arrangements with a different bank to replace one of our Bank Partners, we may not be able to negotiate a comparable alternative arrangement.
A large percentage of our revenue is concentrated with our top ten merchants, and the loss of a significant merchant could have a negative impact on our operating results.
Our top ten merchants (including certain groups of affiliated merchants) accounted for an aggregate of 27% of our total revenue during the year ended December 31, 2018. The Home Depot is our most significant single merchant and represented approximately 5% of total revenue during the year ended December 31, 2018. In addition, affiliates of Renewal by Andersen, our largest Sponsor, represented together approximately 19% of total revenue during the year ended December 31, 2018. Our agreement with Renewal by Andersen provides that Renewal by Andersen will promote the GreenSky program through notifying its dealers of the availability of the GreenSky program and providing them ancillary materials. Both parties have the right to terminate the agreement generally upon 90-days notice. If Renewal by Andersen terminates the agreement, Renewal by Andersen dealers would not be obligated to terminate their participation in the GreenSky program, although they could choose to do so. We expect to have significant concentration in our largest merchant relationships for the foreseeable future. In the event that (i) The Home Depot or one or more of our other significant merchants, or groups of merchants, or (ii) Renewal by Andersen or one or more of our other significant Sponsors, and their dealers, terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the GreenSky program would decline, which would materially adversely affect our business and, in turn, our revenue.

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
The number of loans originated through the GreenSky program grew from approximately 385,000 in 2016 to approximately 675,000 in 2018, and our total revenue grew from $264 million in 2016 to $415 million in 2018. Our rapid growth has caused significant demands on our operational, marketing, compliance and accounting infrastructure, and has resulted in increased expenses, which we expect to continue as we grow. In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the consumer finance market and regulatory developments relating to our existing and projected business activities and those of our Bank Partners. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources.
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
The fixed interest rates charged on the loans that our Bank Partners originate are calculated based upon a margin above a market benchmark at the time of origination. Increases in the market benchmark would result in increases in the interest rates on new loans. Increased interest rates may adversely impact the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of customers to remain current on their obligations to our Bank Partners and, therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on our business. See Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”
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
We hold some of the receivables underlying the loans originated by our Bank Partners, which we refer to as “R&D Receivables” and which are designated as loan receivables held for sale on our Consolidated Balance Sheets. As of December 31, 2018, we had $2.9 million in loan receivables held for sale, net. Generally, we hold R&D Receivables that we purchase from an originating Bank Partner with the intent to hold the loan receivables only for a short period of time before we can transfer the loan receivables to a Bank Partner following its determination to purchase the loan receivables, which a Bank Partner might do in connection with an expansion of its credit policy. Our objective is to hold these receivables only until we have enough experience with the particular products or industry verticals for our Bank Partners to purchase the receivables. However, there is no assurance that our Bank Partners will purchase the receivables underlying these loans and, during the period that we own the receivables, we bear the entire credit risk in the event that the borrowers default. In addition, we are obligated to purchase from our Bank Partners the receivables underlying any loans that were approved in error or otherwise involved customer or merchant fraud. Our ownership of receivables also requires us to commit or obtain corresponding funding. In addition, non-performance, or even significant underperformance, of the loan receivables held for sale that we own could have a materially adverse effect on our business.
We are subject to certain additional risks in connection with promotional financing offered through the GreenSky program.
Many of the loans originated by our Bank Partners provide promotional financing in the form of low or deferred interest. When a deferred interest loan is paid in full prior to the end of the promotional period (typically six to 24 months), any interest that has been billed on the loan by our Bank Partner to the consumer is reversed, which triggers an obligation on our part to make a payment to the Bank Partner that made the loan in order to fully offset the reversal (each event, a finance charge reversal or "FCR"). We record a FCR liability on our balance sheet for interest billed during the promotional period that is expected to be reversed prior to the end of such period. As of December 31, 2018, this liability was $138.6 million, up from $94.1 million as of December 31, 2017. See Note 3 to the Consolidated Financial Statements in Part II, Item 8 for further information. If the rate at which deferred interest loans are paid in full prior to the end of the promotional period increases, resulting in increased payments by us to our Bank Partners, it would adversely affect our business.
Further, deferred interest loans are subject to enhanced regulatory scrutiny as a result of abusive marketing practices by some lenders, and the CFPB has initiated enforcement actions against both lenders and servicers alleging that they have engaged in unfair, deceptive or abusive acts or practices because of lack of clarity in disclosures with respect to such loans. Such scrutiny could reduce the attractiveness to consumers of deferred interest loans or result in a general unwillingness on the part of our Bank Partners to make deferred interest loans. A reduction in the dollar volume of deferred interest loans offered through the GreenSky Program would adversely affect our business.
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
We are required to make various assumptions and estimates in preparing our financial statements under GAAP, including for purposes of determining FCRs, share-based compensation, asset impairment, reserves related to litigation and other legal matters, and other regulatory exposures and the amounts recorded for certain contractual payments to be paid to, or received from, our merchants and others under contractual arrangements. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving fair value measurements. If the assumptions or estimates underlying our financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, which could have a material adverse effect on our business.
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
For more information on our term loan and revolving loan facility, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Term loan and revolving loan facility” and Note 7 to the Consolidated Financial Statements included in Part II, Item 8.
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
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate our risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we and our Bank Partners are subject, including credit risk, market risk, liquidity risk, strategic risk and operational risk. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. While our exposure to the direct economic cost of consumer credit risk is limited because, with the exception of R&D Receivables and other loans for which we purchase the receivables, we do not hold the loans or the receivables underlying the loans that our Bank Partners originate, we are exposed to consumer credit risk in the form of both our FCR liability and our limited escrow requirement, as well as our ability to maintain relationships with our existing Bank Partners and recruit new bank partners. Market risk is the risk of loss due to changes in external market factors such as interest rates. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (e.g., natural disasters), compliance, reputational or legal matters and includes those risks as they relate directly to us as well as to third parties with whom we contract or otherwise do business.
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

Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including revenue recognition, FCRs, and share-based compensation are highly complex and involve subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us (i) could require us to make changes to our accounting systems that could increase our operating costs and (ii) could significantly change our reported or expected financial performance.
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
The Dodd-Frank Act prohibits unfair, deceptive or abusive acts or practices and authorizes the CFPB to enforce that prohibition. The CFPB has filed a large number of UDAAP enforcement actions against consumer lenders for practices that do not appear to violate other consumer finance statutes. There is a risk that the CFPB could determine that certain features of the GreenSky program loans are unfair, deceptive or abusive. The CFPB has filed actions alleging that deferred interest programs can be unfair, deceptive or abusive if lenders do not adequately disclose the terms of the deferred interest loans.
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
Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.
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
Any failure to comply fully or materially with PCI DSS now or at any point in the future (i) may violate payment card association operating rules, federal and state laws and regulations, and the terms of certain of our contracts with third parties, (ii) may subject us to fines, penalties, damages and civil liability, and (iii) may result in the loss of our ability to accept credit card payments. Even if we achieve compliance with PCI DSS, we still may not be able to prevent security breaches involving customer transaction data. In addition, there is no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the processes that we use to protect customer data. If any such compromise or breach were to occur, it could have a material adverse effect on our business.

The increased scrutiny of third-party medical financing by governmental agencies may lead to increased regulatory burdens and may adversely affect our business.
We operate in the elective healthcare industry vertical, which includes consumer financing for elective medical procedures. Recently, regulators have increased scrutiny of third-party providers of financing for medical procedures that are generally not covered by health insurance. In addition, the CFPB and attorneys general in New York and Minnesota have conducted investigations of alleged abusive lending practices or exploitation regarding third-party medical financing services.
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
We are a holding company and have no material assets other than our deferred tax assets and our equity interest in GS Holdings, which has the sole equity interest in GSLLC. We have no independent means of generating revenue or cash flow. We determined that GS Holdings is a variable interest entity ("VIE") and that we are the primary beneficiary of GS Holdings. Accordingly, pursuant to the VIE accounting model, we began consolidating GS Holdings in our consolidated financial statements following the IPO closing. In the event of a change in accounting guidance or amendments to the operating agreement of GS Holdings resulting in us no longer having a controlling interest in GS Holdings, we may not be able to continue consolidating its results of operations with our own, which would have a material adverse effect on our results of operations.
GS Holdings is treated as a partnership for United States federal income tax purposes, and GSLLC is treated as an entity disregarded as separate from GS Holdings for United States federal income tax purposes. As a result, neither GS Holdings nor GSLLC is subject to United States federal income tax. Instead, taxable income is allocated to the members of GS Holdings, including us. Accordingly, we incur income taxes on our proportionate share of any net taxable income of consolidated GS Holdings. We intend to cause GSLLC to make distributions to GS Holdings and to cause GS Holdings to make distributions to its unit holders in an amount sufficient to cover all applicable taxes payable by such unit holders determined according to assumed rates, payments owing under the tax receivable agreement ("TRA") and dividends, if any, declared by us. The ability of GSLLC to make distributions to GS Holdings, and of GS Holdings to make distributions to us, is limited by their obligations to satisfy their own obligations to their creditors. Further, future and current financing arrangements of GSLLC and GS Holdings contain, and future obligations could contain, negative covenants limiting such distributions. Additionally, our right to receive assets upon the liquidation or reorganization of GS Holdings, or indirectly from GSLLC, will be effectively subordinated to the claims of each entity’s creditors. To the extent that we are recognized as a creditor of GS Holdings or GSLLC, our claims may still be subordinate to any security interest in, or other lien on, its assets and to any of its debt or other obligations that are senior to our claims.
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
The owners of the Class B common stock owned the vast majority of the combined voting power of our Class A and Class B common stock as of December 31, 2018. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership of us. This concentration of ownership may delay or deter possible changes in control of our Company, which may reduce the value of an investment in our Class A common stock. So long as they continue to own a significant amount of our combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.
In addition, the owners of the Class B common stock, as Continuing LLC Members, owned approximately 70% of the Holdco Units as of December 31, 2018. Because they hold their economic ownership interest in our business through GS Holdings, rather than GreenSky, Inc., these existing unit holders may have conflicting interests with holders of our Class A common stock. For example, the Continuing LLC Members may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRA. In addition, the structuring of future transactions may take into account the tax considerations of the Continuing LLC Members even where no similar benefit would accrue to us. It is through their ownership of Class B common stock that they may be able to influence, if not control, decisions such as these.
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
We entered into the TRA with the TRA Parties that will provide for the payment by us of 85% of the amount of cash savings, if any, in United States federal, state and local income tax that we realize or are deemed to realize, as a result of (i) the tax basis adjustments referred to above, (ii) any incremental tax basis adjustments attributable to payments made pursuant to the TRA, and (iii) any deemed interest deductions arising from payments made by us pursuant to the TRA. While the actual amount of the adjusted tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the basis of our proportionate share of GS Holdings’ assets on the dates of exchanges, the timing of exchanges, the price of shares of our Class A common stock at the time of each exchange, the extent to which such exchanges are taxable, the deductions and other adjustments to taxable income to which GS Holdings is entitled, and the amount and timing of our income, we expect that during the anticipated term of the TRA, the payments that we may make could be substantial. Payments under the TRA may give rise to additional tax benefits and, therefore, to additional potential payments under the TRA. In addition, the TRA provides for interest accrued from the due date (without extensions) of the corresponding tax return for the taxable year with respect to which the payment obligation arises to the date of payment under the TRA.
Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with the purchase of Holdco Units in connection with the IPO and future exchanges of Holdco Units (assuming such future exchanges occurred at December 31, 2018 and assuming automatic cancellation of an equal number of shares of Class B common stock) would aggregate to approximately $689.7 million based on the closing price on December 31, 2018 of $9.57 per share of our Class A common stock. Under such scenario, assuming future payments are made on the date each relevant tax return is due, without extensions, we would be required to pay approximately 85% of such amount, or $586.3 million.
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
The TRA provides that (i) in the event that we materially breach any of our material obligations under the TRA, whether as a result of failure to make any payment, failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the TRA in a bankruptcy or otherwise, (ii) if, at any time, we elect an early termination of the TRA, or (iii) upon certain changes of control of our Company, our (or our successor’s) obligations under the TRA (with respect to all Holdco Units, whether or not such units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions, tax basis and other benefits subject to the TRA.
As a result of the foregoing, if we breach a material obligation under the TRA, if we elect to terminate the TRA early or if we undergo a change of control, we would be required to make an immediate lump-sum payment equal to the present value of the anticipated future tax savings, which payment may be required to be made significantly in advance of the actual realization of such future tax savings, and the actual cash tax savings ultimately realized may be significantly less than the corresponding TRA payments. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. There is no assurance that we will be able to fund or finance our obligations under the TRA. Additionally, the obligation to make a lump sum payment on a change of control may deter potential acquirers, which could negatively affect our stockholders’ potential returns. If we had elected to terminate the TRA as of December 31, 2018, based on the closing price on December 31, 2018 of $9.57 per share of our Class A common stock, and a discount rate equal to 5.95% per annum, compounded annually, we estimate that we would have been required to pay $356.4 million in the aggregate under the TRA.

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
We are currently subject to putative securities class action litigation in connection with our IPO and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.
The Company and certain of its officers and directors have been named as defendants in numerous putative securities class actions in connection with our IPO (“the Securities Litigation”). See Note 13 to the Consolidated Financial Statements in Part II, Item 8 for a description of the Securities Litigation. In the future, especially following periods of volatility in the market price of our shares of Class A common stock, other purported class action or derivative complaints may be filed against us. In addition to diverting financial and management resources, this type of litigation can result in adverse publicity that could harm our brand or reputation, regardless of its merits or whether we are ultimately held liable, and a judgment or settlement in connection with any such litigation that is not covered by, or is significantly in excess of, our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows.
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
If we are unable to establish and maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, beginning with our annual report for the fiscal year ending December 31, 2019, we will be required pursuant to SEC rules to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. In addition, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to the SEC rules commencing the later of the year following our first annual report required to be filed with the SEC or the date on which we are no longer an “emerging growth company” (as defined in the JOBS Act). See “-We are an ‘emerging growth company,’ as defined under the federal securities laws, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.” Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the SEC rules or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could cause the price of our Class A common stock to decline and could subject us to investigation or sanctions by the SEC.
We are an “emerging growth company,” as defined under the federal securities laws, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Securities Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, among other things, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding stockholder advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders do not have access to certain information that they may deem important.
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
Assuming the Continuing LLC Members exchange all of their Holdco Units for shares of our Class A common stock, up to an additional 128,549,555 shares of Class A common stock will be eligible for sale in the public market, the majority of which are held by our executive officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 and various vesting agreements. Additionally, certain of our executive officers and directors own options exercisable for shares of Class A common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table sets forth selected information concerning our principal facilities as of December 31, 2018.

Location	Owned/Leased	Approximate Square Footage
Corporate Headquarters:
Atlanta, Georgia	Leased	38,600
Primary Call Centers:
Atlanta, Georgia	Leased	82,400
Crescent Hills, Kentucky	Leased	26,600
Additional Facilities:
Alpharetta, Georgia(1)	Leased	22,300

(1)
In November 2018, we entered into an agreement to expand our leased property in Alpharetta by approximately 13,500 square feet, which is reflected in the above total. As of December 31, 2018, we did not occupy the expanded space.

We believe our current facilities are adequate and that we will be able to find suitable space to accommodate any potential future expansion.
ITEM 3. LEGAL PROCEEDINGS
We are party to legal proceedings incidental to our business. See Note 13 to the Consolidated Financial Statements included in Part II, Item 8 for information regarding legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders of Record
On May 24, 2018, our Class A common stock began trading on the NASDAQ Stock Market under the symbol "GSKY." Prior to that time, there was no public market for our stock. As of February 28, 2019, there were approximately 7 holders of record of our Class A common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries. Our Class B common stock is neither listed nor traded on any stock exchange, nor is there an established public trading market for this class of common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The equity compensation plan information required in Item 201(d) of Regulation S-K is set forth in the definitive Proxy Statement for the Company's annual meeting of stockholders, which we intend to file with the SEC no later than April 30, 2019, and is incorporated by reference in this annual report on Form 10-K. Additionally, refer to Note 11 to the Consolidated Financial Statements included in Part II, Item 8 for additional information on our equity compensation plans.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our purchases of our Class A common stock during the fourth quarter in the year ended December 31, 2018. See Note 10 to the Consolidated Financial Statements included in Part II, Item 8 for additional discussion of our Class A common stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(2)
October 1, 2018 through October 31, 2018	—	N/A	—	N/A
November 1, 2018 through November 30, 2018	2,670,221	$9.61	2,670,221	$124,346,520
December 1, 2018 through December 31, 2018	2,010,990	$9.02	2,010,990	$106,215,305
Total	4,681,211		4,681,211

(1)
Reported amounts are calculated based on the price of the securities purchased excluding any direct costs incurred to acquire the stock, such as commissions, which totaled $93,624 during the fourth quarter 2018.

(2)
On November 6, 2018, we announced our authorization to repurchase up to $150 million of our Class A common stock at management's discretion from time to time on the open market or through privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.

Performance Graph
The following graph matches GreenSky, Inc.'s cumulative 7-month total stockholder return on its Class A common stock with the cumulative total returns of the NASDAQ Composite Index and the RDG SmallCap Technology Index. The graph tracks the performance of a $100 investment in our Class A common stock and in each index (with the reinvestment of all dividends) from May 24, 2018 (the date our Class A common stock commenced trading on the NASDAQ Stock Market) to December 31, 2018.

* $100 invested on 5/24/18 in GreenSky, Inc. Class A common stock and on 4/30/18 in the indexes, including reinvestment of dividends.

	4/30/18 or 5/24/18*	5/31/18	6/30/18	7/31/18	8/31/18	9/30/18	10/31/18	11/30/18	12/31/18
GreenSky, Inc.	$100.00	114.60	90.54	74.06	86.69	77.05	56.42	39.85	$40.97
NASDAQ Composite	$100.00	105.28	106.33	108.58	114.56	113.66	103.13	103.79	$94.08
RDG SmallCap Technology	$100.00	110.88	111.67	109.93	113.56	108.06	93.79	90.38	$79.81
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Dividends
We have never declared nor paid cash dividends on our Class A common stock. We currently do not intend to pay cash dividends in the foreseeable future.
ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except per share data and unless otherwise indicated)
The Selected Consolidated Statements of Operations Data for the years ended December 31, 2018, 2017 and 2016 and the Selected Consolidated Balance Sheet Data as of December 31, 2018 and 2017 were derived from our Consolidated Financial Statements included in Item 8 of this Form 10-K. The Selected Consolidated Statements of Operations Data for the year ended December 31, 2015 and the Selected Consolidated Balance Sheet Data as of December 31, 2016 were derived from our audited Consolidated Financial Statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. You should read the following financial information together with the information under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included in Item 8.
GS Holdings and GSLLC are our predecessors for accounting purposes and, accordingly, amounts prior to the Reorganization Transactions and IPO represent the historical consolidated operations of either GS Holdings or GSLLC and its subsidiaries. The amounts as of December 31, 2018 and during the period from May 24, 2018 through December 31, 2018 represent those of consolidated GreenSky, Inc. and its subsidiaries. Prior to the Reorganization Transactions and IPO, GreenSky, Inc. did not engage in any business or other activities except in connection with its formation and initial capitalization. See Note 1 to the Consolidated Financial Statements in Item 8 for further information on our organization.

	Year Ended December 31,
Selected Consolidated Statements of Operations Data:	2018	2017	2016	2015
Total revenue	$414,673	$325,887	$263,865	$173,457
Cost of revenue (exclusive of depreciation and amortization)	160,439	89,708	79,145	36,506
Total costs and expenses	261,883	180,288	144,054	80,351
Operating profit	152,790	145,599	119,811	93,106
Total other income/(expense), net	(19,276)	(6,931)	4,653	713
Income before income tax expense	133,514	138,668	124,464	93,819
Income tax expense	5,534	—	—	—
Net income	127,980	138,668	124,464	93,819
Net income attributable to noncontrolling interests	103,724	N/A	N/A	N/A
Net income attributable to GreenSky, Inc.	24,256	N/A	N/A	N/A
Earnings per share of Class A common stock(1):
Basic	$0.43	N/A	N/A	N/A
Diluted	$0.41	N/A	N/A	N/A

(1)
Basic and diluted earnings per share of Class A common stock are applicable only for the period from May 24, 2018 through December 31, 2018, which is the period following the Reorganization Transactions and IPO. See Note 2 to the Consolidated Financial Statements in Item 8 for further information.

	December 31,
Selected Consolidated Balance Sheet Data:	2018	2017	2016
Cash and cash equivalents	$303,390	$224,614	$185,243
Restricted cash	155,109	129,224	42,871
Loan receivables held for sale, net	2,876	73,606	41,268
Deferred tax assets, net	306,979	—	—
Total assets	802,905	462,889	302,205
Finance charge reversal liability	138,589	94,148	68,064
Term loan	386,822	338,263	—
Tax receivable agreement liability	260,901	—	—
Total liabilities	837,670	488,928	89,995
Total temporary equity	—	430,348	335,720
Noncontrolling interest	(60,349)	—	—
Total permanent equity (deficit)	(34,765)	(456,387)	(123,510)
Total liabilities, temporary equity and permanent equity (deficit)	802,905	462,889	302,205
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data and unless otherwise indicated)
You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes included in Item 8 of this Form 10-K. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under Part I, Item 1A.“Risk Factors” in this Form 10-K.
Organization
GreenSky, Inc. was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an IPO of its Class A common stock and certain Reorganization Transactions (as detailed below) in order to carry on the business of GS Holdings and its consolidated subsidiaries. GS Holdings, a holding company with no operating assets or operations, was organized in August 2017. On August 24, 2017, GS Holdings acquired a controlling interest in GSLLC, a Georgia limited liability company, which is an operating entity. Common membership interests of GS Holdings are referred to as "Holdco Units." See Note 1 to the Consolidated Financial Statements in Item 8 for a detailed discussion of the Reorganization Transactions, as defined in that note, and the IPO.
Executive Summary
For a Company overview, see Part I, Item 1. "Business."
We have achieved significant growth in active merchants, transaction volume and total revenue, which has resulted in strong net income and Adjusted EBITDA. Our low-cost go-to-market strategy, coupled with our recurring revenue model, has helped us generate strong margins. Transaction volume (as defined below) was $5.0 billion during the year ended December 31, 2018, representing an increase of 34% from $3.8 billion during the year ended December 31, 2017, which in turn increased by 31% from $2.9 billion during the year ended December 31, 2016.
Active merchants totaled 14,907 as of December 31, 2018, representing an increase of 37% from 10,891 as of December 31, 2017, which in turn represented an increase of 48% from 7,361 as of December 31, 2016. Our total revenue of $414.7 million during the year ended December 31, 2018 represented an increase of 27% from $325.9 million during the year ended December 31, 2017, which in turn represented an increase of 24% from $263.9 million during the year ended December 31, 2016.
Our net income of $128.0 million during the year ended December 31, 2018 decreased by 8% from $138.7 million during the year ended December 31, 2017, which in turn increased by 11% from $124.5 million during the year ended December 31, 2016. The decrease in 2018 was primarily attributable to the fair value change in FCR liability, higher interest expense and, to a lesser extent, income tax expense in the current year.
Our Adjusted EBITDA (as defined below) increased by 8% to $171.5 million during the year ended December 31, 2018 from $159.4 million during the year ended December 31, 2017, which in turn increased by 22% from $130.7 million during the year ended December 31, 2016.
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
We believe that Adjusted EBITDA is one of the key financial indicators of our business performance over the long term and provides useful information regarding whether cash provided by operating activities is sufficient to maintain and grow our business. We believe that this methodology for determining Adjusted EBITDA can provide useful supplemental information to help investors better understand the economics of our business.
Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as net income. Some of the limitations of Adjusted EBITDA include:

•	It does not reflect our current contractual commitments that will have an impact on future cash flows;

•	It does not reflect the impact of working capital requirements or capital expenditures; and

•	It is not a universally consistent calculation, which limits its usefulness as a comparative measure.
Management compensates for the inherent limitations associated with using the measure of Adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, as presented below.

	Year Ended December 31,
	2018	2017	2016
Net income	$127,980	$138,668	$124,464
Interest expense	23,584	7,536	—
Tax expense(1)	6,106	309	281
Depreciation and amortization	4,478	3,983	3,708
Equity-related expense(2)	6,054	4,253	2,288
Fair value change in servicing liabilities(3)	945	2,071	—
Non-recurring transaction expenses(4)	2,393	2,612	—
Adjusted EBITDA	$171,540	$159,432	$130,741

(1)
Includes both corporate and non-corporate tax expense. Non-corporate tax expense is included within general and administrative expenses in our Consolidated Statements of Operations included in Item 8. Prior to the IPO and Reorganization Transactions, we did not have any corporate income tax expense.

(2)	Includes equity-based compensation to employees and directors, as well as equity-based payments to non-employees.

(3)
Includes the non-cash impact of the initial recognition of servicing liabilities and subsequent fair value changes in such servicing liabilities during the periods presented. See Note 3 to the Consolidated Financial Statements included in Item 8 for additional discussion of our servicing liabilities.

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

Further, we utilize Pro Forma Net Income, which we define as consolidated net income, adjusted for non-recurring transaction expenses and incremental pro forma tax expense assuming all of our noncontrolling interests were subject to income taxation. Pro Forma Net Income is a useful measure because it makes our results more directly comparable to public companies that have the vast majority of their earnings subject to corporate income taxation.
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

	Year Ended December 31,
	2018	2017	2016
Net income	$127,980	$138,668	124,464
Non-recurring transaction expenses(1)	2,393	2,612	—
Incremental pro forma tax expense(2)	(21,248)	(54,266)	(48,093)
Pro Forma Net Income	$109,125	$87,014	$76,371

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

(2)
Represents the incremental tax effect on net income, adjusted for non-recurring transaction expenses, assuming that all consolidated net income was subject to corporate taxation for the periods presented. For the years ended December 31, 2018, 2017 and 2016, we assumed effective tax rates of 19.7%, 38.4% and 38.6%, respectively.

Business Metrics
We review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends, formulate plans and make strategic decisions, including the following.

	Year Ended December 31,
	2018	2017	2016
Active Merchants
Number (at end of period)	14,907	10,891	7,361
Percentage increase	37%	48%
Transaction Volume
Dollars (in millions)	$5,030	$3,767	$2,882
Percentage increase	34%	31%
Loan Servicing Portfolio
Dollars (in millions, at end of period)	$7,341	$5,390	$3,832
Percentage increase	36%	41%
Cumulative Consumer Accounts
Number (at end of period)	2,240,065	1,565,166	1,077,400
Percentage increase	43%	45%
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
Loan Servicing Portfolio. We define our loan servicing portfolio as the aggregate outstanding consumer loan balance (principal plus accrued interest and fees) serviced by our platform at the date of measurement. Our loan servicing portfolio is an indicator of our servicing activities. The average loan servicing portfolio for the years ended December 31, 2018, 2017 and 2016 was $6,303 million, $4,501 million and $3,156 million, respectively.
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
Factors Affecting our Performance
Growth in Active Merchants and Transaction Volume. Growth trends in active merchants and transaction volume are highly significant variables directly affecting our revenue and financial results. Both factors influence the number of loans funded on our platform and, therefore, the fees that we earn and the per-unit cost of the services that we provide. Growth in active merchants and transaction volume depend on our ability to retain our existing platform participants, add new participants and expand to new industry verticals. To support our efforts to increase our network of merchants, we continue to expand our sales and marketing groups, which focus on merchant acquisition. Our sales and marketing team has collectively grown to 160 full-time-equivalents as of December 31, 2018 from 114 full-time-equivalents as of December 31, 2017 and 66 full-time-equivalents as of December 31, 2016.
Increasing Bank Partner Commitments. Bank Partner funding commitments are integral to the success of our ecosystem, as they allow us to facilitate more financing, which enables us to serve more merchants and consumers. Our ability to increase transaction volume and expand our loan servicing portfolio is dependent on securing sufficient commitments from our Bank Partners and adding new Bank Partners. As of December 31, 2018, we had maximum commitments of approximately $11.8 billion in the aggregate from our Bank Partners, $4.8 billion of which were unused. Our efforts to grow existing commitments from our Bank Partners and to attract new Bank Partners are integral parts of our strategy. As we add new Bank Partners, the use of their full commitments are often phased in over time.
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

•
With respect to deferred interest loans, we bill the consumer for interest throughout the deferred interest promotional period, but the consumer is not obligated to pay any interest if the loan is repaid in full before the end of the promotional period. We are obligated to remit this accumulated billed interest to our Bank Partners to the extent the loan principal balances are paid off within the promotional period (each event, a finance charge reversal or "FCR") even though the interest billed to the consumer is reversed. Our maximum FCR liability is limited to the gross amount of finance charges billed during the promotional period, offset by the collection of incentive payments from our Bank Partners during such period, proceeds received from transfers of previously charged-off loan receivables ("Charged-Off Receivables") and recoveries on unsold charged-off receivables. Our profitability is impacted by the difference between the cash collected from the incentive payments and Charged-Off Receivables, and the cash to be remitted on a future date to settle our FCR liability. Our FCR liability quantifies our expected future obligation to remit billed interest with respect to deferred interest loans.

•
If credit losses exceed an agreed-upon threshold, we make limited payments to our Bank Partners. Our maximum financial exposure is contractually limited to the escrow that we establish with each Bank Partner, which represented a weighted average target rate of 1.3% of the total outstanding loan balance as of December 31, 2018. Cash set aside to meet this requirement is classified as restricted cash in our Consolidated Balance Sheets.

For further discussion of our sensitivity to the credit risk exposure of our Bank Partners, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk—Credit risk.”
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
Seasonality. See Part I, Item 1. "Business", for a seasonality discussion.

Components of Results of Operations
Revenue
We generate a substantial majority of our total revenue from transaction fees paid by merchants each time a consumer utilizes our platform to finance a purchase and, to a lesser extent, from fixed servicing fees on our loan servicing portfolio.
Transaction fees. We earn a specified transaction fee in connection with each purchase made by a consumer based on a loan’s terms and promotional features. Transaction fees are billed to, and collected directly from, the merchant and are considered to be earned at the time of the merchant’s transaction with the consumer. We also may earn a specified interchange fee in connection with purchases in which payments are processed through a credit card payment network.
Servicing and other. We earn a specified servicing fee from providing professional services to manage loan portfolios on behalf of our Bank Partners. We are entitled to collect servicing fees as part of the servicing agreements with our Bank Partners, which are paid monthly based upon an annual fixed percentage of the outstanding Bank Partner loan portfolio balance.
Cost of Revenue (exclusive of depreciation and amortization expense)
Origination and servicing costs. Origination and servicing costs consist primarily of compensation and benefits related to activities such as customer service and merchant underwriting. In addition, we incur processing fees on each transaction processed by our third-party transaction processor, costs for printing and postage related to consumer statement production, customer protection expenses when we compensate a Bank Partner if a merchant does not fulfill its obligation to the end consumer, and other costs related to consumer application review.
Fair value change in FCR liability. Deferred interest loan products, which historically have represented a substantial portion of our transaction volume, have a feature whereby the consumer borrower is provided a promotional period to repay the loan principal balance in full without incurring finance charges. We bill interest each month to the consumer throughout the promotional period and, if the loan is repaid in full before the end of the promotional period, the interest billed to the consumer is reversed. Under the terms of our contracts with our Bank Partners, we are obligated to remit this reversed billed interest to the Bank Partners.
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
Our total FCR liability is recorded in our Consolidated Balance Sheets and is calculated at the end of each period as the following:

•	FCR liability beginning balance, plus

•
Receipts, which are comprised of: (i) incentive payments from Bank Partners, (ii) cash proceeds from transfers of rights to Charged-Off Receivables, and (iii) recoveries on previously charged-off loans not yet transferred. Incentive payments from Bank Partners are the surplus of finance charges billed to borrowers over an agreed-upon portfolio yield, a fixed servicing fee and realized net credit losses. Transfers of Charged-Off Receivables are cash payments we receive from third parties and Bank Partners for recovery interests in previously charged-off Bank Partner loans; minus

•	Settlements, which represent the remittance of previously billed, but uncollected finance charges for loans that were paid off within the promotional period, plus

•	Fair value change in FCR liability, which is indicative of future expected settlements not collected in receipts, equals

•	FCR liability ending balance.

See Note 3 to the Consolidated Financial Statements included in Item 8 for additional information on our FCR liability, including a qualitative discussion of the impact to the fair value of our FCR liability resulting from changes in the finance charge reversal rate. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk—Credit risk” for additional information on the sensitivity of the fair value of our FCR liability to portfolio net credit losses.
Operating Expenses
Compensation and benefits. Compensation and benefits expenses primarily consist of salaries, benefits and share-based compensation for all cost centers not already included in cost of revenue, such as information technology, sales and marketing, product management and all overhead related activities.
Sales and marketing. Sales and marketing expenses, which exclude compensation and benefits, primarily relate to promotional activities and travel related expenses. The majority of our sales and marketing spend is “business-to-business” related, as we primarily attract new merchants to our program through trade shows, on-site visits with prospective merchants and other means.
Property, office and technology. Property, office and technology expenses primarily relate to technology, telecommunications and third party rent expense. These costs also include maintenance and security expenses associated with our facilities.
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
General and administrative. General and administrative expenses primarily consist of legal, accounting, consulting and other professional services, recruiting and non-sales and marketing travel costs, as well as expenses related to our financial guarantee.
Related party expenses. Related party expenses, on a recurring basis, primarily consist of rent expense, as we lease one office space from a related party. In addition, we have made equity and transaction-based payments to certain related parties and have professional services agreements with related parties.

Results of Operations Summary

				Variance
	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Revenue
Transaction fees	$348,904	$278,958	$228,446	$69,946	25%	$50,512	22%
Servicing and other	65,769	46,929	35,419	18,840	40%	11,510	32%
Total revenue	414,673	325,887	263,865	88,786	27%	62,022	24%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	160,439	89,708	79,145	70,731	79%	10,563	13%
Compensation and benefits	62,360	54,650	39,836	7,710	14%	14,814	37%
Sales and marketing	3,781	2,198	1,085	1,583	72%	1,113	103%
Property, office and technology	13,199	10,062	8,000	3,137	31%	2,062	26%
Depreciation and amortization	4,478	3,983	3,708	495	12%	275	7%
General and administrative	15,414	14,876	10,602	538	4%	4,274	40%
Related party expenses	2,212	4,811	1,678	(2,599)	(54)%	3,133	187%
Total costs and expenses	261,883	180,288	144,054	81,595	45%	36,234	25%
Operating profit	152,790	145,599	119,811	7,191	5%	25,788	22%
Other income/(expense), net	(19,276)	(6,931)	4,653	(12,345)	178%	(11,584)	(249)%
Income before income tax expense	133,514	138,668	124,464	(5,154)	(4)%	14,204	11%
Income tax expense	5,534	—	—	5,534	N/A	—	—%
Net income	$127,980	$138,668	$124,464	$(10,688)	(8)%	$14,204	11%
Less: Net income attributable to noncontrolling interests	103,724	N/A	N/A	N/A	N/A	N/A	N/A
Net income attributable to GreenSky, Inc.	$24,256	N/A	N/A	N/A	N/A	N/A	N/A

Earnings per share of Class A common stock(1)
Basic	$0.43	N/A	N/A
Diluted	$0.41	N/A	N/A

(1)
Basic and diluted earnings per share of Class A common stock are applicable only for the period from May 24, 2018 through December 31, 2018, which is the period following the Reorganization Transactions and IPO. See Note 2 to the Consolidated Financial Statements in Item 8 for further information.

Years Ended December 31, 2018, 2017 and 2016
Total Revenue
2018 vs. 2017. Total revenue increased during the year ended December 31, 2018 compared to 2017 primarily due to an increase in transaction fees. During the year ended December 31, 2018, transaction volume increased by 34% compared to 2017. The impact of higher transaction volume was offset by a decrease in transaction fees earned per dollar originated to 6.94% during the year ended December 31, 2018 from 7.40% during 2017. More recently, our transaction fee rate increased to 7.11% in the fourth quarter of 2018 from 6.91% in the third quarter of 2018.
The period over period transaction fee rate decline is related to the types of loans originated on our platform. Loans with lower interest rates generally carry relatively higher transaction fee rates. Conversely, loans with higher interest rates generally carry relatively lower transaction fee rates. The mix of loans offered by merchants generally varies by merchant category, and is dependent on merchant and consumer behavior. Therefore, shifts in merchant mix have a direct impact on our transaction fee rates. During the year ended December 31, 2018 relative to 2017, there was a shift in loan originations from lower to higher annual percentage yields and shifts in merchant mix, which resulted in the decrease in transaction fees earned per dollar originated.
The increase in servicing and other revenue was primarily attributable to the 36% increase in our loan servicing portfolio. We earn fixed servicing fees from our Bank Partners on our loan servicing portfolio.
2017 vs. 2016. Total revenue increased during the year ended December 31, 2017 compared to 2016 primarily due to an increase in transaction fees. During the year ended December 31, 2017, transaction volume increased by 31% compared to 2016. The impact of higher transaction volume was offset by a decrease in transaction fees earned per dollar originated to 7.40% during the year ended December 31, 2017 from 7.93% during 2016, which was due to similar factors as outlined in the foregoing 2018 vs. 2017 variance discussion.
The increase in servicing and other revenue was primarily attributable to the 41% increase in our loan servicing portfolio.
Cost of Revenue (exclusive of depreciation and amortization expense)

	Year Ended December 31,
	2018	2017	2016
Origination related	$28,080	$21,292	$19,094
Servicing related	35,481	25,121	18,548
Fair value change in FCR liability	96,878	43,295	41,503
Total cost of revenue (exclusive of depreciation and amortization expense)	$160,439	$89,708	$79,145
Origination related
Origination related costs typically include expenses related to our customer service staff that supports Bank Partner loan originations, credit and identity verification, loan document delivery, transaction processing and customer protection expenses.
2018 vs. 2017. Origination related expenses increased by 32% during the year ended December 31, 2018 compared to 2017, which supported our 34% year over year transaction volume growth. The drivers of the increase in origination related expenses primarily related to customer protection expenses (which are recognized when the Company determines that a merchant did not fulfill its obligation to the end consumer and compensates a Bank Partner for the applicable portion of the loan principal balance), underwriting expenses, transaction processing expenses and customer service staff expenses.
2017 vs. 2016. Origination related expenses increased by 12% during the year ended December 31, 2017 compared to 2016. Notable increases period over period related to transaction processing expenses of $0.6 million and underwriting expenses of $0.4 million.
Servicing related
These costs are primarily reflective of the cost of our personnel (including dedicated call center personnel), printing and postage.
2018 vs. 2017. Servicing related expenses increased by 41% during the year ended December 31, 2018 compared to 2017, which supported our 36% loan servicing portfolio growth.
2017 vs. 2016. Servicing related expenses increased by 35% during the year ended December 31, 2017 compared to 2016, in line with our 41% loan servicing portfolio growth.

Fair value change in FCR liability
The following table reconciles the beginning and ending measurements of our FCR liability and highlights the activity that drove the fair value change in FCR liability included in our cost of revenue.

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$94,148	$68,064	$49,459
Receipts	129,153	109,818	79,508
Settlements	(181,590)	(127,029)	(102,406)
Fair value changes recognized in cost of revenue	96,878	43,295	41,503
Ending balance	$138,589	$94,148	$68,064
Further detail regarding our receipts is provided below for the years indicated:

	Year Ended December 31,
	2018	2017	2016
Incentive payments(1)	$99,368	$83,189	$79,508
Proceeds from Charged-Off Receivables transfers	26,692	18,968	—
Recoveries on unsold charged-off receivables(2)	3,093	7,661	—
Total receipts(3)	$129,153	$109,818	$79,508

(1)	Excludes certain recoveries on previously charged-off Bank Partner loans, which are presented within the "recoveries on unsold charged-off receivables" line item within this tabular disclosure.

(2)	Represents recoveries on previously charged-off Bank Partner loans. Prior to 2017, recoveries on previously charged-off Bank Partner loans were included in incentive payments.

(3)
During the years ended December 31, 2018 and 2017, we collected recoveries on previously charged-off and transferred Bank Partner loans of $14,802 and $2,966, respectively, on behalf of our Charged-Off Receivables investors, which are excluded from receipts, as they do not impact our fair value change in FCR liability. We did not have any transfers of Charged-Off Receivables during 2016.

2018 vs. 2017. The $53.6 million, or 124%, increase in the fair value change in FCR liability recognized in cost of revenue during the year ended December 31, 2018 compared to 2017 was primarily a function of deferred interest product finance charges outpacing receipts. Billed finance charges on loans in promotional status totaled $173.3 million as of December 31, 2018 compared to $115.5 million as of December 31, 2017, an increase of 50%. Comparatively, receipts of $129.2 million during 2018 increased only 18% from $109.8 million during 2017. The higher growth rate in deferred interest product finance charges has led to a material change in expense period over period. Receipts did not rise proportionally with deferred interest billed finance charges primarily because of an increase in Bank Partner portfolio credit losses and an increase in the agreed upon Bank Partner portfolio yield in 2018 relative to 2017 associated with rising interest rates.
2017 vs. 2016. The $1.8 million, or 4%, increase in the fair value change in FCR liability recognized in cost of revenue during the year ended December 31, 2017 compared to 2016 was reflective of receipts keeping pace with deferred interest product finance charges. As of December 31, 2017, we had $115.5 million of billed finance charges on loans in promotional status, an increase of $32.0 million, or 38%, compared to $83.5 million as of December 31, 2016. FCR related receipts were $109.8 million during the year ended December 31, 2017, an increase of $30.3 million, or 38%, compared to 2016. A portion of the increase was related to cash proceeds from transfers of Charged-Off Receivables of $19.0 million during the year ended December 31, 2017. We did not have any such transfers during 2016. The remaining increase in receipts was primarily attributable to incentive payments from Bank Partners, which were driven by growth in our loan servicing portfolio.
Compensation and benefits
2018 vs. 2017. Compensation and benefits expense increased for the year ended December 31, 2018 compared to 2017 primarily due to increased headcount. Headcount for employees not included in cost of revenue averaged 420 in the year ended December 31, 2018 compared to 346 in 2017, an increase of 21%. The headcount effect was partially offset by an incremental expense benefit of $2.5 million in the year ended December 31, 2018 compared to 2017 due to an increase in capitalized internally-developed software.
2017 vs. 2016. Compensation and benefits expense increased for the year ended December 31, 2017 compared to 2016 primarily due to increased headcount. Headcount for employees not included in cost of revenue averaged 346 in the year ended December 31, 2017 compared to 263 in 2016, an increase of 32%.
Share-based compensation expense is included in compensation and benefits expense. See Note 11 to the Consolidated Financial Statements in Item 8 for details of our share-based compensation awards, including unrecognized compensation costs as of December 31, 2018, and the weighted average remaining service period over which those costs will be recognized, which will impact compensation and benefits expense in future periods.
Sales and marketing
These expenditures reflect our continued efforts to increase brand recognition and communicate our program benefits to new and prospective merchants, and do not include compensation related items.
2018 vs. 2017. Sales and marketing expense increased during the year ended December 31, 2018 compared to 2017 primarily due to an increase in trade show attendance and advertising fees, as well as sales and marketing related travel expenses.
2017 vs. 2016. Sales and marketing expense increased during the year ended December 31, 2017 compared to 2016 primarily due to an increase in trade show attendance and travel expenses and expenses unique to 2017 related to increased digital marketing efforts.
Property, office and technology
2018 vs. 2017. Property, office and technology expense increased during the year ended December 31, 2018 compared to 2017 primarily driven by increases of $1.7 million in hosting and software subscriptions, licensing, maintenance and support costs and $1.2 million associated with technology contractor and consulting expense.
2017 vs. 2016. Property, office and technology expense increased during the year ended December 31, 2017 compared to 2016 primarily driven by increases of $1.4 million in hosting and software licensing and subscription costs, $0.3 million in external software development and consulting and $0.2 million in rent expense.
Depreciation and amortization
2018 vs. 2017. Depreciation and amortization expense increased during the year ended December 31, 2018 compared to 2017 primarily driven by increases over time in capitalized internally-developed software and increases over time in depreciation expense from our growing infrastructure needs.
2017 vs. 2016. Depreciation and amortization expense increased during the year ended December 31, 2017 compared to 2016 primarily driven by increases in computer hardware and leasehold improvement spend to support our growing infrastructure needs.
General and administrative
2018 vs. 2017. General and administrative expense increased during the year ended December 31, 2018 compared to 2017 primarily related to $1.1 million in third party costs, including debt arrangement costs, associated with the amendment of our Credit Agreement (as defined below) incurred during 2018 and increased bad debt expense associated with our transaction fees of $0.5 million. In addition, we had increases in accounting, advisory, legal and insurance costs of $2.1 million attributable to the costs of the Reorganization Transactions and being a public company.
The above 2018 increases were offset by $2.0 million in financial advisory fees unique to 2017 in connection with increasing one of our Bank Partner funding commitments, as well as a $1.2 million decrease in financial guarantee expense associated with our Bank Partner relationships.

2017 vs. 2016. General and administrative expense increased during the year ended December 31, 2017 compared to 2016 due in part to a $1.0 million increase in financial advisory fees paid in connection with increasing one of our Bank Partner funding commitments. Further, an increase of $2.8 million year over year was attributable to legal and accounting fees primarily incurred in preparation of becoming a public company. Lastly, financial guarantee expense related to our Bank Partner relationships increased $2.0 million year over year due to declines in Bank Partner loan credit performance. These costs were offset by a decrease in compliance costs primarily related to a $1.0 million one-time state licensing requirement in 2016.
Related party expenses
2018 vs. 2017. Related party expense decreased during the year ended December 31, 2018 compared to 2017 primarily driven by $2.6 million in fees incurred during 2017 to pay an affiliate of one of the members of the GS Holdings board of managers in connection with finalizing our August 2017 term loan transaction. These costs were not directly attributable to the term loan and, therefore, were expensed as incurred, rather than deferred against the term loan balance.
2017 vs. 2016. Related party expense increased during the year ended December 31, 2017 compared to 2016 primarily driven by the aforementioned $2.6 million in fees due to an affiliate of one of the members of the GS Holdings board of managers in connection with finalizing our August 2017 term loan transaction. Further, rent expense increased $0.4 million related to an increase in the amount of space that we lease from a related party to accommodate our growing workforce.
Other income/(expense), net
2018 vs. 2017. The $12.3 million increase in total other expense, net during the year ended December 31, 2018 compared to 2017, was primarily due to the below.
Interest expense increased $16.0 million during the year ended December 31, 2018 compared to 2017 primarily due to a full year of interest expense incurred in 2018 on our term loan compared to approximately four months of interest in 2017, as our term loan was originally established in August 2017 and was amended in March 2018.
Interest and dividend income increased $0.9 million during the year ended December 31, 2018 compared to 2017 due to higher average interest and dividend earning cash and cash equivalents balances, which resulted in higher income of $1.6 million year over year. This increase was partially offset by lower loan receivables held for sale interest income of $0.7 million year over year, which primarily resulted from a lower average gross balance of loan receivables held for sale, as we had higher sales of loan receivables held for sale during 2018.
Other losses declined $2.8 million during the year ended December 31, 2018 compared to 2017 primarily due to $0.9 million lower loan receivables held for sale charge-off expense and $0.5 million lower losses on the sale of loan receivables held for sale during 2018 compared to 2017. Further, we had $1.1 million less fair value adjustments on our servicing liabilities in 2018.
2017 vs. 2016. The change from $4.7 million of other income during the year ended December 31, 2016 to $6.9 million of other expense during 2017 was largely driven by interest expense of $7.5 million incurred in 2017 related to the term loan, which was established in 2017, and the Credit Facility (as defined below), which was both established and terminated in 2017. The $2.1 million decrease in interest income for 2017 compared to 2016 was largely driven by a lower average balance of loan receivables held for sale combined with lower average annual percentage yield. Further, the $1.9 million increase in other losses was primarily driven by a loss of $2.1 million in 2017 related to the impacts of the initial recognition of, and subsequent fair value changes in, our servicing liabilities associated with transfers of Charged-Off Receivables, which was not relevant to the 2016 period.
See Note 7 to the Consolidated Financial Statements in Item 8 for additional information regarding our borrowings.
Tax expense
Prior to the Reorganization Transactions and the IPO, the Company was not subject to corporate income taxation and, thus, did not have any corporate income tax expense in 2017 and 2016. Therefore, comparisons of the year ended December 31, 2018 versus 2017 and the year ended December 31, 2017 versus 2016 are not meaningful.

The income tax expense recorded during the year ended December 31, 2018 reflects the tax expense on the net earnings related to GreenSky, Inc.'s economic interest in GS Holdings.
Net income attributable to noncontrolling interests
Prior to the Reorganization Transactions and IPO, we did not account for noncontrolling interests and, thus, there was no noncontrolling interest in 2017 and 2016. Therefore, comparisons of the year ended December 31, 2018 versus 2017 and the year ended December 31, 2017 versus 2016 are not meaningful. Beginning on May 24, 2018, we attributed income to the Continuing LLC Members based on their economic interest in GS Holdings, which after adjusting for non-vested units was 70.0% as of December 31, 2018.
Financial Condition Summary
The following table presents summarized audited consolidated balance sheet data as of the dates indicated:

	December 31,
	2018	2017	% Change
Cash and cash equivalents	$303,390	$224,614	35%
Restricted cash	155,109	129,224	20%
Loan receivables held for sale, net	2,876	73,606	(96)%
Accounts receivable, net	15,400	18,358	(16)%
Related party receivables	142	218	(35)%
Property, equipment and software, net	10,232	7,848	30%
Deferred tax assets, net	306,979	—	N/A
Other assets	8,777	9,021	(3)%
Total assets	$802,905	$462,889	73%

Accounts payable	$5,357	$6,845	(22)%
Accrued compensation and benefits	8,484	7,677	11%
Other accrued expenses	1,015	1,606	(37)%
Finance charge reversal liability	138,589	94,148	47%
Term loan	386,822	338,263	14%
Tax receivable agreement liability	260,901	—	N/A
Related party liabilities	825	1,548	(47)%
Other liabilities	35,677	38,841	(8)%
Total liabilities	837,670	488,928	71%

Total temporary equity	—	430,348	N/A
Total permanent equity (deficit)	(34,765)	(456,387)	92%
Total liabilities, temporary equity and permanent equity (deficit)	$802,905	$462,889	73%
Changes in the composition and balance of our assets and liabilities as of December 31, 2018 compared to December 31, 2017 were principally attributable to cash and cash equivalents, restricted cash, loan receivables held for sale, our term loan and the impacts of the TRA and the FCR liabilities. The change in cash and cash equivalents and restricted cash is discussed within "Liquidity and Capital Resources," which appears later within this Item 7.
Loan receivables held for sale decreased primarily due to four sales during the year ended December 31, 2018 totaling $139.0 million, and was further reduced by customer payments of $22.0 million. These decreases were partially offset by purchases of loan receivables held for sale of $93.2 million.
The increase in deferred tax assets was primarily a result of the Company having recognized a net deferred tax asset associated with the basis difference in our investment in GS Holdings in connection with the IPO, Reorganization Transactions and Class B common stock exchange activity. During the year ended December 31,

2018, we also recognized deferred tax assets related to additional tax basis increases generated from expected future payments under our TRA (as discussed in "Liquidity and Capital Resources") and related deductions for imputed interest on such payments. Lastly, the deferred tax asset was reduced by income tax expense of $5.5 million during the year ended December 31, 2018.
Total liabilities increased by $348.7 million, primarily due to a tax receivable agreement liability of $260.9 million associated with the deferred tax asset discussed above, the $50.1 million impact of the modification of our term loan in March 2018, and an increase in our FCR liability of $44.4 million. The FCR liability increase is indicative of an increase in deferred interest loan originations in 2018 compared to 2017 and of deferred interest loan finance charges outpacing receipts during 2018 relative to 2017. This activity is analyzed in further detail throughout this Item 7.
The change in temporary equity was principally due to the IPO, which eliminated the redeemable aspect of the former GS Holdings Class B and C units, as discussed in more detail in Note 17 to the Consolidated Financial Statements in Item 8.
Total permanent equity increased primarily due to the effects of the Reorganization Transactions, net income of $128.0 million and the impact of deferred tax adjustments of $48.2 million, most of which was related to the exchanges of Holdco Units. These impacts were partially offset by distributions subsequent to the IPO and Reorganization Transactions of $27.1 million and treasury stock purchases of $43.9 million.
Liquidity and Capital Resources
We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including GS Holdings and GSLLC, which distributions may be restricted as a result of regulatory restrictions, state law regarding distributions by a limited liability company to its members, or contractual agreements, including agreements governing their indebtedness. For a discussion of those restrictions, refer to Part I, Item 1A "Risk Factors - Risks Related to Our Organizational Structure."
In particular, the Credit Facility (as defined below) contains certain negative covenants prohibiting GS Holdings and GSLLC from making cash dividends or distributions unless certain financial tests are met. In addition, while there are exceptions to these prohibitions, such as an exception that permits GS Holdings to pay our operating expenses, these exceptions apply only when there is not a default under the Credit Facility. We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.
Our principal source of liquidity is cash generated from operations. Historically, we had some variability in our operating cash flows, primarily due to the timing of purchases and subsequent sales of loan receivables held for sale. Our transaction fees are the most substantial source of our cash flows and follow a relatively predictable, short cash collection cycle. Our short-term liquidity needs primarily include setting aside restricted cash for Bank Partner escrow balances and interest payments on GS Holdings' Credit Facility, which consists of the term loan and revolving loan facility under the Amended Credit Agreement (collectively referred to as the "Credit Facility"), as defined and discussed in "Term loan and revolving loan facility." Further, in the near term, we expect our capital expenditures to be small relative to our unrestricted cash balance. We do not anticipate any major capital expenditures, nor are there any material trends that would have an unfavorable impact on our capital resources. We currently generate sufficient cash from our operations to meet these short-term needs. In addition, in the future we could use cash from our operations to purchase material amounts of loan receivables held for sale. Finally, we expect to use cash for FCR liability settlements, which are not fully funded by the incentive payments we receive from our Bank Partners. Our $100 million revolving loan facility is available to supplement our cash flows from operating activities in satisfying our short-term liquidity needs.
Our most significant long-term liquidity need involves the repayment of our term loan upon maturity in March 2025, which assuming no prepayments, will have an expected remaining unpaid principal balance of $373 million. We anticipate that our significant cash generated from operations will allow us to service this debt both for quarterly principal repayments and the balloon payment at maturity. Should operating cash flows be insufficient for this purpose, we will pursue other financing options. We have not made any material commitments for capital expenditures other than those disclosed in our "Contractual Obligations" table later in this Item 7.

Recent material changes in the Company's capital structure included:
2018
In March 2018, we amended certain terms of our 2017 Credit Agreement, replacing the original $350.0 million term loan with a $400.0 million term loan, as well as extending the maturity date of the term loan to March 29, 2025, reducing the interest margin to 3.25% per annum and extending the maturity date of the revolving loan facility to March 29, 2023. We contemporaneously settled the outstanding principal balance on the original term loan with the issuance of the modified term loan. As of December 31, 2018, we had no borrowings under the $100.0 million revolving loan facility. See Note 7 to the Consolidated Financial Statements in Item 8 for additional information on our borrowings.
In May, 2018, the Company’s Class A common stock commenced trading on the NASDAQ Stock Market in connection with its IPO of 43,700,000 shares of its Class A common stock at a public offering price of $23.00 per share, receiving approximately $954.8 million in net proceeds, after deducting underwriting discounts and commissions (but not including other offering costs). See Note 1 to the Consolidated Financial Statements in Item 8 for a detailed discussion of the Reorganization Transactions that immediately preceded the IPO.
In November 2018, we commenced our board-approved $150 million share repurchase program. Through December 31, 2018, we repurchased 4,681,211 shares of Class A common stock in open market transactions at a cost of $43.9 million.
2017
In July 2017, GreenSky, Inc. was formed as a Delaware corporation for the purpose of completing an IPO of its Class A common stock and certain Reorganization Transactions in order to carry on the business of GS Holdings and its consolidated subsidiaries.
In August 2017, GS Holdings acquired a controlling interest in GSLLC, a Georgia limited liability company, which is an operating entity.
In August 2017, we entered into a $450.0 million Credit Agreement, which provided for a $350.0 million term loan maturing on August 25, 2024 and a $100.0 million revolving loan facility maturing on August 25, 2022. The term loan incurred interest at an adjusted LIBOR rate, plus a margin of 4.00% per annum. As discussed above, this Credit Agreement was amended in 2018. See Note 7 to the Consolidated Financial Statements in Item 8 for additional information on our borrowings.
See Item 7A for a discussion of our exposure to market risk, including changes to interest rates, and credit risk.
Cash flows
We prepare our Consolidated Statements of Cash Flows using the indirect method, under which we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income, but may not result in actual cash receipts or payments during the period. The following table provides a summary of our operating, investing and financing cash flows for the periods indicated.

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$256,426	$160,394	$121,943
Net cash used in investing activities	$(6,581)	$(4,135)	$(4,666)
Net cash provided by (used in) financing activities	$(145,184)	$(30,535)	$725
Cash and cash equivalents and restricted cash totaled $458.5 million as of December 31, 2018, an increase of $104.7 million from December 31, 2017. Restricted cash, which had a balance of $155.1 million as of December 31, 2018 compared to a balance of $129.2 million as of December 31, 2017, is not available to us to fund operations or for general corporate purposes. Cash flow activities for the year ended December 31, 2018 consisted of $256.4 million of cash generated from operations, partially offset by $6.6 million of cash used for investing activities and $145.2 million of cash used for financing activities. Financing activity outflows were highlighted by

IPO-funded equity redemptions, repurchases of Class A common stock and distributions to members, offset by proceeds from our IPO and debt refinancing.
Our restricted cash balances as of December 31, 2018 and 2017 were comprised of three components: $98.3 million and $61.5 million, respectively, which represented the amounts that we have escrowed with Bank Partners as limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses; $49.8 million and $41.2 million, respectively, which represented an additional restricted cash balance that we maintained for certain Bank Partners related to our FCR liability; and $7.0 million and $26.5 million, respectively, which represented certain custodial in-transit loan funding and consumer borrower payments that we were restricted from using for our operations. The restricted cash balances related to our FCR liability and our custodial balances are not included in our evaluation of restricted cash usage, as these balances are not held as part of a financial guarantee arrangement. See Note 13 to the Consolidated Financial Statements in Item 8 for additional information on our restricted cash held as escrow with Bank Partners.
Cash provided by operating activities
Year ended December 31, 2018 vs. 2017. Cash flows provided by operating activities were $256.4 million during 2018 compared to $160.4 million during 2017. Net income of $128.0 million and $138.7 million for 2018 and 2017, respectively, was adjusted for certain non-cash items of $18.3 million and $11.0 million, respectively, which were predominantly related to depreciation and amortization, equity-based expense, fair value changes in our servicing liabilities and deferred tax expense.
Primary sources of operating cash during both 2018 and 2017 were earnings and increases in our FCR liability of $44.4 million and $26.1 million, respectively. The FCR liability changes were largely related to growth in deferred interest loan originations.
An additional $70.7 million source of cash in 2018 was related to loan receivables held for sale, for which our net receipts from customer payments and proceeds from sales well exceeded our purchases during the year. Comparatively, loan receivables held for sale drove a $32.3 million use of cash in 2017. These results were driven by $67.0 million higher proceeds received from sales of loan receivables held for sale during 2018 compared to 2017. In addition, the $41.4 million lower purchases of loan receivables held for sale during 2018 compared to 2017 was related to the expansion of our Bank Partner network and modification of their credit policies, enabling them to purchase these receivables.
These changes were offset by a $11.5 million use of cash in 2018 compared to a $13.6 million source of cash in 2017 related to transaction processing liabilities, which reflects the timing of the settlement of certain custodial in-transit loan funding and consumer borrower payments.
Year ended December 31, 2017 vs. 2016. Cash flows provided by operating activities were $160.4 million during 2017 compared to $121.9 million in 2016. Net income of $138.7 million and $124.5 million for 2017 and 2016, respectively, was adjusted for certain non-cash items of $11.0 million and $5.9 million, respectively, which were predominantly related to depreciation, amortization, equity-based expense and, for 2017, the fair value change in our servicing liabilities. Sources of operating cash in 2017 and 2016 were primarily driven by earnings and increases in our FCR liability of $26.1 million and $18.6 million, respectively. The increases in our FCR liability were driven largely by increases in deferred interest loan originations. Further, we had lower purchases of loan receivables held for sale in 2017 as compared to 2016, which was reflective of the expansion of our Bank Partner network and their credit policies. An additional source of cash in 2017 was from Bank Partner settlements.

Cash used in investing activities
Detail of the cash used in investing activities is included below for each year (dollars in millions).

	Year Ended December 31,
	2018	2017	2016
Software	$5.4	$2.3	$1.1
Computer hardware	0.8	0.8	1.4
Leasehold improvements	0.2	0.5	1.7
Furniture	0.2	0.5	0.5
Purchases of property, equipment and software	$6.6	$4.1	$4.7
Year ended December 31, 2018 vs. 2017. We had net cash used in investing activities of $6.6 million during 2018 compared to $4.1 million in 2017. The higher spend in 2018 was primarily related to an increase in software expenditures, most of which were capitalized costs related to internally-developed software, which consisted primarily of merchant experience enhancements and mobile application development. This activity was partially offset by lower infrastructure expenditures in 2018 compared to 2017, as we did not have any material changes to our leased premises during 2018.
Year ended December 31, 2017 vs. 2016. We had net cash used in investing activities of $4.1 million during 2017 compared to $4.7 million during 2016. The higher spend in 2016 was due to more significant spend on computer hardware and leasehold improvements related to the build out of our current corporate headquarters, as well as an additional build out of space at our operations center and technology locations in Georgia. These expenditures were partially offset by higher spend in 2017 on software, which consisted primarily of improvements to our customer payment experience and development of our capability to interact directly with customers.
Cash provided by (used in) financing activities
Our financing activities in the years presented consisted of equity and debt related transactions and distributions, including the impact of our IPO and Reorganization Transactions, and equity activities subsequent to the IPO and Reorganization Transactions, which primarily consisted of our purchases of treasury stock. Specifically as it relates to distributions, GS Holdings makes tax distributions based on the estimated tax payments that its members are expected to have to make during any given period (based upon various tax rate assumptions) and typically are paid in January, April, June and September of each year. Special GS Holdings distributions are also possible, which also occurred in 2018.
Year ended December 31, 2018 vs. 2017. We had net cash used in financing activities of $145.2 million during 2018 compared to $30.5 million during 2017. In 2018, we contemporaneously settled the $349.1 million outstanding principal balance on our original term loan with the issuance of a $400.0 million modified term loan, net of an original issuance discount of $1.0 million. These net proceeds were offset by distributions of $141.5 million and equity transaction costs of $3.9 million during 2018. An additional significant use of cash in 2018 of $41.8 million was related to our purchase of treasury stock.
The cash used in financing activities during 2017 was primarily related to aggregate special and tax distributions of $561.9 million and $7.9 million of debt issuance costs associated with the original term loan. The significantly higher distributions paid in 2017 compared to 2018 was mostly attributable to a special distribution made from the proceeds from our original term loan in 2017.
See Note 7 to the Consolidated Financial Statements in Item 8 for additional information on our borrowings.
Year ended December 31, 2017 vs. 2016. We had net cash used in financing activities of $30.5 million in 2017 compared to net cash provided by financing activities of $0.7 million in 2016. During 2017, proceeds from our term loan of $346.5 million were offset by payment of debt issuance costs of $7.9 million. Further, we made distributions to members of $561.9 million in 2017, of which $490.6 million represented special distributions from available term loan proceeds and distributable cash on hand and $71.3 million represented member tax distributions. Finally, we issued temporary equity that generated net proceeds of $194.5 million in 2017. During

2016, we issued temporary equity that generated net proceeds of $48.2 million. In addition, we made member tax distributions of $46.9 million in 2016.
Borrowings
See Note 7 to the Consolidated Financial Statements in Item 8 for further information about our borrowings, including the use of term loan proceeds.
Term loan and revolving loan facility
On August 25, 2017, GS Holdings entered into a Credit Agreement, which was amended on March 29, 2018 ("Amended Credit Agreement”). The Amended Credit Agreement provides for a $400.0 million term loan, the proceeds of which were used, in large part, to settle the outstanding principal balance on the $350.0 million term loan previously executed under the Credit Agreement in August 2017, and includes a $100.0 million revolving loan facility. The revolving loan facility also includes a $10.0 million letter of credit. The Credit Facility is guaranteed by GS Holdings’ significant subsidiaries, including GSLLC, and are secured by liens on substantially all of the assets of GS Holdings and the guarantors. Interest on the loans can be based either on a “Eurodollar rate” or a “base rate” and fluctuates dependent upon a “first lien net leverage ratio.” The Amended Credit Agreement contains a variety of covenants, certain of which are designed to limit the ability of GS Holdings to make distributions on, or redeem, its equity interests unless, in general, either (a) its “first lien net leverage ratio” is no greater than 2.00 to 1.00, or (b) the funds used for the payments come from certain sources (such as retained excess cash flow and the issuance of new equity) and its “total net leverage ratio” is no greater than 3.00 to 1.00. In addition, during any period when 25% or more of our revolving facility is utilized, it is required to maintain a “first lien net leverage ratio” no greater than 3.50 to 1.00. There are various exceptions to these restrictions, including, for example, exceptions that enable us to pay our operating expenses and to make certain GS Holdings tax distributions. The $400.0 million term loan matures on March 29, 2025, and the revolving loan facility matures on March 29, 2023.
We did not utilize any of our revolving loan facility as of December 31, 2018, which is available to fund future needs of GS Holdings’ business.
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
Tax Receivable Agreement
Our purchase of Holdco Units from the Exchanging Members using a portion of the net proceeds from the IPO, our acquisition of the equity of certain of the Former Corporate Investors, and any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement (as such terms are defined in Note 1 to the Consolidated Financial Statements in Item 8) are expected to result in increases in our allocable tax basis in the assets of GS Holdings. These increases in tax basis are expected to increase (for tax purposes) depreciation and amortization deductions allocable to us and, therefore, reduce the amount of tax that we otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent tax basis is allocated to those assets.
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

Due to the uncertainty of various factors, the likely tax benefits we will realize as a result of our purchase of Holdco Units from the Exchanging Members, our acquisition of the equity of certain of the Former Corporate Investors or any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement, or the resulting amounts we are likely to pay out to the TRA Parties pursuant to the TRA are also uncertain. However, we expect that such payments will be substantial and may substantially exceed the tax receivable liability of $260.9 million as of December 31, 2018.
Because we are the managing member of GS Holdings, which is the managing member of GSLLC, we have the ability to determine when distributions (other than tax distributions) will be made by GSLLC to GS Holdings and the amount of any such distributions, subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our Amended Credit Agreement or other debt instruments). Any such distributions will be distributed to all holders of Holdco Units, including us, pro rata based on the number of Holdco Units. The cash received from such distributions will first be used by us to satisfy any tax liability and then to make any payments required under the TRA. We expect that such distributions will be sufficient to fund both our tax liability and the required payments under the TRA.
Contractual Obligations
Our principal commitments consisted of obligations under our outstanding term loan and operating leases for office facilities. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2018.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan(1)	$397,000	$4,000	$8,000	$8,000	$377,000
Interest payments on term loan(2)	138,658	22,820	44,947	44,024	26,867
Revolving loan facility fees(3)	1,590	375	750	465	—
Operating leases(4)	16,984	3,871	8,246	4,325	542
Total contractual obligations	$554,232	$31,066	$61,943	$56,814	$404,409

(1)	The principal balance of the term loan is repaid on a quarterly basis at an amortization rate of 0.25% per quarter, with the balance due at maturity.

(2)	Variable interest payments on our term loan are calculated based on the interest rate as of December 31, 2018 and the scheduled maturity of the underlying term loan.

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

The payments that we may be required to make under the TRA to the TRA Parties may be significant and are not reflected in the contractual obligations table set forth above. Refer to Part I, Item 1A "Risk Factors - Risks Related to Our Organizational Structure" and to Note 12 to the Consolidated Financial Statements in Item 8 for additional detail.
Off-Balance Sheet Arrangements
We did not have any material off-balance sheet arrangements as of December 31, 2018 or 2017.
Contingencies
From time to time, we may become a party to civil claims and lawsuits in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated, which requires management judgment. As of December 31, 2018 and 2017, we did not record any provision for liability. Should any of our estimates or assumptions change or prove to be incorrect, it could have a material adverse impact on our consolidated financial condition, results of operations or cash flows. See Note 13 to the Consolidated Financial Statements in Item 8 for discussion of certain legal proceedings.

Recently Adopted or Issued Accounting Standards
See “Recently Adopted Accounting Standards” and "Accounting Standards Issued, But Not Yet Adopted" in Note 1 to the Consolidated Financial Statements in Item 8 for additional information.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements were prepared in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Such estimates and assumptions include, but are not limited to, those that relate to fair value measurements around our FCR liability and income taxes. In developing estimates and assumptions, management uses all available information; however, actual results could materially differ because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes. On an ongoing basis, we evaluate our judgments and estimates that are based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances.
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in Item 8. The following is a summary of our most critical accounting estimates, which represent those that involve a higher degree of uncertainty, judgment or complexity. Accordingly, these are the policies we believe to be most critical in fully understanding and evaluating our financial condition and results of operations.
Finance charge reversals
We offer certain loan products that have a feature whereby the account holder is provided a promotional period to repay the loan principal balance in full without incurring a finance charge. For these loan products, we bill interest each month throughout the promotional period and, under the terms of the contracts with our Bank Partners, are obligated to remit this billed interest to the Bank Partners if an account holder pays off the loan balance in full within the promotional period. This obligation is partially offset by the receipt of monthly incentive payments from Bank Partners during the promotional period, which vary from month to month. Therefore, the monthly process of billing interest on deferred loan products triggers a potential future FCR liability for us. The FCR component of our Bank Partner contracts qualifies as an embedded derivative.
The FCR liability is carried at fair value on a recurring basis in our Consolidated Balance Sheets and is estimated based on historical experience and management’s expectation of future FCR. The FCR liability is classified within Level 3 of the fair value hierarchy, as the primary component of the price is obtained from unobservable inputs based on our data, reasonably adjusted for assumptions that would be used by market participants. The FCR liability is not designated as a hedge for accounting purposes and, as such, changes in its fair value are recorded within cost of revenue in the Consolidated Statements of Operations.
See Item 7A for a discussion of our exposure to interest rate risk and credit risk as it relates to our FCR. Our discussion in Item 7A provides a useful sensitivity analysis to help facilitate a further understanding of the impact of our FCR liability on our net income.
Income taxes
Our income tax expense, deferred tax assets and tax receivable agreement liability reflect management’s best assessment of estimated current and future taxes. Significant judgments and estimates are required in determining the consolidated income tax expense, deferred tax assets and tax receivable agreement liability. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state and federal pre-tax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands unless otherwise indicated)
We are exposed to market risk, including changes to interest rates, and credit risk. However, regarding interest rate risk, we do not expect changes in interest rates to have a material impact on our ability to finance our cost of capital, given our relatively capital light operating model.
Interest rate risk
Loans originated by Bank Partners. The agreed upon Bank Partner portfolio yield on the loans that our Bank Partners originate is calculated based upon a margin above a market benchmark at the time of origination. An increase in the market benchmark would result in an increase in the agreed upon Bank Partner portfolio yield, which impacts future incentive payments and, therefore, can negatively impact the future fair value change in our FCR liability. We are able to manage some of the interest rate risk impact on our FCR liability through the types of loan products that we design and make available to our Bank Partners for funding (e.g. higher interest rate products, all else equal, result in higher incentive payments). However, increased interest rates may adversely impact the spending levels of our merchants’ customers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of customers to remain current on their obligations to our Bank Partners and, therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business and also negatively impact the fair value change in FCR liability, which is recorded within cost of revenue in the Consolidated Statements of Operations. Further, even though we are able to increase our transaction fee rates in response to rising interest rates, we might not be able to do so rapidly enough (or at all).
Loan receivables held for sale. Changes in United States interest rates affect the interest earned on our cash and cash equivalents and could impact the market value of loan receivables held for sale. Since we typically sell loan receivables held for sale at par to our Bank Partners, which is indicative of our short-term holding period, we do not expect interest rate risk related to loan receivables held for sale to be a material risk to us. As of December 31, 2018 and 2017, the weighted average age of our loan receivables held for sale based on the origination date relative to the respective reporting date was approximately 13 months and 11 months, respectively. As the carrying value of our loan receivables held for sale was $2.9 million as of December 31, 2018, a hypothetical increase in interest rates would not have a material impact on this balance. As of December 31, 2017, a hypothetical 100 basis points increase in interest rates may have resulted in a decrease of $2.0 million in the carrying value of our loan receivables held for sale. Alternatively, a 100 basis points decrease in interest rates would not have impacted the reported value of our loan receivables held for sale, as they are carried at the lower of cost or fair value.
Term loan. Interest rate fluctuations expose our variable-rate term loan, which consisted of our $350.0 million term loan under our Credit Agreement as of December 31, 2017 and our $400.0 million term loan under our Amended Credit Agreement as of December 31, 2018, to changes in interest expense and cash flows. The $350.0 million term loan had a maturity date of August 25, 2024, which was extended to March 29, 2025 for the $400.0 million term loan. Based on an outstanding principal balance on our $350.0 million term loan of $349.1 million as of December 31, 2017, and on our $400.0 million term loan of $397.0 million as of December 31, 2018, and accounting for our scheduled quarterly principal balance repayments, a hypothetical 100 basis point increase in the one-month LIBOR rate would result in an increase in annualized interest expense of $3.5 million and $4.0 million, respectively.
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
Loans originated by Bank Partners. Our Bank Partners own and bear substantially all of the credit risk on their wholly-owned loan portfolios. We regularly assess and monitor the credit risk exposure of our Bank Partners. This commences with the credit application process on our platform, during which a credit decision is rendered to a customer immediately based on preset underwriting standards provided by our Bank Partners. In rendering this decision, we generally obtain certain information provided by the applicant and a credit report from one of the major credit bureaus. Further, on behalf of our Bank Partners as part of our obligation as the loan servicer, we try to mitigate portfolio credit losses through our collection efforts on past due amounts. For loans wholly owned by our Bank Partners, our credit risk exposure impacts the amount of incentive payments and, therefore, the amount of fair value change in our FCR liability, as well as any potential financial guarantee payments. Restricted cash was set aside in escrow with our Bank Partners at a weighted average target rate of 1.3% of the total outstanding loan balance as of December 31, 2018.
Based on our incentive payments during the years ended December 31, 2018 and 2017, and holding all other inputs constant (namely, the size of our loan servicing portfolio and settlement activity), a hypothetical 100 basis point increase in loan servicing portfolio credit losses would have resulted in increases of $55.0 million and $37.7 million, respectively, in the fair value change of our FCR liability. Further, such an increase in credit losses would have caused us to incur additional general and administrative expense of $5.5 million and $4.3 million for the years ended December 31, 2018 and 2017, respectively, related to Bank Partner escrow utilization.
Loan receivables held for sale. We bear all of the credit risk associated with the receivables that we hold for sale. This portfolio was highly diversified across 1,193 and 5,428 consumer loan receivables as of December 31, 2018 and 2017, respectively, without significant individual exposures. Based on our $2.9 million and $73.6 million loan receivables held for sale balance as of December 31, 2018 and 2017, respectively, a hypothetical 100 basis point increase in portfolio credit losses would have resulted in lower annualized earnings of $0.0 million and $0.7 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of GreenSky, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GreenSky, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, statements of changes in equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, GA
March 15, 2019

We have served as the Company's auditor since 2014.

GreenSky, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$303,390	$224,614
Restricted cash	155,109	129,224
Loan receivables held for sale, net	2,876	73,606
Accounts receivable, net	15,400	18,358
Related party receivables	142	218
Property, equipment and software, net	10,232	7,848
Deferred tax assets, net	306,979	—
Other assets	8,777	9,021
Total assets	$802,905	$462,889

Liabilities, Temporary and Permanent Equity (Deficit)
Liabilities
Accounts payable	$5,357	$6,845
Accrued compensation and benefits	8,484	7,677
Other accrued expenses	1,015	1,606
Finance charge reversal liability	138,589	94,148
Term loan	386,822	338,263
Tax receivable agreement liability	260,901	—
Related party liabilities	825	1,548
Other liabilities	35,677	38,841
Total liabilities	837,670	488,928

Commitments, Contingencies and Guarantees (Note 13)
Temporary Equity
Redeemable preferred units	—	430,348
Permanent Equity (Deficit)
Class A common stock, par value $0.01 and 59,197,863 shares issued and 54,504,902 shares outstanding at December 31, 2018 and 0 shares issued and outstanding at December 31, 2017	591	—
Class B common stock, par value $0.001 and 128,549,555 and 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	129	—
Additional paid-in capital	44,524	(554,906)
Retained earnings	24,218	98,519
Treasury stock	(43,878)	—
Noncontrolling interest	(60,349)	—
Total permanent equity (deficit)	(34,765)	(456,387)
Total liabilities, temporary and permanent equity (deficit)	$802,905	$462,889

The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue
Transaction fees	$348,904	$278,958	$228,446
Servicing and other	65,769	46,929	35,419
Total revenue	414,673	325,887	263,865
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	160,439	89,708	79,145
Compensation and benefits	62,360	54,650	39,836
Sales and marketing	3,781	2,198	1,085
Property, office and technology	13,199	10,062	8,000
Depreciation and amortization	4,478	3,983	3,708
General and administrative	15,414	14,876	10,602
Related party expenses	2,212	4,811	1,678
Total costs and expenses	261,883	180,288	144,054
Operating profit	152,790	145,599	119,811
Other income/(expense), net
Interest and dividend income	6,111	5,180	7,302
Interest expense	(23,584)	(7,536)	—
Other gains/(losses)	(1,803)	(4,575)	(2,649)
Total other income/(expense), net	(19,276)	(6,931)	4,653
Income before income tax expense	133,514	138,668	124,464
Income tax expense	5,534	—	—
Net income	$127,980	$138,668	$124,464
Less: Net income attributable to noncontrolling interests	103,724	N/A	N/A
Net income attributable to GreenSky, Inc.	$24,256	N/A	N/A

Earnings per share of Class A common stock(1):
Basic	$0.43	N/A	N/A
Diluted	$0.41	N/A	N/A

(1)
Basic and diluted earnings per share of Class A common stock are applicable only for the period from May 24, 2018 through December 31, 2018, which is the period following the initial public offering ("IPO") and related Reorganization Transactions (as defined in Note 1 to the Consolidated Financial Statements). See Note 2, Earnings per Share, for the number of shares used in the computation of earnings per share of Class A common stock and the basis for the computation of earnings per share.

The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands, except share data)

	GreenSky Holdings, LLC (Prior to Reorganization Transactions)				GreenSky, Inc. Stockholders Equity
	Additional Paid-in Capital	Retained Earnings	Total Permanent Equity (Deficit)	Temporary Equity	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury stock	Noncontrolling Interest	Total

Balance at January 1, 2016	$(285,278)	$82,460	$(202,818)	$287,566	—	—	$—	$—	$—	$—	$—	$—	$84,748
Net income	—	124,464	124,464	—	—	—	—	—	—	—	—	—	124,464
Issuances	—	—	—	48,154	—	—	—	—	—	—	—	—	48,154
Redemptions	(539)	—	(539)	—	—	—	—	—	—	—	—	—	(539)
Distributions	—	(46,905)	(46,905)	—	—	—	—	—	—	—	—	—	(46,905)
Share-based compensation	1,897	—	1,897	—	—	—	—	—	—	—	—	—	1,897
Equity-based payments to non-employees	391	—	391	—	—	—	—	—	—	—	—	—	391
Balance at December 31, 2016	$(283,529)	$160,019	$(123,510)	$335,720	—	—	$—	$—	$—	$—	$—	$—	$212,210
Net income	—	138,668	138,668	—	—	—	—	—	—	—	—	—	138,668
Issuances	—	—	—	194,387	—	—	—	—	—	—	—	—	194,387
Redemptions	(447)	—	(447)	—	—	—	—	—	—	—	—	—	(447)
Distributions	(275,197)	(200,168)	(475,365)	(99,759)	—	—	—	—	—	—	—	—	(575,124)
Unit option exercises	15	—	15	—	—	—	—	—	—	—	—	—	15
Share-based compensation	3,951	—	3,951	—	—	—	—	—	—	—	—	—	3,951
Equity-based payments to non-employees	301	—	301	—	—	—	—	—	—	—	—	—	301
Balance at December 31, 2017	$(554,906)	$98,519	$(456,387)	$430,348	—	—	$—	$—	$—	$—	$—	$—	$(26,039)

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Dollars in thousands, except share data)

	GreenSky Holdings, LLC (Prior to Reorganization Transactions)				GreenSky, Inc. Stockholders Equity
	Additional Paid-in Capital	Retained Earnings	Total Permanent Equity (Deficit)	Temporary Equity	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury stock	Noncontrolling Interest	Total

Balance at December 31, 2017	$(554,906)	$98,519	$(456,387)	$430,348	—	—	$—	$—	$—	$—	$—	$—	$(26,039)
Activity prior to and including Reorganization Transactions
Net income	—	38,213	38,213	—	—	—	—	—	—	—	—	—	38,213
Issuances	339	—	339	—	—	—	—	—	—	—	—	—	339
Redemptions	(496)	—	(496)	—	—	—	—	—	—	—	—	—	(496)
Distributions	(37,980)	(57,003)	(94,983)	(16,358)									(111,341)
Share-based compensation	2,132	—	2,132	—	—	—	—	—	—	—	—	—	2,132
Equity-based payments to non-employees	6	—	6	—	—	—	—	—	—	—	—	—	6
Effect of Reorganization Transactions	590,905	(79,729)	511,176	(413,990)	15,816,268	—	158	—	(97,344)	—	—	—	—
Activity in connection with IPO
Issuances of Class A common stock, net of costs	—	—	—	—	43,700,000	—	437	—	950,553	—	—	—	950,990
Issuances of Class A common stock effective on date of IPO	—	—	—	—	434,783	—	4	—	(4)	—	—	—	—
Issuances of Class B common stock	—	—	—	—	—	128,983,353	—	129	—	—	—	—	129
Purchases of GreenSky Holdings, LLC units	—	—	—	—	—	—	—	—	(901,833)	—	—	—	(901,833)
Class A common stock repurchases	—	—	—	—	(2,426,198)	—	(24)	—	(52,988)	—	—	—	(53,012)
Class A common stock option exercises	—	—	—	—	125,398	—	1	—	(1)	—	—	—	—
Initial effect of the Reorganization Transactions and IPO on noncontrolling interest	—	—	—	—	—	—	—	—	69,299	—	—	(69,299)	—
Deferred tax adjustments	—	—	—	—	—	—	—	—	47,129	—	—	—	47,129
Activity subsequent to Reorganization Transactions and IPO
Net income	—	—	—	—	—	—	—	—	—	24,256	—	65,511	89,767
Issuance of unvested Class A common stock awards	—	—	—	—	234,829	—	2	—	(2)	—	—	—	—
Class A common stock option exercises	—	—	—	—	1,035,724	—	10	—	(4,820)	—	—	—	(4,810)
Class B common stock exchanges	—	—	—	—	277,059	(277,059)	3	—	(3)	—	—	—	—
Forfeited share-based compensation awards	—	—	—	—	(11,750)	(156,739)	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	(4,681,211)	—	—	—	—	—	(43,878)	—	(43,878)
Distributions	—	—	—	—	—	—	—	—	—	(38)	—	(27,036)	(27,074)
Share-based compensation	—	—	—	—	—	—	—	—	3,906	—	—	—	3,906
Equity-based payments to non-employees	—	—	—	—	—	—	—	—	10	—	—	—	10
Deferred tax adjustments	—	—	—	—	—	—	—	—	1,097	—	—	—	1,097
Impact on noncontrolling interest of change in ownership during period	—	—	—	—	—	—	—	—	29,525	—	—	(29,525)	—
Balance at December 31, 2018	$—	$—	$—	$—	54,504,902	128,549,555	$591	$129	$44,524	$24,218	$(43,878)	$(60,349)	$(34,765)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$127,980	$138,668	124,464
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,478	3,983	3,708
Share-based compensation expense	6,038	3,951	1,897
Equity-based payments to non-employees	16	301	391
Impairment losses	19	78	107
Losses on abandonment	—	—	44
Non-cash rent expense	(392)	(308)	(278)
Amortization of debt related costs	1,684	687	—
Loss on extinguishment of debt	—	254	—
Fair value change in assets and liabilities	945	2,071	—
Original issuance discount on term loan payment	(31)	(9)	—
Deferred tax expense	5,525	—	—
Other losses	—	—	36
Changes in assets and liabilities:
(Increase)/decrease in loan receivables held for sale	70,730	(32,338)	(39,425)
(Increase)/decrease in accounts receivable	2,958	(1,595)	(3,778)
(Increase)/decrease in related party receivables	76	1,217	(1,360)
(Increase)/decrease in deposits	—	—	5,837
(Increase)/decrease in other assets	1,574	(823)	1,266
Increase/(decrease) in accounts payable	(1,488)	3,222	440
Increase/(decrease) in finance charge reversal liability	44,441	26,084	18,605
Increase/(decrease) in related party liabilities	(722)	494	1,035
Increase/(decrease) in other liabilities	(7,405)	14,457	8,954
Net cash provided by operating activities	256,426	160,394	121,943

Cash flows from investing activities
Purchases of property, equipment and software	(6,581)	(4,135)	(4,666)
Net cash used in investing activities	(6,581)	(4,135)	(4,666)

Cash flows from financing activities
Proceeds from IPO, net of underwriters discount and commissions	954,845	—	—
Purchases of GreenSky Holdings, LLC units	(901,833)	—	—
Purchases of Class A common stock	(53,012)	—	—
Issuances of Class B common stock	129	—	—
Redemptions of GreenSky Holdings, LLC units prior to Reorganization Transactions	(496)	(447)	(539)
Proceeds from term loan	399,000	346,500	—
Repayments of term loan	(352,094)	(866)	—
Member contributions	—	200,000	50,000
Member distributions	(141,518)	(561,935)	(46,905)
Purchases of treasury stock	(41,847)	—	—
Option and warrant exercises prior to Reorganization Transactions	339	15	—
Payment of equity transaction expenses prior to Reorganization Transactions	(32)	(5,500)	(1,831)
Proceeds from option exercises after Reorganization Transactions	59	—	—
Payment of option exercise taxes after Reorganization Transactions	(4,869)	—	—
Payment of IPO related expenses	(3,855)	—	—
Payment of debt issuance costs	—	(8,302)	—
Net cash provided by/(used in) financing activities	(145,184)	(30,535)	725

Net increase in cash and cash equivalents and restricted cash	104,661	125,724	118,002
Cash and cash equivalents and restricted cash at beginning of period	353,838	228,114	110,112
Cash and cash equivalents and restricted cash at end of period	$458,499	$353,838	$228,114

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental cash flow information
Interest paid	$21,892	$6,475	$—
Income taxes paid	—	254	306
Supplemental non-cash investing and financing activities
Equity transaction costs accrued but not paid	$82	$114	$15
Leasehold improvements acquired but not paid	300	756	—
Distributions accrued but not paid	10,086	13,189	—
Treasury stock traded, but not settled	2,031	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data, unless otherwise stated)

Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards
Organization
Unless the context requires otherwise, "we", "us", "our", "GreenSky" and "the Company" refer to the business of GreenSky, Inc. and its subsidiaries.
We are a leading technology company Powering Commerce at the Point of SaleSM. Our platform is powered by a proprietary technology infrastructure that facilitates merchant sales, while reducing the friction and improving the economics associated with a consumer making a purchase and a bank extending financing for that purchase. It supports the full transaction lifecycle, including credit application, underwriting, real-time allocation to our Bank Partners, document distribution, funding, settlement and servicing. Merchants using our platform, which presently range from small, owner-operated home improvement contractors and healthcare providers to large national home improvement brands and retailers, rely on us to facilitate low or deferred interest promotional point-of-sale financing and payments solutions that enable higher sales volume. Consumers on our platform, who to date primarily have super-prime or prime credit scores, find financing with promotional terms to be an attractive alternative to other forms of payment. Our Bank Partners' access to our proprietary technology solution and merchant network enables them to build a diversified portfolio of high quality consumer loans with attractive risk-adjusted yields with minimal upfront investment.
GreenSky, Inc. was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an IPO of its Class A common stock and certain Reorganization Transactions, as further described below, in order to carry on the business of GreenSky Holdings, LLC (“GS Holdings”) and its consolidated subsidiaries. GS Holdings, a holding company with no operating assets or operations, was organized in August 2017. On August 24, 2017, GS Holdings acquired a controlling interest in GreenSky, LLC ("GSLLC"), a Georgia limited liability company, which is an operating entity. Common membership interests of GS Holdings are referred to as "Holdco Units."
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

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

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
As of December 31, 2018, the Company had an economic interest in GS Holdings of 30.0%, after adjusting for unvested units. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Consolidated Financial Statements representing the GS Holdings interests held by Continuing LLC Members.
Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements were prepared in conformity with United States generally accepted accounting principles ("GAAP"). In the opinion of management, the Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our financial condition and results of operations for the periods presented. All intercompany balances and transactions are eliminated upon consolidation.
As the Reorganization Transactions were considered to be among entities under common control resulting in a change in the reporting entity, we retrospectively adjusted the historical Consolidated Financial Statements of GS Holdings as if the common control transaction had occurred as of the earliest period presented.
During the year ended December 31, 2018, we changed the classification of provision for bad debt expense within the cash flows provided by operating activities in our Consolidated Statements of Cash Flows. It is no longer presented separately as an adjustment to reconcile net income to net cash provided by operating activities and, instead, is presented within the change in accounts receivable. The classification of this item for the years ended December 31, 2017 and 2016 of $817 and $322, respectively, was changed to conform to the current year presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates and assumptions include, but are not limited to, those that relate to fair value measurements, share-based compensation and income taxes. In developing estimates and assumptions, management uses all available information; however, actual results could materially differ from those estimates and assumptions.
Cash and Cash Equivalents
Cash includes non-interest and interest-bearing demand deposit accounts with various financial institutions. Cash equivalents include money market mutual fund accounts, which are invested in government securities. We consider all highly liquid investments that mature three months or less from the date of purchase to be cash

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

equivalents. The carrying amounts of our cash equivalents approximate their fair values due to their short maturities and highly liquid nature. Refer to Note 3 for additional information.
At times, our cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. The Company believes that no significant concentration of credit risk exists with respect to these balances based on its assessment of the creditworthiness and financial viability of these financial institutions. Further, our cash equivalents may expose us to credit risk; however, we believe this risk is limited, as the investments are backed by the full faith and credit of the United States government.
Restricted Cash
Restricted cash primarily consists of interest-bearing escrow accounts that are required under the terms of the contracts with federally insured banks that originate loans under the GreenSky program and any other lenders with respect to those loans (referred to henceforth as "Bank Partners"). Restricted cash is typically comprised of three components: (i) amounts we have escrowed with Bank Partners as limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses; (ii) additional amounts we maintain for certain Bank Partners based on a contractual percentage of the total interest billed on outstanding deferred interest loans that are within the promotional period less previous finance charge reversals ("FCR") on such outstanding loans; and (iii) certain custodial in-transit loan funding and consumer borrower payments that we are restricted from using for our operations. These custodial balances are not considered in our evaluation of restricted cash usage. As it relates to our restricted cash escrowed with Bank Partners, we record a liability for the amount of restricted cash we expect to be payable to our Bank Partners, which is accounted for as a financial guarantee. Refer to Note 13 for additional information.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total included within the Consolidated Statements of Cash Flows as of the periods indicated.

	December 31,
	2018	2017	2016
Cash and cash equivalents	$303,390	$224,614	$185,243
Restricted cash	155,109	129,224	42,871
Cash and cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$458,499	$353,838	$228,114
Loan Receivables Held for Sale
Loan receivables held for sale represent a 100% participating interest in the loan products that our Bank Partners originate and the Company subsequently purchases the receivable with the intent to sell to a third party at carrying value. Loan receivables held for sale are recorded at fair value at the time a loan receivable is purchased and are subsequently measured at the lower of cost or fair value on an aggregate homogeneous portfolio basis, which is further discussed in “Fair Value of Assets and Liabilities” below. We earn interest income on such loan receivables. Interest, calculated as a percentage of average outstanding principal balance in accordance with the contractual provisions of the loan arrangements, is accrued on a daily basis and collected from the account holder on a monthly basis. Accrued interest receivable and origination costs are deferred in the basis of the loan receivables. When the loan receivables are sold, any previously unrecognized deferred costs are recognized as part of realized gains and losses on sale. Gains and losses from the sale of loan receivables held for sale are included within other income/(expense), net in the Consolidated Statements of Operations. We typically retain an economic interest in the sold loan receivables in the form of servicing rights and obligations.
The entire balance of a loan receivable held for sale is considered contractually delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement. Loan receivables held for sale and accrued interest are marked down to zero and written off when the principal or interest is delinquent for greater than 90 days, with the related expenses recorded as reductions of other gains/(losses) and interest income, respectively, which are included within other income/

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

(expense), net in the Consolidated Statements of Operations. Valuation adjustments are also taken if loans delinquent less than 90 days are expected to charge off in the future and are recorded to other gains/(losses) in the Consolidated Statements of Operations. Recoveries of principal and finance charges and fees on previously written off loan receivables held for sale are recognized on a collected basis as other gains and interest income, respectively.
At times, we transfer our rights to previously charged-off loan receivables (“Charged-Off Receivables”) and receive commensurate proceeds based on the expected recovery rate of such loan receivables. We have no continuing involvement with these Charged-Off Receivables other than performing reasonable servicing and collection efforts on behalf of the third parties and Bank Partners that paid for the rights to the Charged-Off Receivables. The proceeds from the transfers of Charged-Off Receivables attributable to loan receivables held for sale are recognized on a collected basis as other gains/(losses) in the Consolidated Statements of Operations. Refer to “Fair Value of Assets and Liabilities” below for additional information on our Charged-Off Receivables transactions.
Accounts Receivable
Accounts receivable are recorded at their original invoice amounts, which are reduced by any allowance for uncollectible amounts. We establish an allowance for uncollectible amounts when management determines that collectability is uncertain. Accounts receivable are written off once delinquency exceeds 90 days. Recoveries of previously written off accounts receivable are recognized on a collected basis as a reduction to the provision for bad debt expense, which is included within general and administrative expense in the Consolidated Statements of Operations.
Property, Equipment, Software, Depreciation and Amortization
Property, equipment and software includes furniture, leasehold improvements, computer hardware and software and is stated at cost less accumulated depreciation or amortization and any previously recorded impairment. We capitalize qualified costs incurred to develop internal-use software, which primarily include internal and external labor expenses. We also capitalize costs for replacements and major enhancements when it is probable that the expenditures will result in additional functionality or will extend the useful life of existing functionality. Costs for minor replacements, enhancements, maintenance and repairs of internal-use software are expensed as incurred. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets, as follows:

Asset Category	Estimated Useful Lives
Computer hardware and software	3 years
Furniture	5 years
Leasehold improvements	Shorter of life of asset or remaining lease term
Upon a sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the Consolidated Balance Sheets and any related gain or loss is included within general and administrative expenses in the Consolidated Statements of Operations.
We evaluate the carrying amounts of property, equipment and software for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment losses are included within general and administrative expense in the Consolidated Statements of Operations.
Servicing Assets and Liabilities
The Company assumes a right, obligation, or neither a right nor obligation to service consumer loans each time a loan is originated by a Bank Partner. In accordance with ASC 860, Transfers and Servicing, when we determine that the compensation we receive to service loans is more or less than adequate, we assess the fair value of a servicing asset or liability, respectively, using a discounted cash flow model and subsequently measure the servicing asset or liability at fair value. As of December 31, 2018 and 2017, the fair values of this class of servicing assets and liabilities were immaterial.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

The Company services Charged-Off Receivables to which we transferred our rights to third parties and Bank Partners. As we do not charge a servicing fee in our arrangement with this select group of third parties and Bank Partners, this arrangement gives rise to servicing liabilities. Servicing liabilities related to the Charged-Off Receivables are initially recognized at fair value, using a discounted cash flow model, and are recorded within other liabilities in the Consolidated Balance Sheets. We elected the fair value method to measure these servicing liabilities subsequent to initial recognition, as we believe that fair value is a more meaningful measure of our expected obligation with respect to this class of servicing liabilities. This election is irrevocable for this class of servicing liabilities. Refer to “Fair Value of Assets and Liabilities” below for additional information on the measurement of these liabilities.
Refer to Note 3 and Note 8 for additional information on our servicing liabilities.
Fair Value of Assets and Liabilities
We have financial assets and liabilities subject to fair value measurement or disclosure on either a recurring or nonrecurring basis. Such measurements or disclosures relate to our cash and cash equivalents, loan receivables held for sale, FCR liability, servicing liabilities associated with Charged-Off Receivables, and term loan.
ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In valuing this asset or liability, we utilize market data or reasonable assumptions that market participants would use, including assumptions about risk and the risks inherent in the inputs to the valuation technique. The guidance provides a three-level valuation hierarchy for disclosure of fair value measurements based on the transparency of inputs to the valuation of an asset or a liability as of the measurement date. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3: Unobservable inputs for the asset or liability.
An asset’s or a liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
We apply the market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities, to value our cash and cash equivalents and loan receivables held for sale. We apply the income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount, to value our FCR liability and servicing liabilities. We determine the fair value of our term loan by applying a discounted cash flow model based on observable market factors and credit factors specific to us.
Refer to Note 3 for additional fair value disclosures.
Revenue Recognition
In accordance with ASC 606, Revenue from Contracts with Customers, in each of our revenue arrangements outlined below, revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.
Transaction revenue
Transaction fees
We earn a specified transaction fee in connection with purchases made by borrowers that are financed by our Bank Partners. The transaction fee is a one-time fee payable by the merchant that includes a merchant fee

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

component and an interchange fee component. In our merchant arrangements, our single performance obligation is to facilitate financing to the merchant’s qualified customers who comply with our Bank Partners’ mandatory underwriting criteria and credit policies. As it relates to our merchant arrangements, we act in the capacity of an agent, as our platform facilitates the arrangement between the merchant and customer (for contracted services) and the arrangement between the Bank Partner and customer (for loan financing) and we do not control either the merchant services or the financing prior to them being transferred to the customer.
The merchant fee is calculated by multiplying a set fee percentage (as outlined in a schedule provided to the merchants) by the dollar amount of a loan at the point of origination. As merchant fees are billed to, and collected directly from, the merchant at least monthly, the transaction volume is known and there is no unresolved variable consideration as of the end of a reporting period. We recognize revenue at the point of sale by applying the expected value method, wherein we assign 100% probability to the transaction price as calculated using actual transaction volume. While merchant fee reversals are contractually possible, and would constrain our estimate of variable consideration, they have been historically immaterial. Therefore, we have not recognized a refund liability for these reversals. Our expected value is further adjusted during the month for rebates or price concessions (collectively, “price concessions”), as discussed below.
Gross contractual merchant fees may be reduced by volume-based or non-volume-based price concessions to certain merchants and channel partners (which we refer to as "Sponsors"), which are offered to generate transaction volume on the GreenSky platform. As an agent, we recognize merchant fees net of consideration paid to merchants or Sponsors in the form of price concessions, which represents our expected consideration. The price concessions give rise to additional variable consideration at contract inception, which we estimate at the individual merchant level using the expected value method. For merchants and Sponsors receiving monthly or quarterly price concessions, which constitutes the vast majority of our arrangements, it is not probable that a significant reversal in the cumulative amount of revenue recognized would occur, as the uncertainty is resolved by the end of a reporting period. Therefore, we assign 100% probability to the transaction price as calculated using actual transaction volume net of actual merchant and Sponsor price concessions. In the limited instances in which we issue annual price concessions, which are based on an annual volume target, we determine the expected value based on quarterly progress and expected future progress (using historical experience) toward achieving the annual volume target. Volume-based price concessions to merchants and Sponsors that were netted against the gross transaction price were $9,965, $6,930, and $8,241 for the years ended December 31, 2018, 2017 and 2016, respectively.
Interchange fees are calculated by multiplying a set fee percentage (as stipulated by the credit card payment network) by the transaction volume processed through such network. Transaction volume and related fees payable to the Company are reported to us on a daily basis. Therefore, there is no unresolved variable consideration within a reporting period. Using the expected value method, we assign 100% probability to the transaction price as calculated using actual transaction volume.
We satisfy our performance obligation to facilitate financing to our merchants’ qualified customers continuously throughout our contractual terms with our Bank Partners. Our merchants receive and consume the benefits of such performance simultaneously as we perform, which is reflected through the consummation of a purchase by the end customer who obtained financing through the GreenSky platform. Therefore, this performance obligation is satisfied over time. Our performance obligation is completely satisfied once a customer’s application has been approved, a credit decision has been reached and a loan has been funded and processed, indicating that a sale has been completed by a merchant on our platform. We measure our progress toward complete satisfaction of this performance obligation using the output method, with transaction volume representing the direct measure that faithfully depicts a completed sale by a merchant on our platform. The value of our service transferred to the merchants is represented by the merchant fee rate, as agreed upon at contract inception, and the interchange fee rate, as stipulated by the credit card payment network. Therefore, we recognize revenue on at least a monthly basis for merchant fees and on a daily basis for interchange fees.
We apply the practical expedient related to incremental costs of obtaining a contract. Although certain of our commission costs qualify for capitalization under ASC 340-40, Contracts with customers, their amortization period is less than one year. Therefore, utilizing the practical expedient, we expense these costs as incurred.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

Servicing and other
Servicing fees
Servicing fees are contractual fees specified in our servicing agreements with our Bank Partners that are earned from providing professional services to manage loan portfolios on behalf of our Bank Partners, which represents the single performance obligation in this contractual arrangement. The servicing fee is calculated on a monthly basis by multiplying a set fee percentage (as outlined in the contracts with our Bank Partners) by the average outstanding Bank Partner loan portfolio balance. As the average outstanding loan portfolio balance is not known at contract inception, this arrangement contains variable consideration. However, as servicing fees are settled monthly with our Bank Partners, the average outstanding loan portfolio balance is known at each month end. Therefore, there is no unresolved variable consideration within a reporting period. Using the expected value method, we assign 100% probability to the transaction price as calculated using the actual average outstanding loan portfolio balance.
We satisfy our performance obligation to service the Bank Partners’ loans on a recurring, monthly basis for as long as a loan balance is outstanding. The benefits of our servicing are simultaneously received and consumed by the Bank Partners. Therefore, this performance obligation is satisfied over time. We measure our progress toward complete satisfaction of this performance obligation using the output method, with loans outstanding representing the direct measure that faithfully depicts the loans for which control of servicing has transferred to the Bank Partners. The value of our service transferred to the Bank Partners is represented by the servicing fee rate, as agreed upon at contract inception. Therefore, we recognize revenue on a monthly basis upon settling with the Bank Partner.
Disaggregated revenue
Revenue disaggregated by type of service was as follows for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Merchant fees	$297,776	$234,548	$190,632
Interchange fees	51,128	44,410	37,814
Transaction fees	348,904	278,958	228,446
Servicing fees	65,597	46,575	32,447
Other(1)	172	354	2,972
Servicing and other	65,769	46,929	35,419
Total revenue	$414,673	$325,887	$263,865

(1)
Other revenue includes miscellaneous revenue items that are individually immaterial. Other revenue is presented separately herein in order to clearly present merchant, interchange and servicing fees, which are more integral to our primary operations and better enable financial statement users to calculate metrics such as servicing and merchant fee yields.

We have no remaining performance obligations as of December 31, 2018. No assets were recognized from the costs to obtain or fulfill a contract with a customer as of December 31, 2018 or 2017. We recognized bad debt expense arising from our contracts with customers of $1,294, $817 and $966 during the years ended December 31, 2018, 2017 and 2016, respectively, which is recorded within general and administrative expense in our Consolidated Statements of Operations.
Share-Based Compensation
The Company issues share-based awards to certain employees and non-employees, which are measured at fair value at the date of grant. The fair value determined at the date of grant is expensed, based on our estimate of awards that will eventually vest, on a straight-line basis over the vesting period. We estimate expected forfeitures based on historical forfeiture behavior. Share-based compensation expense is included within compensation and benefits expense in the Consolidated Statements of Operations. Refer to Note 11 for additional information.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

Income Taxes
Income taxes are provided for in accordance with ASC Topic 740, “Income Taxes” (ASC Topic 740). Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Financial Statements, using the statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Refer to Note 12 for additional information.
Related Party Transactions
In the normal course of business, we enter into certain transactions with entities or individuals that are deemed to be affiliated companies or persons under the related party definition in ASC 850, Related Party Disclosures. Refer to Note 14 for additional information.
Recently Adopted Accounting Standards
Recognition and measurement of financial assets and financial liabilities
In January 2016, the FASB issued ASU 2016-01 to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. We adopted the standard as of January 1, 2018 using the modified retrospective approach. As a result of adopting the standard, we eliminated the disclosure of the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet, which applies to our fair value of term loan disclosure in Note 3. The remaining provisions of the standard were either not applicable to us or already satisfied in our disclosures. Our adoption of this standard did not have any additional impact on our Consolidated Financial Statements.
Scope of modification accounting
In May 2017, the FASB issued ASU 2017-09 to provide clarity and reduce both diversity in practice and the cost and complexity to an entity when applying the guidance in ASC 718, Compensation—Stock Compensation, to a change in the terms or conditions of a share-based payment award. The standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. We adopted the standard as of January 1, 2018, and are applying its provisions prospectively to any award modified on or after the adoption date. Our adoption of this standard did not have any impact on our Consolidated Financial Statements.
Disclosure framework - changes to the disclosure requirements for fair value measurement
In August 2018, the FASB issued ASU 2018-13 to modify certain disclosure requirements about recurring and nonrecurring fair value measurements to improve disclosure effectiveness. We adopted the standard as of the date of issuance. As a result of adopting this standard, we replaced our previously disclosed quantitative sensitivity analysis for unobservable inputs used to develop our Level 3 fair value measurements with narrative descriptions of the uncertainty of our fair value measurements to changes in unobservable inputs, and added explanations of how we calculated the weighted averages of the significant unobservable inputs used to develop our Level 3 fair value measurements. Our adoption of this standard did not have any additional impact on our Consolidated Financial Statements.
Accounting Standards Issued, But Not Yet Adopted
Leases
In February 2016, the FASB issued ASU 2016-02, which requires the recognition of right-of-use assets and lease liabilities for operating leases with terms greater than 12 months on our Consolidated Balance Sheets. Presentation of leases within our Consolidated Statements of Operations and Consolidated Statements of Cash Flows will be generally consistent with the current lease accounting guidance codified in ASC 840, Leases. In July

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

2018, the FASB issued ASU 2018-11, which provides an additional (and optional) transition method to adopt ASU 2016-02 by applying its provisions at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, rather than applying the provisions at the beginning of the earliest period presented in the financial statements. The standard is effective for us on January 1, 2019, and we will apply its provisions using the optional transition method prescribed in ASU 2018-11, whereby we will record a cumulative-effect adjustment to retained earnings on January 1, 2019, and we will retain the prior year presentation and disclosures in accordance with predecessor guidance in ASC 840. Therefore, the Consolidated Balance Sheet presentation for 2019 will not be comparable to the prior period presented in the first year of adoption. On January 1, 2019, we expect to record a right-of-use asset of approximately $11.3 million, a lease liability of approximately $14.1 million and an immaterial cumulative-effect adjustment to retained earnings.
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
Improvements to non-employee share-based payment accounting
In June 2018, the FASB issued ASU 2018-07 to simplify certain aspects of the accounting for non-employee share-based payment transactions. Under the new standard, all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards are within the scope of ASC 718. Consistent with the accounting requirement for employee share-based payment awards, non-employee share-based payment awards within the scope of ASC 718 are measured at grant-date fair value of the equity instruments, and the requirement to reassess classification of non-employee share-based payment awards upon vesting is eliminated. The standard is effective for us on January 1, 2019 using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption to remeasure equity-classified awards for which a measurement date has not been established and liability-classified awards that have not been settled by the date of adoption. We do not expect our adoption of this standard to have any impact on our Consolidated Financial Statements.
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
In addition, this standard requires alignment in presentation between: (1) the expense related to the capitalized implementation costs and the fees associated with the hosting element (service) of the arrangement on the statement of operations, (2) the capitalized implementation costs and any prepayment for the fees of the

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

associated hosting arrangement on the balance sheet, and (3) the payments for capitalized implementation costs and the payments made for fees associated with the hosting element in the statement of cash flows. The standard is effective for us on January 1, 2020, with early adoption permitted, and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are refining our inventory of existing cloud computing arrangements to identify hosting arrangements that are service contracts and will evaluate how to account for the implementation costs of such arrangements.
Note 2. Earnings per Share
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
Prior to the IPO, the GS Holdings membership structure included Class A, B, and C Units and Profits Interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these Consolidated Financial Statements. Therefore, earnings per share information has not been presented for the years ended December 31, 2017 and 2016.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the year ended December 31, 2018. The basic and diluted earnings per share for the year ended December 31, 2018 represents only the period from May 24, 2018 to December 31, 2018, the period wherein we had outstanding Class A common stock.

Year Ended December 31,
2018
Numerator:
Income before income tax expense	$133,514
Less: Net income attributable to GS Holdings prior to the Reorganization Transactions	38,213
Less: Net income attributable to noncontrolling interests after the Reorganization Transactions	65,511
Less: Income tax expense	5,534
Net income attributable to GreenSky, Inc. – basic	$24,256
Add: Reallocation of net income attributable to noncontrolling interests after the Reorganization Transactions from the assumed exchange of Holdco Units for Class A common stock	65,511
Less: Income tax expense on reallocation of net income attributable to noncontrolling interests(1)	12,784
Net income attributable to GreenSky, Inc. – diluted	$76,983
Denominator:
Weighted average shares of Class A common stock outstanding – basic	57,008,324
Add: Dilutive effects as shown separately below
Holdco Units exchangeable for Class A common stock	127,939,939
Class A common stock options	2,984,196
Holdco warrants exchangeable for Class A common stock	808,961
Unvested Class A common stock(2)	163,521
Weighted average shares of Class A common stock outstanding – diluted	188,904,942

Earnings per share of Class A common stock outstanding – basic	$0.43
Earnings per share of Class A common stock outstanding – diluted(3)	$0.41

(1)	We assumed an effective tax rate of 19.2%.

(2)	Includes both unvested Class A common stock issued as part of the Reorganization Transactions and unvested Class A common stock awards issued subsequent to the Reorganization Transactions.

(3)
Our calculation of diluted earnings per share excludes 1,533,029 Class A common stock options and 134,170 unvested Class A common stock awards for the year ended December 31, 2018, as their inclusion would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce these amounts if they had a dilutive effect and were included in the computation of diluted earnings per share.

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
Note 3. Fair Value of Assets and Liabilities
The following table summarizes, by level within the fair value hierarchy, the carrying amounts and estimated fair values of our assets and liabilities measured at fair value on a recurring or nonrecurring basis or disclosed, but not carried, at fair value in the Consolidated Balance Sheets as of the dates presented. There were no transfers into, out of, or between levels within the fair value hierarchy during any of the periods presented.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

	Level	December 31, 2018		December 31, 2017
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents(1)	1	$303,390	$303,390	$224,614	$224,614
Loan receivables held for sale, net(2)	2	2,876	3,552	73,606	74,190
Liabilities:
Finance charge reversal liability(3)	3	$138,589	$138,589	$94,148	$94,148
Servicing liabilities(3)	3	3,016	3,016	2,071	2,071
Term loan(1)	2	386,822	386,234	338,263	345,820

(1)
Disclosed, but not carried, at fair value. For our term loan, the amounts disclosed as of December 31, 2018 relate to the modified term loan and amounts disclosed as of December 31, 2017 relate to the original term loan. See Note 7 for additional information. The carrying value of our term loan is net of unamortized debt discount and debt issuance costs. The fair value of our term loan was determined using a discounted cash flow model based on observable market factors (such as changes in credit spreads for comparable benchmark companies) and credit factors specific to us.

(2)	Measured at fair value on a nonrecurring basis.

(3)
Measured and carried at fair value on a recurring basis in the Consolidated Balance Sheets. Servicing liabilities are presented within other liabilities in the Consolidated Balance Sheets. The cash flow impacts of our liabilities that are measured at fair value on a recurring basis are included within net cash provided by operating activities in the Consolidated Statements of Cash Flows.

Cash and cash equivalents
Cash and cash equivalents are classified within Level 1 of the fair value hierarchy, as the primary component of the price is obtained from quoted market prices in an active market, which is the net asset value of the underlying funds. The carrying amounts of our cash and cash equivalents approximate their fair values due to the short maturities and highly liquid nature of these accounts. See Note 1 for additional information.
Loan receivables held for sale
Loan receivables held for sale are recorded in the Consolidated Balance Sheets at the lower of cost or fair value and, therefore, are measured at fair value on a nonrecurring basis. For our loan receivables held for sale, fair value approximates par value, as we have consistently sold loans for the full current balance in historical and current period transactions with our Bank Partners.
Loan receivables held for sale are classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from observable values of loan receivables with similar terms and characteristics as the loan receivables sold to our Bank Partners. We have the ability to access this market, and it is the market into which these loan receivables are typically sold. See Note 4 for additional information on our loan receivables held for sale.
Finance charge reversals
Our Bank Partners offer certain loan products that have a feature whereby the account holder is provided a promotional period to repay the loan principal balance in full without incurring a finance charge. For these loan products, we bill interest each month throughout the promotional period and, under the terms of the contracts with our Bank Partners, we are obligated to pay this billed interest to the Bank Partners if an account holder pays off the loan balance in full within the promotional period. Therefore, the monthly process of billing interest on deferred loan products triggers a potential future FCR liability for the Company. The FCR component of our Bank Partner contracts qualifies as an embedded derivative. The FCR liability is not designated as a hedge for accounting purposes and, as such, changes in its fair value are recorded within cost of revenue in the Consolidated Statements of Operations.
The FCR liability is carried at fair value on a recurring basis in the Consolidated Balance Sheets and is estimated based on historical experience and management’s expectation of future FCR. The FCR liability is classified within Level 3 of the fair value hierarchy, as the primary component of the fair value is obtained from

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

unobservable inputs based on the Company’s data, reasonably adjusted for assumptions that would be used by market participants. The following table reconciles the beginning and ending fair value measurements of our FCR liability during the periods indicated.

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$94,148	$68,064	$49,459
Receipts(1)	129,153	109,818	79,508
Settlements(2)	(181,590)	(127,029)	(102,406)
Fair value changes recognized in cost of revenue(3)	96,878	43,295	41,503
Ending balance	$138,589	$94,148	$68,064

(1)
Represents cash received from deferred payment loans during the promotional period, referred to as incentive payments, cash received from recoveries on previously charged-off Bank Partner loans, and the proceeds received from transferring our rights to Charged-Off Receivables attributable to previously charged-off Bank Partner loans. We consider all monthly incentive payments from Bank Partners during the period to be related to billed finance charges on deferred interest products until monthly incentive payments exceed total billed finance charges on deferred products, which did not occur during any of the periods presented.

(2)	Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that paid off within the promotional period.

(3)
A fair value adjustment is made based on the expected reversal percentage of billed finance charges (expected settlements), which is estimated at each reporting date. The fair value adjustment is recognized in cost of revenue in the Consolidated Statements of Operations.

Our estimated reversal rate for billed interest on deferred loan products is the significant unobservable input used to value the Level 3 FCR liability. As we have expanded our deferred loan products and as our historical experience with these products has progressed, management has developed more specific reversal rates for categories of deferred loan products based on the length of the interest-free promotional period (ranging from 6 to 24 months), whether or not loan principal payments were required to be paid during the interest-free promotional period, and the industry vertical (home improvement or elective healthcare). This has resulted in incremental increases in the number of reversal rate assumptions used to value the FCR liability. The following table presents the ranges and weighted averages of our estimated reversal rates as of the dates indicated.

	December 31,
Reversal rate	2018	2017	2016
Range	70.0% – 97.3%	85.5% – 98.0%	88.0% – 88.5%
Weighted average	88.2%	89.0%	88.3%
The weighted averages in the above table were calculated by first determining the percentage of the reporting date FCR liability attributable to each category of deferred loan products for which a reversal rate assumption is determined. We then multiplied these weights by the unique reversal rate for each category and summed the resulting products.
A significant increase or decrease in the estimated reversal rates could result in a significantly higher or lower, respectively, calculation of our expected future payments to our Bank Partners, resulting in a higher or lower, respectively, fair value measurement of our FCR liability.
Charged-off receivables
Periodically, we transfer our rights to certain Charged-Off Receivables in exchange for a cash payment based on the expected recovery rate of such loan receivables, which consist primarily of previously charged-off Bank Partner loans. We have no continuing involvement with these Charged-Off Receivables other than performing reasonable servicing and collection efforts on behalf of the third parties and Bank Partners that purchased the Charged-Off Receivables. The proceeds from transfers of Charged-Off Receivables attributable to Bank Partner loans are recognized on a collected basis as reductions to cost of revenue, which reduces the fair value adjustment to

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

the FCR liability in the period of transfer. The following table presents details of Charged-Off Receivables transfers during the years indicated. There were no transfers of Charged-Off Receivables during the year ended December 31, 2016.

	Aggregate Unpaid Balance			Proceeds
	Bank Partner loans	Loan receivables held for sale	Total(1)	Bank Partner loans	Loan receivables held for sale	Total
Year Ended December 31, 2018	$201,517	$3,263	$204,780	$26,692	$431	$27,123
Year Ended December 31, 2017	197,114	4,165	201,279	18,968	406	19,374

(1)
During the years ended December 31, 2018 and 2017, $14,940 and $2,966, respectively, of the aggregate unpaid balance on cumulative transferred Charged-Off Receivables were recovered through our servicing efforts on behalf of our Charged-Off Receivables investors.

Servicing liabilities
We elected the fair value method to account for our servicing liabilities to more appropriately reflect the value of the obligation in our Consolidated Financial Statements. As a result of this election, our servicing liabilities are carried at fair value on a recurring basis within other liabilities in the Consolidated Balance Sheets and are estimated using a discounted cash flow model. See Note 8 for additional information. Servicing liabilities are classified within Level 3 of the fair value hierarchy, as the primary component of the fair value is obtained from unobservable inputs based on peer market data, reasonably adjusted for assumptions that would be used by market participants to service our transferred Charged-Off Receivables portfolios, for which market data is not available. Changes in the fair value of our servicing liabilities are recorded within other gains/(losses) in the Consolidated Statements of Operations.
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

The following table reconciles the beginning and ending fair value measurements of our servicing liabilities associated with transferring our rights to Charged-Off Receivables during the periods presented. There were no servicing liabilities during the year ended December 31, 2016.

	Year Ended December 31,
	2018	2017
Beginning balance	$2,071	$—
Initial obligation from transfer of Charged-Off Receivables(1)	2,461	2,379
Fair value changes recognized in other gains/(losses)
Change in inputs or assumptions used in the valuation model	—	—
Other changes in fair value(1)(2)	(1,516)	(308)
Ending balance	$3,016	$2,071

(1)	Recognized in other gains/(losses) in the Consolidated Statements of Operations.

(2)	Represents the reduction of our servicing liabilities due to the passage of time and collection of loan payments.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

The following table presents quantitative information about the significant unobservable inputs used to value the Level 3 servicing liabilities as of the dates presented.

Input	December 31, 2018		December 31, 2017
	Range	Weighted Average	Range	Weighted Average
Cost of servicing (basis points)	62.5	62.5	62.5	62.5
Discount rate	18.0%	18.0%	18.0%	18.0%
Recovery period (years)	3.6 – 4.9	4.3	4.6 – 4.9	4.8
The recovery period is weighted by the unpaid balance of previously transferred Charged-Off Receivables as of December 31, 2018 and 2017. The recovery period reflects the length of time over which we expect to perform servicing activities and has an inverse correlation with the amount by which the servicing liability is reduced each reporting period. As such, a significant increase or decrease in the expected recovery period could have resulted in a higher or lower, respectively, servicing liability as of December 31, 2018 and 2017.
A significant increase or decrease in the market cost of servicing could have resulted in a significantly higher or lower, respectively, servicing liability as of December 31, 2018 and 2017. We only use one cost of servicing assumption; therefore, the weighted average only includes a singular basis points cost of servicing.
Finally, a significant increase or decrease in the discount rate could have resulted in a lower or higher, respectively, servicing liability as of December 31, 2018 and 2017. The discount rate impact on our servicing liability is much less compared to the recovery period and cost of servicing assumptions. We only use one discount rate assumption; therefore, the weighted average only includes a singular discount rate.
Financial guarantee
Under the terms of the contracts with our Bank Partners, we provide limited protection in the event of excessive Bank Partner portfolio credit losses and record a financial guarantee liability at fair value based on historical experience and the amount of current customer delinquencies expected to convert into Bank Partner portfolio credit losses. See Note 13 for additional information.
Note 4. Loan Receivables Held for Sale
The following table summarizes the activity in the balance of loan receivables held for sale at lower of cost or fair value during the periods indicated.

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$73,606	$41,268	$1,843
Additions	93,240	134,659	309,218
Proceeds from sales and customer payments(1)	(161,009)	(93,044)	(262,903)
Loss on sale	—	(500)	(907)
Increase in valuation allowance	(92)	(584)	—
Transfers(2)	22	(5,017)	(4,092)
Write offs and other(3)	(2,891)	(3,176)	(1,891)
Ending balance	$2,876	$73,606	$41,268

(1)
Customer payments include accrued interest and fees, recoveries of previously charged-off loan receivables held for sale, as well as proceeds from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. We retain servicing arrangements on sold loan receivables with the same terms and conditions as loans that are originated by our Bank Partners. Income from loan receivables held for sale activities is recorded within interest income and other gains/(losses) in the Consolidated Statements of Operations. We sold loan receivables held for sale to certain Bank Partners on the following dates during the years indicated:

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

2018		2017		2016
Date	Amount	Date	Amount	Date	Amount
May 21	$9,552	June 29	$17,900	May 12	$28,392
June 27	50,614	December 21	54,171	September 29	20,263
September 27	48,176			November 30	19,990
December 20	30,684			December 16	33,621
				December 23	139,004
Total	$139,026		$72,071		$241,270

(2)
We temporarily hold certain loan receivables, which are originated by a Bank Partner, while non-originating Bank Partner eligibility is being determined. Once we determine that a loan receivable meets the investment requirements of an eligible Bank Partner, we transfer the loan receivable to the Bank Partner at cost plus any accrued interest. The reported amount also includes loan receivables that have been placed on non-accrual and non-payment status while we investigate consumer inquiries.

(3)
We received recovery payments of $57, $238 and $116 during the years ended December 31, 2018, 2017 and 2016, respectively. Recoveries of principal and finance charges and fees on previously written off loan receivables held for sale are recognized on a collected basis as other gains and interest income, respectively, in the Consolidated Statements of Operations. Separately, during the years ended December 31, 2018 and 2017, write offs and other were reduced by $431 and $406, respectively, related to cash proceeds received from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. The cash proceeds received were recorded within other income/(expense), net in the Consolidated Statements of Operations.

The following table presents activities associated with our loan receivable sales and servicing activities during the years indicated.

	Year Ended December 31,
	2018	2017	2016
Gain/(loss) on sold loan receivables held for sale	$—	$(500)	$(907)
Cash Flows
Sales of loans	$139,026	$72,071	$241,270
Servicing fees	2,321	2,821	1,672
The following table presents information as of the dates indicated about the principal balances of sold loan receivables that are not recorded in our Consolidated Balance Sheets, but with which we have a continuing involvement through our servicing arrangements with our Bank Partners. The sold loan receivables are pooled with other loans originated by the Bank Partners for purposes of determining escrow balances and incentive payments. The escrow balances represent our only direct exposure to potential losses associated with these sold loan receivables.

	December 31,
	2018	2017
Total principal balance	$357,060	$305,748
Delinquent loans (unpaid principal balance)	23,385	20,409

	Year Ended December 31,
	2018	2017	2016
Net charge-offs (unpaid principal balance)	$11,355	$8,574	4,545

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

Note 5. Accounts Receivable
Accounts receivable consisted of the following as of the dates indicated.

	Accounts Receivable, Gross	Allowance for Losses	Accounts Receivable, Net
December 31, 2018
Transaction related	$14,704	$(168)	$14,536
Servicing related	864	—	864
Total	$15,568	$(168)	$15,400
December 31, 2017
Transaction related	$15,997	$(276)	$15,721
Servicing related	2,637	—	2,637
Total	$18,634	$(276)	$18,358
Note 6. Property, Equipment and Software
Property, equipment and software were as follows as of the dates indicated.

	December 31,
	2018	2017
Furniture	$2,813	$2,704
Leasehold improvements	4,171	3,659
Computer hardware	2,923	2,987
Software	8,344	4,836
Total property, equipment and software, at cost	18,251	14,186
Less: accumulated depreciation	(5,462)	(4,060)
Less: accumulated amortization	(2,557)	(2,278)
Total property, equipment and software, net	$10,232	$7,848
The following table shows depreciation and amortization expense during the years presented, as well as losses on abandoned property, equipment and software and recorded impairment losses related to abandoned capitalized software projects that are recorded within general and administrative expense in the Consolidated Statements of Operations. We determined that these software projects would not generate future cash flows through use or disposal to a third party and, as such, the fair value as of the respective reporting dates was $0.

	Year Ended December 31,
	2018	2017	2016
Depreciation expense	$2,320	$2,149	$1,757
Amortization expense	2,158	1,834	1,951
Impairment losses	19	78	107
Losses on abandonment	—	—	44

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

The estimated future amortization of software is as follows as of the date indicated.

December 31, 2018
2019	$2,574
2020	2,229
2021	984
Total	$5,787
Note 7. Borrowings
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
The net proceeds from the term loan of $338.6 million, along with $7.9 million of cash, were set aside for a subsequent $346.5 million payment (which is occurring in stages) to certain equity holders and a related party. With the exception of the payments to the related party, which are related party expenses, the payments were accounted for as distributions. During the year ended December 31, 2018, we made distributions of $4.3 million and payments to the related party of $0.6 million. The remaining reserved payment of $5.5 million as of December 31, 2018 was included within other liabilities and related party liabilities in the Consolidated Balance Sheets. See Note 14 for further discussion of related party transactions.
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
Revolving loan facility. Under the revolving loan facility, revolving loans incur interest at our election at either (i) a base rate, which represents, for any day, a rate per annum equal to the greater of (a) the prime rate on such day, (b) the federal funds rate on such day plus 0.50%, and (c) the adjusted LIBOR for a one-month interest period on such day plus 1.00%, plus a margin of 3.00% per annum or (ii) an adjusted LIBOR rate, as discussed below, plus a margin of 4.00% per annum. If our first lien net leverage ratio, as discussed further below, is equal to or below 1.50 to 1.00, these interest margins are reduced to 2.75% and 3.75% for base rate loans and Eurodollar loans, respectively. As of December 31, 2018 and 2017, we had no borrowings under the revolving loan facility.
We are required to pay a quarterly commitment fee at a per annum rate of 0.50% on the daily unused amount of the revolving loan facility, inclusive of the aggregate amount available to be drawn under letters of credit, of which $10.0 million was available, but unused, as of December 31, 2018 as discussed further below. This rate is reduced to 0.375% for any quarterly period in which our first lien net leverage ratio is equal to or below 1.50 to 1.00. For the years ended December 31, 2018 and 2017, we recognized $411 and $175, respectively, of commitment fees within interest expense in the Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

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
We contemporaneously settled the outstanding principal balance on the original term loan of $349.1 million with the issuance of the $400.0 million modified term loan. An original issuance discount of $1.0 million was reported in the Consolidated Balance Sheets as a direct deduction from the face amount of the modified term loan. Therefore, the gross proceeds of the modified term loan were $399.0 million. The proceeds from the modified term loan were primarily used to repay the outstanding principal balance on the original term loan and to pay $1.1 million of third party costs, including legal and debt arrangement costs, which were immediately expensed and recorded within general and administrative expense in the Consolidated Statements of Operations on the modification date. The remaining $48.8 million of proceeds were used to provide for distributions to certain equity holders and a related party prior to the IPO. During the year ended December 31, 2018, we made distributions of $47.0 million. The remaining reserved payment of $1.8 million as of December 31, 2018 was included within other liabilities and related party liabilities in the Consolidated Balance Sheets. See Note 14 for further discussion of related party transactions.
Key details of the term loans are as follows:

	December 31,(1)
	2018	2017
Term loan, face value(2)	$397,000	$349,125
Unamortized debt discount(3)	(3,728)	(3,321)
Unamortized debt issuance costs(3)	(6,450)	(7,541)
Term loan	$386,822	$338,263

(1)	Amounts reflect details of the original term loan as of December 31, 2017, and details of the modified term loan as of December 31, 2018.

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

(3)
For the years ended December 31, 2018 and 2017, $593 and $180, respectively, of debt discount and $1,091 and $408, respectively, of debt issuance costs were amortized into interest expense in the Consolidated Statements of Operations. Giving effect to the amortization of debt discount and debt issuance costs on the term loan, the effective interest rates were 5.99% and 5.74% during the years ended December 31, 2018 and 2017, respectively.

Revolving loan facility. Under the Amended Credit Agreement, the maturity date of the $100.0 million revolving loan facility was extended to March 29, 2023. Further, the interest margin applied to revolving loans that incur interest at a base rate was modified to 2.00% per annum and the margin applied to revolving loans that incur interest at an adjusted LIBOR rate was modified to 3.00% per annum. However, if our first lien net leverage ratio is equal to or above 1.50 to 1.00, these interest margins are raised to 2.25% and 3.25%, respectively. As of December 31, 2018, we had no borrowings under the revolving loan facility. Lastly, the Amended Credit Agreement provided for a $10.0 million letter of credit, which, to the extent drawn upon, would reduce the amount of availability under the revolving loan facility by the same amount. We did not draw on our available letter of credit as of December 31, 2018. The Credit Agreement commitment fee rates on the revolving loan facility (inclusive of the letter of credit), as disclosed above, were not changed.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

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
We were in compliance with all covenants, both financial and non-financial, as of December 31, 2018 and 2017.
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
During the year ended December 31, 2017, we recorded commitment fees on the daily unused amount of each lender’s commitment under the Initial Credit Facility of $159, which were recorded within interest expense in the Consolidated Statements of Operations. Further, we recorded up-front and other fees associated with the Initial Credit Facility within other assets in the Consolidated Balance Sheets, which were amortized on a straight-line basis over the remaining term of the Initial Credit Facility into interest expense in the Consolidated Statements of Operations. For the year ended December 31, 2017, we recorded $99 of amortization of such fees within interest expense in the Consolidated Statements of Operations. We incurred debt extinguishment costs of $254 during the year ended December 31, 2017 upon termination of the Initial Credit Facility, which were recorded within other gains/(losses) in the Consolidated Statements of Operations.
Note 8. Other Liabilities
The following table details the components of other liabilities in the Consolidated Balance Sheets as of the dates indicated.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

	December 31,
	2018	2017
Deferred lease liabilities	$2,489	$2,819
Transaction processing liabilities	4,958	16,435
Servicing liabilities(1)	3,016	2,071
Distributions payable(2)	10,066	13,189
Tax related liabilities(3)	4,412	—
Accruals and other liabilities	10,736	4,327
Total other liabilities	$35,677	$38,841

(1)	Refer to Note 3 for additional information on servicing liabilities.

(2)	Related party distributions payable are not included in this balance, but rather are included within related party liabilities.

(3)	Tax related liabilities primarily related to uncertain tax positions as of December 31, 2018. Refer to Note 12 for additional information on tax related liabilities.
Note 9. Noncontrolling Interests
GreenSky, Inc. is the sole managing member of GS Holdings and consolidates the financial results of GS Holdings. Therefore, the Company reports a noncontrolling interest based on the common units of GS Holdings held by the Continuing LLC Members. Changes in GreenSky, Inc.’s ownership interest in GS Holdings, while GreenSky, Inc. retains its controlling interest in GS Holdings, are accounted for as equity transactions. As such, future redemptions or direct exchanges of Holdco Units by the Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when GS Holdings has positive or negative net assets, respectively.
As of December 31, 2018, GreenSky, Inc. had 54,504,902 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of Holdco Units. Adjusted for unvested Holdco Units, GreenSky, Inc. had a 30.0% economic ownership interest in GS Holdings as of December 31, 2018.
Note 10. Permanent Equity (Deficit)
Historical information prior to the Reorganization Transactions has been restated below to account for a 10 to 1 stock split that occurred immediately prior to the IPO in connection with the Reorganization Transactions.
Treasury Stock
During 2018, our Board of Directors authorized the repurchase of up to $150 million of the Company's Class A common stock. Repurchases may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. The repurchased shares are held in a treasury account using the cost method.
Our treasury account also includes issued restricted stock awards that were forfeited by the award recipient. The Company does not pay any consideration to reacquire these shares. See Note 11 for further discussion of our restricted stock awards.
As of December 31, 2018, total treasury shares were 4,692,961, including repurchases of 4,681,211 shares at a cost of $43.9 million and 11,750 shares associated with forfeited restricted Class A common stock awards. Upon reissuance of any treasury shares, the Company uses a first-in, first-out approach. There were no reissuances of treasury shares during the year ended December 31, 2018.
Warrants
On October 29, 2015, we issued warrants to a GSLLC (and subsequently GS Holdings) Class A member, which was also an affiliate of one of the members of the former GSLLC board of managers, to purchase up to

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

100,000 Class A units of GS Holdings (equal to 0.1% of the issued and outstanding units as of that date). During 2017, all 100,000 of these warrants were exercised for GS Holdings Class A units.
On January 1, 2014, we issued warrants to an affiliate of one of the members of the former GSLLC board of managers to purchase up to 1,304,640 Class A units of GSLLC (and subsequently GS Holdings) (equal to 0.8% of the issued and outstanding units as of that date). The exercise price of the warrants was $1.08 per Class A unit subject to adjustments, including for unit splits, combinations and reclassifications. The warrants vested ratably over five years and would have expired on December 31, 2023. In December 2017, these warrants were capped at $11.42 and 1,304,640 companion profits interests were issued at a threshold value of $11.42. We evaluated this modification in accordance with ASC 718, Compensation - Stock Compensation, and determined that there was no incremental share-based compensation expense to recognize as a result of this modification.
As part of the Reorganization Transactions, outstanding warrants to acquire Class A units of GS Holdings were equitably adjusted pursuant to their terms so that they are exercisable for Holdco Units (and an equal number of shares of Class B common stock). Refer to Note 1 for a discussion of the Reorganization Transactions.
Distributions
On a quarterly basis, we pay tax distributions, typically in January, April, June and September each year, based on the estimated tax payments that our members are expected to have to make during any given period (based upon various tax rate assumptions). During the years ended December 31, 2018, 2017 and 2016, we paid tax distributions of $63.7 million, $71.3 million and $46.9 million, respectively.
In certain circumstances, we also paid special distributions. See Note 7 for a discussion of distributions made during 2018 and 2017 using the net proceeds from our original and modified term loans, respectively.
In May 2018, we declared a special operating distribution of $26.2 million, of which $25.1 million was paid in cash during the year ended December 31, 2018. The remaining portion of the declared distribution will be paid in stages upon vesting events and is recorded within related party liabilities ($0.2 million) and other liabilities ($0.9 million) in the Consolidated Balance Sheets as of December 31, 2018. See Note 14 for further discussion of related party transactions.
In December 2017, we declared a $160.0 million special cash distribution to GS Holdings unit holders and holders of profits interests. During the year ended December 31, 2018, we made distributions of $1.4 million. The remaining unpaid portion of the declared distribution of $2.5 million as of December 31, 2018 is recorded within other liabilities in the Consolidated Balance Sheets. Refer to Note 1 for discussion of the Reorganization Transactions.
During the year ended December 31, 2016, we did not declare or pay any special distributions.
See Note 7 for discussion of distributions using the proceeds from our borrowings and see Note 14 for discussion of unpaid distributions owed to related parties.
Note 11. Share-Based Compensation
We maintain the 2018 Omnibus Incentive Compensation Plan (the "2018 Plan"), which was adopted in April 2018. The Company reserved a total of 24.0 million shares of Class A common stock for issuance pursuant to the 2018 Plan. As of December 31, 2018, 22.8 million shares of the Company's common stock remained available for future issuance under the 2018 Plan. The Company has the following share-based compensation awards outstanding as of December 31, 2018: Class A common stock options, unvested Holdco Units and unvested Class A common stock awards.
Historical information prior to the Reorganization Transactions has been restated below to account for a 10 to 1 stock split that occurred immediately prior to the IPO in connection with the Reorganization Transactions.
We recorded share-based compensation expense of $6,038, $3,951 and $1,897 for the years ended December 31, 2018, 2017 and 2016, respectively, which is included within compensation and benefits expense in the Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

Class A Common Stock Options
Class A common stock options ("Options") granted by the Company are time-vested awards that vest ratably over a period of three to five years of continued employee or non-employee service, or cliff vest at the end of a period of five years of continued employee service. The contractual term of Options is ten years from the grant date. Options are not subject to post-vesting restrictions. Upon the exercise of Options, the Company issues Class A common stock.
On October 1, 2015, and as discussed in more detail under "Profits Interests," certain GS Holdings Class A unit options were capped ("Capped Options") and an equivalent number of profits interests were issued with a threshold value of $7.60 per unit, which represented the fair value of the GS Holdings Class A units as of that date. Capped Options and their related profits interest awards were aggregated to count as one unit against the legacy GS Holdings equity incentive plan authorization limit. See "Profits Interests" below for discussion of the effects of this modification.
As part of the Reorganization Transactions, outstanding options to acquire Class A units of GS Holdings (including Capped Options) were equitably adjusted so that they are exercisable for shares of Class A common stock, which remain subject to the same vesting requirements of the original GS Holdings Class A unit options ("Class A Unit Options"). We evaluated this modification in accordance with ASC 718, Compensation - Stock compensation and determined that it does not require modification accounting. One hundred forty-five employees and former employees and four non-employees were affected by this modification. Refer to Note 1 for a discussion of the Reorganization Transactions.
Option activity was as follows during the years indicated:

	Year Ended December 31,
	2018		2017	2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Number of Options

Outstanding at beginning of period	9,821,890	$2.65	10,006,890	10,490,980
Granted prior to Reorganization Transactions and IPO(1)	340,000	14.95	500,000	420,000
Exercised prior to Reorganization Transactions and IPO(2)(3)	(270,000)	3.19	(202,000)	(50,000)
Forfeited prior to Reorganization Transactions and IPO	(260,000)	6.41	(483,000)	(854,090)
Effect of Reorganization Transactions and IPO	(186,772)	7.56	N/A	N/A
Granted after the Reorganization Transactions and IPO(1)	1,114,029	20.64	N/A	N/A
Exercised after Reorganization Transactions and IPO(2)(3)	(2,171,284)	1.09	N/A	N/A
Forfeited after Reorganization Transactions and IPO	(321,506)	16.98	N/A	N/A
Expired after Reorganization Transactions and IPO(4)	(13,065)	10.68	N/A	N/A
Outstanding at end of period(5)	8,053,292	$5.25	9,821,890	10,006,890
Exercisable at end of period(5)(6)	5,364,233	$1.89	7,015,000	4,672,400

(1)	Weighted average grant date fair value of Options granted during the years ended December 31, 2018, 2017 and 2016 was $6.06, $3.52 and $4.05, respectively.

(2)
The total intrinsic value of Options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, during the years ended December 31, 2018, 2017 and 2016 was $15,374, $396 and $98, respectively.

(3)
Employees paid $398 during the year ended December 31, 2018 to the Company to exercise Options, which resulted in the issuance of 30,516 Holdco Units prior to the Reorganization Transactions and IPO and 8,347 shares of Class A common stock subsequent to the Reorganization Transactions and IPO. Additionally, during the year ended December 31, 2018, 2,372,936 Options were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 38,637 Holdco Units prior to the Reorganization Transactions and IPO and the issuance of 1,027,377 shares of Class A common stock subsequent to the Reorganization Transactions and IPO. The income tax benefit from Options exercised during 2018 was $867.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

(4)	Expired Options represent vested underwater Options that were not exercised by terminated employees within 30 days from the employment termination date, as stipulated in the Option award agreements.

(5)	The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding, all of which were assumed to vest, and Options exercisable were as follows:

December 31, 2018
Aggregate intrinsic value (in millions)
Options outstanding	$35.0
Options exercisable	$31.1
Weighted average remaining term (in years)
Options outstanding	5.5
Options exercisable	4.3

(6)	The total fair value, based on grant date fair value, of Options that vested was $1,246, $1,446 and $1,234 during the years ended December 31, 2018, 2017 and 2016, respectively.
Compensation expense related to Options is measured based on their grant date fair values. We use a Black-Scholes options pricing model to determine the grant date fair value of Options.
The following inputs and assumptions were used to value the Options as of the grant dates:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.77 – 3.06%	2.03 – 2.23%	1.33 – 2.29%
Expected volatility(1)	23.10 – 25.70%	23.90 – 44.40%	40.90 – 44.40%
Expected dividend yield(2)	0	0	0
Expected term (in months)(3)	75 – 78	78	78
Fair value of Options	$2.95 – $7.14	$2.69 – $4.99	$3.22 – $5.00

(1)	We estimated volatility based on historical volatility rates of a peer group of public payment processing companies over a period that approximates the expected term.

(2)	We assumed a dividend yield of zero as we have no plans to declare dividends for the foreseeable future.

(3)
We determined the expected term as the midpoint between the scheduled vesting and expiration dates of the awards. We used the simplified method primarily due to having insufficient historical Option exercise experience upon which to reasonably estimate an expected term.

At December 31, 2018, unrecognized compensation costs related to unvested Options totaled $8.9 million, which will be recognized over a weighted average remaining requisite service period of 3.9 years.
Profits Interests
On October 1, 2015, we began to award profits interests to certain employees and non-employee directors. Profits interests were assigned a threshold value on the date of grant, which was generally equivalent to the fair value of our GSLLC (and subsequently GS Holdings) Class A units at the time of grant. The profits interests issued on October 1, 2015 were modifications of previously issued Class A Unit Options. The Class A Unit Options remained outstanding, but were capped at a liquidation value of $7.60 per unit, meaning that the maximum proceeds received by Class A Unit Option holders at liquidation was limited to the difference between $7.60 per unit and the Class A Unit Option strike price. We evaluated this modification in accordance with ASC 718, Compensation - Stock Compensation, and determined that there was no incremental share-based compensation expense to recognize as a result of this modification. Forty-one employees and two non-employees were affected by the modification. Profits interests granted by the Company were time-vested awards that either vested ratably over a period of four and a half to five years of continued employee service or cliff vested at the end of a period of five years of continued employee service. Profits interests are not subject to post-vesting restrictions.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

As part of the Reorganization Transactions, profits interests were replaced with Holdco Units, which remain subject to the same vesting requirements as the original profits interests. Sixty-five employees and former employees and three non-employees were affected by the modification. Refer to Note 1 for a detailed discussion of the Reorganization Transactions.
Profits interests activity was as follows during the years indicated:

	Year Ended December 31,
	2018		2017	2016
	Number of Profits Interests	Weighted Average Threshold Price	Number of Profits Interests	Number of Profits Interests
Outstanding at beginning of period	14,061,530	$8.23	12,616,890	11,375,980
Granted prior to Reorganization Transactions and IPO(1)	2,920,000	14.31	2,374,640	2,045,000
Forfeited prior to Reorganization Transactions and IPO	(800,000)	9.32	(930,000)	(750,090)
Redeemed prior to Reorganization Transactions and IPO	—	N/A	—	(54,000)
Effect of Reorganization Transactions and IPO	(16,181,530)	9.27	N/A	N/A
Outstanding at end of period(2)	—	N/A	14,061,530	12,616,890

(1)	Weighted average grant date fair value of profits interests granted during the years ended December 31, 2018, 2017 and 2016 was $4.47, $3.49 and $3.19, respectively.

(2)	The total fair value based on grant date fair value of profits interests that vested was $371, $2,385 and $751 during the years ended December 31, 2018, 2017 and 2016, respectively.
Compensation expense related to profits interests was measured based on the grant date fair value of the profits interests. We used a Black-Scholes options pricing model to determine the grant date fair value of profits interests.
The following inputs and assumptions were used to value the profits interests (limited to profits interests without an associated Capped Option) as of the grant dates.

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.60 – 2.63%	1.80 – 2.18%	1.07 – 1.60%
Expected volatility(1)	25.70%	23.90 – 24.80%	40.90 – 44.40%
Expected dividend yield(2)	—%	—%	—%
Expected term (in months)(3)	54 – 60	60	60
Fair value of profits interests	$3.92 – $5.91	$2.28 – $4.01	$2.81 – $4.30

(1)	We estimated volatility based on historical volatility rates of a peer group of public payment processing companies over a period that approximates the expected term.

(2)	We assumed a dividend yield of zero as we have no plans to declare dividends for the foreseeable future.

(3)	We determined the expected term to be equivalent to the vesting period.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

Unvested Holdco Units
As part of the Reorganization Transactions and the IPO, 15,241,530 profits interests in GS Holdings were converted into 2,941,139 and 3,172,843 vested and unvested Holdco Units, respectively, based on the prevailing profits interests thresholds and the IPO price of $23.00 per share. The converted Holdco Units remain subject to the same service vesting requirements as the original profits interests and are not subject to post-vesting restrictions. We evaluated this modification in accordance with ASC 718, Compensation - Stock compensation, and determined that there was no incremental share-based compensation expense to recognize as a result of this modification. Therefore, unrecognized compensation expense was unaffected by the modification. Thirty-six employees and former employees and three non-employees were affected by this modification.
Unvested Holdco Units activity was as follows during the year indicated:

	Year Ended December 31, 2018
	Number of Holdco Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	N/A
Effect of Reorganization Transactions and IPO	3,172,843	$23.00
Granted	—	N/A
Forfeited	(156,739)	23.00
Vested(1)	(501,248)	23.00
Unvested at end of period	2,514,856	$23.00

(1)	The total fair value, based on grant date fair value, of previously unvested Holdco Units that vested during the year ended December 31, 2018 was $11,529.
During the year ended December 31, 2018, 277,059 vested Holdco Units were exchanged (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis. At December 31, 2018, 3,165,328 vested Holdco Units were eligible for exchange for shares of our Class A common stock.
At December 31, 2018, unrecognized compensation costs related to unvested Holdco Unit awards totaled $13.4 million, which will be recognized over a weighted average remaining requisite service period of 3.6 years.
Restricted Stock Awards
As part of the Reorganization Transactions and the IPO, 940,000 profits interests in GS Holdings were converted into 127,327 and 255,904 vested and unvested, respectively, Class A common stock awards based on the prevailing profits interests threshold and the IPO price of $23.00 per share. The converted unvested Class A common stock awards are subject to the same service vesting requirements as the original profits interest awards and are not subject to post-vesting restrictions. We evaluated this modification in accordance with ASC 718, Compensation - Stock compensation, and determined that there was no incremental share-based compensation expense to recognize as a result of this modification. Therefore, unrecognized compensation expense was unaffected by the modification. Twenty-nine employees and former employees were affected by this modification.
Subsequent to the Reorganization Transactions and the IPO, we granted restricted stock awards in the form of unvested Class A common stock to certain employees that vest ratably over a four-year period based on continued employment at the Company. For these awards, compensation expense is measured based on the closing stock price of the Company's Class A common stock on the date of grant, and the total value of the awards is expensed ratably over the requisite service period.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

Unvested Class A common stock award activity was as follows during the year ended December 31, 2018.

	Year Ended December 31, 2018
	Class A common stock	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	N/A
Effect of Reorganization Transactions and IPO	255,904	$23.00
Granted	234,829	15.37
Forfeited(1)	(11,750)	22.17
Vested(2)	(24,422)	23.00
Unvested at end of period	454,561	$19.08

(1)	Forfeited shares of unvested Class A common stock associated with restricted stock awards are held in our treasury stock account. Refer to Note 10 for additional information on our treasury stock.

(2)	The total fair value, based on grant date fair value, of previously unvested Class A common stock awards that vested during the year ended December 31, 2018 was $562.
At December 31, 2018, unrecognized compensation costs related to unvested Class A common stock totaled $4.6 million, which will be recognized over a weighted average remaining requisite service period of 3.8 years.
Note 12. Income Taxes
GreenSky, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from GS Holdings based upon GreenSky, Inc.’s economic interest in GS Holdings. GS Holdings is treated as a pass-through partnership for income tax reporting purposes, which is not subject to federal income tax. Accordingly, the Company is not liable for income taxes on the portion of GS Holdings' earnings to which it is not allocated. The results for the years ended December 31, 2017 and 2016 do not reflect income tax expense because, prior to the Reorganization Transactions, the consolidated GSLLC (and subsequently GS Holdings) pass-through entity was not subject to corporate tax.
The Company's income before income tax expense of $133,514, $138,668 and $124,464 during the years ended December 31, 2018, 2017 and 2016, respectively, consisted entirely of income earned in the United States.
Components of income tax expense consisted of the following for the year indicated:

Year Ended December 31, 2018
Current income taxes:
Federal	$4
State	5
Deferred income taxes:
Federal	4,860
State	665
Total income tax expense	$5,534

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

A reconciliation of the United States statutory income tax rate to the Company's effective income tax rate is as follows for the years indicated:

	Year Ended December 31,
	2018	2017	2016
Statutory federal tax rate	21.0%	35.0%	35.0%
Income attributable to noncontrolling interest and nontaxable income	(16.3)	(35.0)	(35.0)
State income taxes, net of federal benefit	0.4	—	—
Other	(1.0)	—	—
Effective income tax rate	4.1%	—%	—%
Details of the Company’s deferred tax assets and liabilities are as follows:

December 31, 2018
Deferred tax assets:
Investment in partnership(1)	$299,466
Net operating loss carryforwards and tax credits	5,634
Other	1,879
Total	306,979
Valuation allowance	—
Total deferred tax assets	306,979
Total deferred tax liabilities	—
Deferred tax assets, net	$306,979

(1)
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. As a result of the Reorganization Transactions, the IPO, and subsequent exchanges of Class B common stock for Class A common stock, the Company recognized a deferred tax asset in the amount of $299.5 million. This balance is primarily related to $296.0 million from Holdco Unit exchanges, which is net of $10.9 million of current period amortization. The remaining balance is associated with basis difference in our investment in GS Holdings that does not give rise to TRA payments.

As of December 31, 2018, the Company had net operating loss carryforwards (“NOLs”) of $5.6 million, of which approximately $4.8 million have an indefinite life. NOLs of $0.8 million will begin to expire in 2030. The Company believes as of December 31, 2018, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the NOLs and, as such, no valuation allowance was recorded.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the year indicated:

Year Ended December 31, 2018
Beginning balance	$—
Increase related to Reorganization Transactions	1,085
Increase related to current year tax positions	2,292
Ending balance	$3,377
The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were immaterial as of December 31, 2018. None of the unrecognized tax benefits detailed above impact the effective income tax rate. As of December 31, 2018, the Company anticipates that the liability for unrecognized tax benefits could decrease by up to $3.4 million within the next twelve months due to the Company filing a non-automatic method change with the Internal Revenue Service.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

tax authorities. As of December 31, 2018, the Company’s federal income tax returns for the years 2015 through 2017 and state and local tax returns for the years 2014 through 2017 remain open and are subject to examination. Currently, no tax authorities are auditing any of the Company’s income tax matters.
Tax Receivable Agreement
Pursuant to our election under Section 754 of the Internal Revenue Code (the "Code"), we expect to obtain an increase in our share of the tax basis in the net assets of GS Holdings when Holdco Units are redeemed or exchanged by the Continuing LLC Members. We intend to treat any redemptions and exchanges of Holdco Units as direct purchases of Holdco Units for United States federal income tax purposes. These increases in tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
On May 23, 2018, we entered into a TRA that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of: (i) increases in our share of the tax basis in the net assets of GS Holdings resulting from any redemptions or exchanges of Holdco Units and from our acquisition of the equity of certain of the Former Corporate Investors, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the "TRA Payments"). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in GS Holdings or us. The rights of each member of GS Holdings that is a party to the TRA are assignable to transferees of their respective Holdco Units. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable.
In 2018, GreenSky recorded an initial $306.9 million deferred tax asset related to exchanges, which is amortizable over 15 years and is eligible for future TRA payments. As of December 31, 2018, the Company had a liability of $260.9 million related to the undiscounted projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Consolidated Balance Sheets. During the year ended December 31, 2018, we did not make any payments, inclusive of interest, to members of GS Holdings pursuant to the TRA. Within the next twelve months, we expect such payments to total $4.9 million.
Note 13. Commitments, Contingencies and Guarantees
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
Rent expense is recognized on a straight-line basis over the life of the lease and is included within property, office and technology and related party expenses in the Consolidated Statements of Operations. Refer to Note 14 for additional information regarding office space leased from a related party. Rent expense was $3,183, $2,972 and $2,464 for the years ended December 31, 2018, 2017 and 2016, respectively.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

As of the date indicated, future minimum lease payments under our leases for the years presented were as follows:

December 31, 2018
2019	$3,871
2020	4,073
2021	4,173
2022	3,087
2023	1,238
Thereafter	542
Total minimum lease payments	$16,984
Our transaction processor and some Bank Partners impose financial covenants upon our wholly owned subsidiary, GSLLC. As of December 31, 2018 and 2017, GSLLC was in compliance with all financial covenants.
As of December 31, 2018 and 2017, the outstanding open and unused line of credit on approved loan receivables held for sale was $3.0 million and $9.9 million, respectively, for which we did not record a provision in the Consolidated Financial Statements.
Beginning in 2018, for certain Bank Partners, we maintain a restricted cash balance based on a contractual percentage of the total interest billed on outstanding deferred interest loans that are within the promotional period less previous FCR on such outstanding loans. As of December 31, 2018, restricted cash in the Consolidated Balance Sheets includes $49.8 million associated with these arrangements.
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
Further, from time to time, we place Bank Partner loans on non-accrual and non-payment status (“Pended Status”) while we investigate consumer loan balance inquiries, which may arise from disputed charges related to work performed by third-party merchants. As of December 31, 2018, Bank Partner loan balances in Pended Status were $17.3 million. While it is management’s expectation that most of these loan balance inquiries will be resolved without incident, in certain instances we may determine that it is appropriate for the Company to permanently reverse the loan balance and assume the economic responsibility for the loan balance itself. We record a liability for these instances. As of December 31, 2018, our liability for potential Pended Status future losses was $4.5 million.
Legal Proceedings
From time to time, we may become a party to civil claims and lawsuits in the ordinary course of business.
IPO Litigation
On November 12, 2018, the Company and certain of its officers and directors were named in a putative class action filed in the Supreme Court of the State of New York captioned Langere v. GreenSky, Inc., et al., Index No. 655626/2018 (N.Y. Sup. Ct.). The Langere complaint asserts on behalf of purchasers in the Company’s IPO claims under Sections 11 and 15 of the Securities Act of 1933 (the “1933 Act”) based on alleged misstatements in the registration statement filed in connection with the IPO and seeks unspecified damages. Certain underwriters of the IPO are also named as defendants. Since the filing of Langere, at least four additional putative class actions have been filed in the same court (collectively, the “State Cases”), asserting substantially similar allegations and claims under the 1933 Act against a common set of defendants: Dobek v. GreenSky, Inc., et al., Index No. 655707/2018 (N.Y. Sup. Ct.); Zou v. GreenSky, Inc., et al., Index No. 655744/2018 (N.Y. Sup. Ct.); Coombs v. GreenSky, Inc., et

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

al., Index No. 656134/2018 (N.Y. Sup. Ct.); and Zhang et al. v. GreenSky, Inc., et al., Index No. 656164/2018 (N.Y. Sup. Ct.). Two of these actions, Dobek and Zou, also set forth additional claims under Section 12(a)(2) of the 1933 Act based on alleged misstatements in the prospectus filed in connection with the IPO.
The Company and its officers and directors intend to defend themselves vigorously in all respects in regard to the State Cases, which are in the process of being consolidated. Under certain circumstances, the Company may be obligated to indemnify some or all of the other defendants in the State Cases. At this time, due to the uncertain nature of litigation, the Company is unable to reasonably estimate its costs or any potential liability related to the State Cases.
On November 27, 2018, the Company and certain of its officers and directors were named in a putative class action filed in the United States District Court for the Southern District of New York captioned Mustafin v. GreenSky, Inc., et al., No. 1:18-cv-11071 (S.D.N.Y.). The Mustafin complaint asserts on behalf of purchasers in the IPO claims under Sections 11, 12(a)(2) and 15 of the 1933 Act based on alleged misstatements in the registration statement and prospectus filed in connection with the IPO and seeks unspecified damages. Certain underwriters of the IPO are also named as defendants.
On January 4, 2019, an additional putative class action was filed in the United States District Court for the Southern District of New York captioned Yu v. GreenSky, Inc., et al., No. 1:19-cv-00100 (S.D.N.Y.), asserting substantially similar allegations and claims under the 1933 Act against a common set of defendants (together with Mustafin, the “Federal Cases”).
The Company and its officers and directors intend to defend themselves vigorously in all respect in regard to the Federal Cases. Under certain circumstances, the Company may be obligated to indemnify some or all of the other defendants in the Federal Cases. At this time, due to the uncertain nature of litigation, the Company is unable to reasonably estimate its costs or any potential liability related to the Federal Cases.
As the Company is unable to determine the probability of the outcomes of these actions, and cannot reasonably estimate the amount of potential loss, if any, we have not recorded a liability as of December 31, 2018 related to the IPO litigation.
Financial Guarantees
Under the terms of the contracts with our Bank Partners, a contractual percentage of the Bank Partners’ monthly originations and month-end outstanding portfolio balance is held and maintained in restricted, interest-bearing escrow accounts to serve as limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses. The Company’s maximum exposure to Bank Partner portfolio credit losses is limited to the contractual restricted cash balance, which was $98.3 million as of December 31, 2018. The recorded fair value of the financial guarantee related to these contracts was $0.6 million as of December 31, 2018, which was recorded within other liabilities in the Consolidated Balance Sheets. Recorded financial guarantees are typically settled within one year of the initial measurement of the liability. In determining the measured liabilities, we consider a variety of factors, including historical experience and management’s expectations of current customer delinquencies converting into Bank Partner portfolio losses. We do not expect to directly recover any losses associated with this financial guarantee.
Note 14. Related Party Transactions
We lease office space from a related party under common management control for which rent expenses are recognized within related party expenses in the Consolidated Statements of Operations. Total rent expenses related to this office space were $1,691, $1,486 and $1,135 for the years ended December 31, 2018, 2017 and 2016, respectively.
In April 2018, we entered into an agreement with an affiliate of a member of the Board of Directors whereby we receive certain executive search and recruiting services in exchange for a fee. We incurred expenses related to this arrangement of $315 during the year ended December 31, 2018, which is presented within related party expenses in the Consolidated Statements of Operations. There is no payable related to this arrangement as of December 31, 2018.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

In August 2018, we entered into an agreement in which an unrelated third party acted as a placement agent in connection with certain Charged-Off Receivables transfers and received a fee from us based on the proceeds received from such transfers. In performing these services, the third party agreed to use an affiliate of a member of the board of directors and, as such, we determined this arrangement to be related party in nature. In December 2018, the unrelated third party assigned its role in the agreement to the affiliate entity itself; therefore, the arrangement remains a related party transaction. We incurred expenses related to this arrangement of $206 during the year ended December 31, 2018, which are presented within related party expenses in the Consolidated Statements of Operations. There is no payable related to this arrangement as of December 31, 2018.
We entered into non-interest bearing loan agreements with certain non-executive employees for which the remaining outstanding balances are forgiven ratably over designated periods based on continual employment with the Company. As of December 31, 2018 and 2017, the remaining outstanding balances on these loan agreements were $142 and $210, respectively, which are presented within related party receivables in the Consolidated Balance Sheets.
There were no equity-based payments to non-employees that resulted in related party expenses during the year ended December 31, 2018. Equity-based payments to non-employees resulted in related party expenses of $285 and $380 for the years ended December 31, 2017 and 2016, respectively.
In May 2018, we declared a special operating distribution of $26.2 million, of which $1.2 million was declared to an affiliate of a related party. The unpaid portion of the related party distribution of $0.2 million is recorded within related party liabilities in the Consolidated Balance Sheets as of December 31, 2018 and will be paid in stages upon vesting events.
In May 2018, we used the net proceeds from the issuance of our modified term loan to provide for distributions to certain equity holders and a related party prior to the IPO. The unpaid portion of the related party distribution of $0.1 million is recorded within related party liabilities in the Consolidated Balance Sheets as of December 31, 2018.
In August 2017, we incurred fees of $2.6 million due to an affiliate of one of the members of the board of managers in connection with finalizing our August 2017 term loan transaction. These costs were not directly attributable to the original term loan and were, therefore, expensed as incurred rather than deferred against the term loan balance. The unpaid portion of these fees of $0.5 million as of December 31, 2018 is recorded within related party liabilities in the Consolidated Balance Sheets.
In November 2016, we executed a $20.0 million Bank Partner agreement (“2016 Agreement”) with affiliates of two members of our current Board of Directors. The agreement was structured similarly to the origination and servicing arrangements with the other Bank Partners, wherein the Company was required to hold restricted cash based on monthly originations and the month-end outstanding portfolio balance. In June 2018, the outstanding loans owned by these related parties were sold to another Bank Partner, which is not a related party, and continue to be serviced by us. In connection with that loan sale, the related party financing partner ended its servicing agreement with us. As of December 31, 2018, we no longer have any related party financing partner agreements.
We were entitled to collect fixed servicing fees in conjunction with the 2016 Agreement. As of December 31, 2017, our related party financing partners had committed balances in the aggregate of $11.7 million.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

Consolidated Balance Sheets effects associated with our related party financing partners were as follows as of the date indicated.

December 31, 2017
Related party receivables(1)	$8
Related party liabilities(2)	445
Restricted cash	437

(1)	Receivables related to servicing and other.

(2)	Related party liabilities primarily consisted of related party servicing payables.
Consolidated Statements of Operations effects associated with our two related party financing arrangements that were terminated in June 2018 and June 2017, respectively, were as follows during the years indicated.

	Year Ended December 31,
	2018	2017	2016
Servicing and other	$54	$146	$47
Related party expenses(1)	—	428	163

(1)	Expenses incurred related to related party financing partner credit losses.
Note 15. Segment Reporting
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
Note 16. Variable Interest Entities
Upon completion of our IPO, GreenSky, Inc. became the managing member of GS Holdings with 100% of the management and voting power in GS Holdings. In its capacity as managing member, GreenSky, Inc. has the sole authority to make decisions on behalf of GS Holdings and bind GS Holdings to signed agreements. Further, GS Holdings maintains separate capital accounts for its investors as a mechanism for tracking earnings and subsequent distribution rights. Accordingly, management concluded that GS Holdings is a limited partnership or similar legal entity as contemplated in ASC 810, Consolidation.
Further, management concluded that GreenSky, Inc. is GS Holdings' primary beneficiary based on two conditions. First, GreenSky, Inc., in its capacity as managing member with sole voting rights, has the power to direct the activities of GS Holdings that most significantly impact its economic performance, including selecting, terminating and setting the compensation of management responsible for implementing GS Holdings' policies and procedures, as well as establishing the strategic, operating and capital decisions of GS Holdings in the ordinary course of business. Second, GreenSky, Inc. has an obligation to absorb potential losses of GS Holdings or the right to receive potential benefits from GS Holdings in proportion to its equity interest, which was 30.0% as of December 31, 2018, after adjusting for unvested units. Management considers this exposure to be significant to GS Holdings. As the primary beneficiary, GreenSky, Inc. consolidates the results of GS Holdings for financial reporting purposes under the variable interest consolidation model guidance in ASC 810.
GreenSky, Inc.’s relationship with GS Holdings results in no recourse to the general credit of GreenSky, Inc. GS Holdings and its consolidated subsidiaries represent GreenSky, Inc.’s sole investment. GreenSky, Inc. shares in the income and losses of GS Holdings in direct proportion to GreenSky, Inc.’s ownership percentage. Further,

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

GreenSky, Inc. has no contractual requirement to provide financial support to GS Holdings.
Below are tabular disclosures that provide insight into how GS Holdings affects GreenSky, Inc.’s financial position, performance and cash flows. Prior to the IPO and Reorganization Transactions, GreenSky, Inc. was not impacted by GS Holdings and, therefore, 2017 and 2016 periods are not presented below.
The following table presents the balances related to GS Holdings that are included in the Consolidated Balance Sheets, as well as GreenSky, Inc.'s interest in the variable interest entity ("VIE") at the date indicated.

December 31, 2018
Assets
Cash and cash equivalents	$294,364
Restricted cash	155,109
Loan receivables held for sale, net	2,876
Accounts receivable, net	15,400
Related party receivables	142
Property, equipment and software, net	10,232
Other assets	7,448
Total assets	$485,571

Liabilities and Members Equity (Deficit)
Liabilities
Accounts payable	$5,357
Accrued compensation and benefits	8,484
Other accrued expenses	1,015
Finance charge reversal liability	138,589
Term loan	386,822
Related party liabilities	825
Other liabilities	31,264
Total liabilities	$572,356

Members Equity (Deficit)
Equity (deficit) attributable to Continuing LLC Members	(60,349)
Equity (deficit) attributable to GreenSky, Inc.	(26,436)
Total members equity (deficit)	(86,785)
Total liabilities and members equity (deficit)	$485,571
The following table reflects the impact of consolidation of GS Holdings into the Consolidated Statements of Operations for the period indicated.

Year Ended December 31, 2018
Total revenue	$414,673
Total costs and expenses	261,883
Operating profit	152,790
Total other income/(expense), net	(19,276)
Net income	$133,514

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

The following table reflects the cash flow impact of GS Holdings on the Consolidated Statement of Cash Flows for the period indicated.

Year Ended December 31, 2018
Net cash provided by operating activities	$256,426
Net cash used in investing activities	(6,581)
Net cash used in financing activities	(154,210)
Net increase in cash and cash equivalents and restricted cash	95,635
Cash and cash equivalents and restricted cash at beginning of period	353,838
Cash and cash equivalents and restricted cash at end of period	$449,473
Note 17. Temporary Equity
Prior to the IPO and Reorganization Transactions, GreenSky Holdings, LLC had outstanding Class B and Class C Preferred Units, which were accounted for as temporary equity because of redemption preferences. The redemption preferences were waived on both the Class B and Class C Preferred Units in conjunction with the IPO and, therefore, temporary equity had a balance of $0 as of December 31, 2018. Below are more details on the accounting treatment prior to the IPO and Reorganization Transactions.
Class B Preferred Units
Prior to the IPO, Class B unit holders collectively were entitled to a liquidation preference prior to any distribution to the holders of any other equity securities, which liquidation preference became null and void upon consummation of the IPO. Accordingly, as of December 31, 2018, the Class B liquidation preference was of no further effect because of the IPO. As of December 31, 2017, the redemption amount of the Class B Preferred Units, which was adjusted for non-tax GS Holdings member distributions, was $215.8 million. The liquidation preference was further adjusted for non-tax GS Holdings distributions during 2018 prior to the IPO.
Class C Preferred Units
Prior to the IPO, Class C-1 and C-2 unit holders collectively were entitled to a liquidation preference prior to any distribution to Class A unit holders, but in the event of an IPO, the Class C units automatically convert into GS Holdings Class A units immediately prior to the IPO. Accordingly, as of December 31, 2018, Class C-1 and C-2 liquidation preferences were of no further effect because of the IPO. As of December 31, 2017, the redemption amounts of the Class C-1 and Class C-2 Preferred Units, which were adjusted for non-tax GS Holdings member distributions, were $191.4 million for Class C-1 Preferred Units and $43.0 million for Class C-2 Preferred Units. The liquidation preferences were further adjusted for non-tax GS Holdings distributions during 2018 prior to the IPO.
Note 18. Quarterly Consolidated Results of Operations Data (Unaudited)
The following table sets forth our quarterly consolidated results of operations data for each of the eight quarters in the period ended December 31, 2018. GS Holdings and GSLLC are our predecessors for accounting purposes and, accordingly, amounts prior to the Reorganization Transactions and IPO represent the historical consolidated operations of either GS Holdings or GSLLC and subsidiaries. The amounts during the period from May 24, 2018 through December 31, 2018 represent those of consolidated GreenSky, Inc. and its subsidiaries. Basic and diluted earnings per share of Class A common stock is applicable only for the period from May 24, 2018 through December 31, 2018, which is the period following the Reorganization Transactions and IPO. Prior to the Reorganization Transactions and IPO, GreenSky, Inc. did not engage in any business or other activities except in connection with its formation and initial capitalization. See Note 1 for further information on our organization and see Note 2 for further information on our earnings per share.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$85,326	$105,704	$113,912	$109,731	$414,673
Cost of revenue (exclusive of depreciation and amortization)	36,130	33,765	35,374	55,170	160,439
Total costs and expenses	61,749	58,896	59,655	81,583	261,883
Operating profit	23,577	46,808	54,257	28,148	152,790
Total other income/(expense), net	(4,973)	(4,398)	(5,170)	(4,735)	(19,276)
Income before income tax expense	18,604	42,410	49,087	23,413	133,514
Net income	18,604	40,816	45,712	22,848	127,980
Less: Net income attributable to noncontrolling interests	18,604	35,266	33,711	16,143	103,724
Net income attributable to GreenSky, Inc.	N/A	5,550	12,001	6,705	24,256
Earnings per share of Class A common stock:
Basic	N/A	$0.10	$0.21	$0.12	$0.43
Diluted(1)	N/A	$0.09	$0.20	$0.11	$0.41
(1) Year-to-date results may not agree to the sum of individual quarterly results due to rounding.

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$65,337	$82,420	$88,316	$89,814	$325,887
Cost of revenue (exclusive of depreciation and amortization)	23,299	23,193	22,036	21,180	89,708
Total costs and expenses	43,745	45,081	48,224	43,238	180,288
Operating profit	21,592	37,339	40,092	46,576	145,599
Total other income/(expense), net	419	1,254	(1,930)	(6,674)	(6,931)
Income before income tax expense	22,011	38,593	38,162	39,902	138,668
Net income	22,011	38,593	38,162	39,902	138,668
Note 19. Subsequent Events
Treasury Stock Purchases
From January 1, 2019 through March 14, 2019, we purchased 1,238,860 shares of Class A common stock at a cost of $12.7 million on the open market. Additionally, on March 8, 2019, we purchased 2,743,052 shares of Class A common stock in a privately negotiated transaction at a cost of $34.4 million.
Warrant Exercises
In January 2019, the 1,304,640 warrants issued on January 1, 2014 were fully exercised for 1,180,163 Holdco Units and an equal number of shares of Class B common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2018.
Exemption from Management's Report on Internal Control Over Financial Reporting
This annual report on Form 10-K does not include a report of management's assessment regarding internal controls over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2018, no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information contained under the captions "Proposal One: Election of Directors," "Executive Officers of GreenSky," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our definitive Proxy Statement with respect to our 2019 Annual Meeting.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information contained under the caption "Executive and Director Compensation" in our definitive Proxy Statement with respect to our 2019 Annual Meeting.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information contained under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive Proxy Statement with respect to our 2019 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information contained under the captions "Related Party Transactions" and "Corporate Governance" in our definitive Proxy Statement with respect to our 2019 Annual Meeting.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information contained under the caption "Auditor Fees" in our definitive Proxy Statement with respect to our 2019 Annual Meeting.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    (1) Financial Statements
The following Consolidated Financial Statements of GreenSky, Inc. and its consolidated subsidiaries and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this report.
(2) Financial Statement Schedules
The following financial statement schedules are included in this Form 10-K:

•	Schedule II. Valuation and Qualifying Accounts is presented for the years ended December 31, 2018, 2017 and 2016.
All remaining schedules are omitted and are not applicable or not required, or the required information is presented in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number Reference
3.1	Amended and Restated Certificate of Incorporation of GreenSky, Inc.	8-K	001-38506	May 29, 2018	3.1
3.2	Amended and Restated Bylaws of GreenSky, Inc. (Effective as of January 31, 2019)	8-K	001-38506	February 6, 2019	3.1
4.1	Specimen Stock Certificate for shares of Class A Common Stock of GreenSky, Inc.	S-1/A	333-224505	May 7, 2018	4.1
4.2	Registration Rights Agreement, dated May 23, 2018	8-K	001-38506	May 29, 2018	4.1
10.1†	GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	10-Q	001-38506	August 10, 2018	10.1
10.1(a)*†	Form of Incentive Stock Option Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan
10.1(b)*†	Form of Non-Qualified Stock Option Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan
10.1(c)*†	Form of Restricted Stock Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan
10.1(d)*†	Form of Restricted Stock Unit Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan
10.2†	GreenSky Holdings, LLC Equity Incentive Plan	S-1/A	333-224505	May 7, 2018	10.23
10.3†	GreenSky, Inc. Annual Incentive Plan	8-K	001-38506	February 6, 2019	10.1
10.4†	Employment Agreement, dated September 25, 2014, with David Zalik	S-1	333-224505	April 27, 2018	10.4
10.5†	Offer Letter, dated January 2, 2012, for Timothy D. Kaliban	S-1/A	333-224505	May 7, 2018	10.5
10.6	Form of Indemnification Agreement for each of GreenSky Inc.’s directors and executive officers	S-1	333-224505	April 27, 2018	10.7
10.7	Second Amended and Restated Operating Agreement of GreenSky Holdings, LLC, dated May 23, 2018	8-K	001-38506	May 29, 2018	10.3
10.7(a)	First Amendment to Second Amended and Restated Operating Agreement of GreenSky Holdings, LLC, dated August 24, 2018	10-Q	001-38506	November 9, 2018	10.1
10.8	Tax Receivable Agreement, dated May 23, 2018	8-K	001-38506	May 29, 2018	10.1
10.9	Exchange Agreement, dated May 23, 2018	8-K	001-38506	May 29, 2018	10.2
10.10	Credit Agreement, as amended, with JPMorgan Chase Bank, N.A.	S-1	333-224505	April 27, 2018	10.8
10.11	Phoenix Blackstone Center Lease, as amended, with Phoenix Blackstone, LLC	S-1	333-224505	April 27, 2018	10.19
10.12#	Second Amended and Restated GreenSky Installment Loan Program Agreement, dated April 26, 2018, between GreenSky, LLC and Home Depot U.S.A., Inc.	S-1/A	333-224505	May 7, 2018	10.17
10.13#	Amended and Restated Co-Branded MasterCard Card Program Agreement, as amended, between GreenSky, LLC (formerly GreenSky Trade Credit, LLC) and Comdata Network, Inc.	S-1/A	333-224505	May 7, 2018	10.16
10.13(a)#	Fourth Amendment to Amended and Restated Co-Branded MasterCard Card Program Agreement, dated August 3, 2018, between GreenSky, LLC and Comdata Network, Inc.	10-Q	001-38506	November 9, 2018	10.2
10.14#	Second Amended and Restated Loan Origination Agreement, as amended, between GreenSky, LLC and SunTrust Bank	S-1	333-224505	April 27, 2018	10.9
10.14(a)#	Amendment No. 3 to Second Amended and Restated Loan Origination Agreement, dated September 28, 2018, among GreenSky, LLC, GreenSky Servicing, LLC and SunTrust Bank	10-Q	001-38506	November 9, 2018	10.3
10.14(b)#	Second Amended and Restated Servicing Agreement, as amended, between GreenSky, LLC and SunTrust Bank	S-1	333-224505	April 27, 2018	10.10

(3) Exhibits (continued)

Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number Reference
10.15#	Loan Origination Agreement, as amended, between GreenSky, LLC and Regions Bank	S-1	333-224505	April 27, 2018	10.11
10.15(a)*##	Amendment No. 4 to Loan Origination Agreement, dated July 27, 2018, between GreenSky, LLC and Regions Bank
10.15(b)*##	Amendment No. 5 to Loan Origination Agreement, dated October 30, 2018, between GreenSky, LLC and Regions Bank
10.15(c)#	Servicing Agreement, as amended, between GreenSky, LLC and Regions Bank	S-1	333-224505	April 27, 2018	10.12
10.16#	Loan Origination Agreement, as amended, between GreenSky, LLC and Synovus Bank	S-1	333-224505	April 27, 2018	10.13
10.16(a)#	Fifth Amendment to Loan Origination Agreement, dated May 21, 2018, between GreenSky, LLC and Synovus Bank	8-K	001-38506	May 29, 2018	10.6
10.16(b)#	Sixth Amendment to Loan Origination Agreement, dated September 5, 2018, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	November 9, 2018	10.6
10.16(c)*##	Seventh Amendment to Loan Origination Agreement, dated December 5, 2018, between GreenSky, LLC and Synovus Bank
10.16(d)#	Servicing Agreement, as amended, between GreenSky, LLC and Synovus Bank	S-1	333-224505	April 27, 2018	10.14
10.16(e)#	Fourth Amendment to Servicing Agreement, dated May 21, 2018, between GreenSky, LLC and Synovus Bank	8-K	001-38506	May 29, 2018	10.7
10.16(f)#	Fifth Amendment to Servicing Agreement, dated September 27, 2018, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	November 9, 2018	10.5
10.16(g)*##	Sixth Amendment to Servicing Agreement, dated December 5, 2018, between GreenSky, LLC and Synovus Bank
10.16(h)*##	Seventh Amendment to Servicing Agreement, dated December 28, 2018, between GreenSky, LLC and Synovus Bank
10.17#	Loan Origination Agreement, as amended, between GreenSky, LLC and Fifth Third Bank	S-1	333-224505	April 27, 2018	10.15
10.17(a)#	Amendment No. 4 to Loan Origination Agreement, dated April 30, 2018, between GreenSky, LLC and Fifth Third Bank	S-1/A	333-224505	May 7, 2018	10.14(a)
10.17(b)*##	Amendment No. 5 to Loan Origination Agreement, dated November 1, 2018, between GreenSky, LLC and Fifth Third Bank
10.17(c)#	Servicing Agreement, as amended, between GreenSky, LLC and Fifth Third Bank	S-1	333-224505	April 27, 2018	10.16
10.17(d)#	Amendment No. 4 to Servicing Agreement, dated June 29, 2018, between GreenSky, LLC and Fifth Third Bank	10-Q	001-38506	August 10, 2018	10.6
10.17(e)#	Amendment No. 5 to Servicing Agreement, dated September 27, 2018, between GreenSky, LLC and Fifth Third Bank	10-Q	001-38506	November 9, 2018	10.4
10.18*##	Loan Origination Agreement, dated November 5, 2018, between GreenSky, LLC and BMO Harris Bank N.A.
10.18(a)*##	Servicing Agreement, dated November 5, 2018, between GreenSky, LLC and BMO Harris Bank N.A.

(3) Exhibits (continued)

Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number Reference
21.1*	List of Subsidiaries of GreenSky, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
#	Confidential treatment has been granted as to certain portions of this exhibit, which portions have been omitted and filed separately with the SEC.
##	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and filed separately with the SEC.
†	Management contract, compensatory plan or arrangement.

(b)    See Item 15(a)(3) and separate Exhibit Index attached hereto and incorporated herein.
(c)    (1) Not applicable.
(2) Not applicable.
(3) See Item 15(a)(2) and separate Schedule II. Valuation and Qualifying Accounts attached hereto.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENSKY, INC.

March 15, 2019	By	/s/ David Zalik
David Zalik Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2019.

Signatures	Title
/s/ David Zalik	Chief Executive Officer and Chairman of the Board of Directors
David Zalik	(Principal Executive Officer)

/s/ Robert Partlow	Executive Vice President and Chief Financial Officer
Robert Partlow	(Principal Financial and Accounting Officer)

/s/ Gerald Benjamin	Chief Administrative Officer, Vice Chairman and Director
Gerald Benjamin

/s/ Joel Babbit	Director
Joel Babbit

/s/ John Flynn	Director
John Flynn

/s/ Gregg Freishtat	Director
Gregg Freishtat

/s/ Nigel Morris	Director
Nigel Morris

/s/ Robert Sheft	Director
Robert Sheft

Schedule II. Valuation and Qualifying Accounts
GreenSky, Inc. and Subsidiaries

		Additions
	Balance at beginning of period	Charged to costs and expenses(1)	Charged to other accounts(1)	Deductions	Balance at end of period
	(in thousands)
Year Ended December 31, 2016
Allowance for losses on accounts receivable	$133	$966	$—	$(733)	$366
Valuation allowance on loan receivables held for sale	—	$1,742	—	(1,742)	—
Year Ended December 31, 2017
Allowance for losses on accounts receivable	$366	$817	$16	$(923)	$276
Valuation allowance on loan receivables held for sale	—	3,551	—	(2,967)	584
Year Ended December 31, 2018
Allowance for losses on accounts receivable	$276	$1,294	$17	$(1,419)	$168
Valuation allowance on loan receivables held for sale	584	2,671	—	(2,579)	676
(1) Includes bad debt recoveries.