Form 10-Q
period 2019-03-31
GreenSky, Inc.
filed 2019-05-15
CIK 1712923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q

☒	Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38506
GreenSky, Inc.
(Exact name of registrant as specified in its charter)

Delaware		82-2135346
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
5565 Glenridge Connector, Suite 700, Atlanta, Georgia		30342
(Address of principal executive offices)		(Zip Code)
(678) 264-6105
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol	Name of exchange on which registered
Class A common stock, $0.01 par value	GSKY	Nasdaq Global Select Market
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding as of April 30, 2019(1)
Class A, $0.01 par value	62,627,730
(1) Includes 1,995,566 shares of unvested Class A common stock awards.

GreenSky, Inc.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, our operations, financial performance and Bank Partner commitments. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part II, Item 1A “Risk Factors" of this Form 10-Q. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GreenSky, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share data)

	March 31, 2019	December 31, 2018

Assets
Cash and cash equivalents	$267,798	$303,390
Restricted cash	174,860	155,109
Loan receivables held for sale, net	1,999	2,876
Accounts receivable, net	18,073	15,400
Related party receivables	125	142
Property, equipment and software, net	12,156	10,232
Operating lease right-of-use assets	10,657	—
Deferred tax assets, net	337,758	306,979
Other assets	9,299	8,777
Total assets	$832,725	$802,905

Liabilities and Equity (Deficit)
Liabilities
Accounts payable	$19,764	$5,357
Accrued compensation and benefits	3,032	8,484
Other accrued expenses	2,239	1,015
Finance charge reversal liability	149,598	138,589
Term loan	386,243	386,822
Tax receivable agreement liability	286,557	260,901
Related party liabilities	825	825
Operating lease liabilities	13,325	—
Other liabilities	44,402	35,677
Total liabilities	905,985	837,670

Commitments, Contingencies and Guarantees (Note 13)

Equity (Deficit)
Class A common stock, par value $0.01 and 71,170,387 shares issued and 62,151,547 shares outstanding at March 31, 2019 and 59,197,863 shares issued and 54,504,902 shares outstanding at December 31, 2018	711	591
Class B common stock, par value $0.001 and 119,187,862 and 128,549,555 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	119	129
Additional paid-in capital	80,543	44,524
Retained earnings	27,030	24,218
Treasury stock	(94,828)	(43,878)
Noncontrolling interest	(86,835)	(60,349)
Total equity (deficit)	(73,260)	(34,765)
Total liabilities and equity (deficit)	$832,725	$802,905

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue
Transaction fees	$84,048	$70,940
Servicing and other	19,652	14,386
Total revenue	103,700	85,326
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	58,037	36,130
Compensation and benefits	19,633	16,343
Sales and marketing	1,203	828
Property, office and technology	4,414	2,722
Depreciation and amortization	1,467	970
General and administrative	6,922	4,173
Related party expenses	536	583
Total costs and expenses	92,212	61,749
Operating profit	11,488	23,577
Other income/(expense), net
Interest and dividend income	1,596	1,320
Interest expense	(6,243)	(5,591)
Other gains/(losses)	(35)	(702)
Total other income/(expense), net	(4,682)	(4,973)
Income before income tax expense/(benefit)	6,806	18,604
Income tax expense/(benefit)	(595)	—
Net income	$7,401	$18,604
Less: Net income attributable to noncontrolling interests	4,502	N/A
Net income attributable to GreenSky, Inc.	$2,899	N/A

Earnings per share of Class A common stock(1)
Basic	$0.05	N/A
Diluted	$0.05	N/A

(1)    Basic and diluted earnings per share of Class A common stock are not applicable prior to the initial public offering ("IPO") and related Reorganization Transactions (as defined in Note 1 to the Unaudited Condensed Consolidated Financial Statements). See Note 2 to the Unaudited Condensed Consolidated Financial Statements for the number of shares used in the computation of earnings per share of Class A common stock and the basis for the computation of earnings per share.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Unaudited)
(Dollars in thousands, except share data)

	GreenSky Holdings, LLC (Prior to Reorganization Transactions)
	Additional Paid-in Capital	Retained Earnings	Total Permanent Equity (Deficit)	Temporary Equity
Balance at January 1, 2018	$(554,906)	$98,519	$(456,387)	$430,348
Net income	—	18,604	18,604	—
Distributions	—	(18,094)	(18,094)	—
Share-based compensation	1,001	—	1,001	—
Equity-based payments to non-employees	4	—	4	—
Balance at March 31, 2018	$(553,901)	$99,029	$(454,872)	$430,348

	GreenSky, Inc.
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury stock	Noncontrolling Interest	Total
Balance at January 1, 2019	54,504,902	128,549,555	$591	$129	$44,524	$24,218	$(43,878)	$(60,349)	$(34,765)
Net income	—	—	—	—	—	2,899	—	4,502	7,401
Cumulative effect of accounting change(1)	—	—	—	—	—	(28)	—	(66)	(94)
Issuance of unvested Class A common stock awards	1,393,480	—	14	—	(14)	—	—	—	—
Class A common stock option exercises	127,427	—	1	—	(403)	—	—	—	(402)
Class B common stock exchanges	10,451,616	(10,520,856)	105	(11)	(836)	—	—	—	(742)
Class B warrant exercises	—	1,180,163	—	1	(1)	—	—	—	—
Forfeited share-based compensation awards	(44,434)	(21,000)	—	—	—	—	—	—	—
Treasury stock purchases	(4,281,444)	—	—	—	—	—	(50,950)	—	(50,950)
Distributions	—	—	—	—	—	(59)	—	(845)	(904)
Share-based compensation	—	—	—	—	2,665	—	—	—	2,665
Equity-based payments to non-employees	—	—	—	—	3	—	—	—	3
Tax adjustments	—	—	—	—	4,528	—	—	—	4,528
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	30,077	—	—	(30,077)	—
Balance at March 31, 2019	62,151,547	119,187,862	$711	$119	$80,543	$27,030	$(94,828)	$(86,835)	$(73,260)

(1)
Represents the cumulative effect resulting from our adoption of the Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases. See Note 1 to the Unaudited Condensed Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$7,401	$18,604
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,467	970
Share-based compensation expense	2,665	1,001
Equity-based payments to non-employees	3	4
Operating lease liability payments	(145)	(94)
Amortization of debt related costs	421	417
Fair value change in assets and liabilities	181	116
Original issuance discount on term loan payment	(10)	—
Deferred tax expense/(benefit)	(595)	—
Changes in assets and liabilities:
(Increase)/decrease in loan receivables held for sale	878	6,315
(Increase)/decrease in accounts receivable	(2,672)	991
(Increase)/decrease in related party receivables	17	60
(Increase)/decrease in other assets	(273)	(177)
Increase/(decrease) in accounts payable	14,713	5,005
Increase/(decrease) in finance charge reversal liability	11,009	6,765
Increase/(decrease) in related party liabilities	—	(76)
Increase/(decrease) in other liabilities	8,395	(4,353)
Net cash provided by operating activities	43,455	35,548

Cash flows from investing activities
Purchases of property, equipment and software	(3,391)	(792)
Net cash used in investing activities	(3,391)	(792)

Cash flows from financing activities
Proceeds from term loan	—	399,000
Repayments of term loan	(990)	(349,125)
Member distributions	(2,724)	(19,259)
Purchases of treasury stock	(51,047)	—
Payment of equity transaction expenses	—	(32)
Payment of taxes on Class B common stock exchanges	(742)	—
Proceeds from option exercises	174	—
Payment of option exercise taxes	(576)	—
Net cash provided by/(used in) financing activities	(55,905)	30,584

Net increase/(decrease) in cash and cash equivalents and restricted cash	(15,841)	65,340
Cash and cash equivalents and restricted cash at beginning of period	458,499	353,838
Cash and cash equivalents and restricted cash at end of period	$442,658	$419,178

Supplemental non-cash financing activities
Equity transaction costs accrued but not paid	$—	$82
Distributions accrued but not paid	8,247	12,024
Treasury stock traded but not settled	1,934	—

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data, unless otherwise stated)

Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards
Organization
Unless the context requires otherwise, "we", "us", "our", "GreenSky" and "the Company" refer to the business of GreenSky, Inc. and its subsidiaries. "Bank Partners" are defined as federally insured banks that originate loans under the GreenSky program and any other lenders with respect to those loans.
We are a leading technology company Powering Commerce at the Point of SaleSM. Our platform is powered by a proprietary technology infrastructure that facilitates merchant sales, while reducing the friction and improving the economics associated with a consumer making a purchase and a bank extending financing for that purchase. It supports the full transaction lifecycle, including credit application, underwriting, real-time allocation to our Bank Partners, document distribution, funding, settlement and servicing. Merchants using our platform, which presently range from small, owner-operated home improvement contractors and healthcare providers to large national home improvement brands and retailers and healthcare service organizations, rely on us to facilitate low or deferred interest promotional point-of-sale financing and payments solutions that enable higher sales volume. Consumers on our platform, who to date primarily have super-prime or prime credit scores, find financing with promotional terms to be an attractive alternative to other forms of payment. Our Bank Partners' access to our proprietary technology solution and merchant network enables them to build a diversified portfolio of high quality consumer loans with attractive risk-adjusted yields with minimal upfront investment.
GreenSky, Inc. was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an initial public offering ("IPO") of its Class A common stock and certain Reorganization Transactions, as further described below, in order to carry on the business of GreenSky Holdings, LLC (“GS Holdings”) and its consolidated subsidiaries. GS Holdings, a holding company with no operating assets or operations, was organized in August 2017. On August 24, 2017, GS Holdings acquired a 100% interest in GreenSky, LLC ("GSLLC"), a Georgia limited liability company, which is an operating entity. Common membership interests of GS Holdings are referred to as "Holdco Units."
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
Following the Reorganization Transactions, the "Original GS Equity Owners" (other than the Former Corporate Investors) and certain "Original Profits Interests Holders," which we collectively refer to as the "Continuing LLC Members," continue to own Holdco Units. Original GS Equity Owners refers to the owners of units of GS Holdings prior to the Reorganization Transactions. Former Corporate Investors refers to certain of the Original GS Equity Owners that merged with and into one or more subsidiaries of GreenSky, Inc. in connection with the Reorganization Transactions, which was accounted for as a common control transaction and had no material impact on the net assets of the Company. Original Profits Interests Holders refers to the owners of profits interests in GS Holdings prior to the Reorganization Transactions.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As of March 31, 2019, the Company had an economic interest in GS Holdings of 34.0%, after adjusting for unvested units. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Unaudited Condensed Consolidated Financial Statements representing the GS Holdings interests held by Continuing LLC Members.
Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements were prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. We condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with the GreenSky, Inc. 2018 Form 10-K filed with the SEC on March 15, 2019. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our financial condition and results of operations for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2018, was derived from the audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements required by United States generally accepted accounting principles ("GAAP"). All intercompany balances and transactions are eliminated upon consolidation. The results for the three months ended March 31, 2019 are not necessarily indicative of results expected for the full year.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets to the total included within the Unaudited Condensed Consolidated Statements of Cash Flows as of the dates indicated.

	March 31,
	2019	2018
Cash and cash equivalents	$267,798	$277,501
Restricted cash	174,860	141,677
Cash and cash equivalents and restricted cash in Unaudited Condensed Consolidated Statements of Cash Flows	$442,658	$419,178
Revenue Recognition
Disaggregated revenue
Revenue disaggregated by type of service was as follows for the periods presented:

	Three Months Ended March 31,
	2019	2018
Merchant fees	$74,094	$59,365
Interchange fees	9,954	11,575
Transaction fees	84,048	70,940
Servicing fees	19,633	14,331
Other(1)	19	55
Servicing and other	19,652	14,386
Total revenue	$103,700	$85,326

(1)
Other revenue includes miscellaneous revenue items that are individually immaterial. Other revenue is presented separately herein in order to clearly present merchant, interchange and servicing fees, which are more integral to our primary operations and better enable financial statement users to calculate metrics such as servicing and merchant fee yields.

We have no remaining performance obligations as of March 31, 2019. No assets were recognized from the costs to obtain or fulfill a contract with a customer as of March 31, 2019 or December 31, 2018. Volume-based price concessions to merchants and other channel partners that were netted against the gross transaction price were $5,908 and $4,593 during the three months ended March 31, 2019 and 2018, respectively. We recognized bad debt expense arising from our contracts with customers of $209 and $777 during the three months ended March 31, 2019 and 2018, respectively, which is recorded within general and administrative expense in our Unaudited Condensed Consolidated Statements of Operations.
Recently Adopted Accounting Standards
Leases
In February 2016, the FASB issued ASU 2016-02, which required the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases with terms greater than 12 months on our Unaudited Condensed Consolidated Balance Sheets. Presentation of leases within our Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows was generally consistent with the prior lease accounting guidance codified in ASC 840, Leases. In July 2018, the FASB issued ASU 2018-11, which provided an additional (and optional) transition method to adopt ASU 2016-02 by applying its provisions at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, rather than applying the provisions at the beginning of the earliest period presented in the financial statements.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

We adopted the standard as of January 1, 2019 with the transition method outlined in ASU 2018-11, recognizing a cumulative-effect adjustment to retained earnings as of that date. Comparative periods continue to be presented and disclosed in accordance with legacy guidance in ASC 840. We applied the practical expedients permitted under the transition guidance outlined in ASU 2018-11, which permitted us to not reassess the following: (i) whether any expired or existing contracts are or contain a lease, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases.
As a result of adopting this standard, we recorded a ROU asset of $11.3 million, a lease liability of $14.1 million and an immaterial cumulative-effect adjustment to equity as of January 1, 2019. Our adoption of this standard did not have any impact on our Unaudited Condensed Consolidated Statements of Operations.
See Note 13 for additional lease disclosures.
Improvements to non-employee share-based payment accounting
In June 2018, the FASB issued ASU 2018-07 to simplify certain aspects of the accounting for non-employee share-based payment transactions. Under the new standard, all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards are within the scope of ASC 718. Consistent with the accounting requirement for employee share-based payment awards, non-employee share-based payment awards within the scope of ASC 718 are measured at grant-date fair value of the equity instruments, and the requirement to reassess classification of non-employee share-based payment awards upon vesting is eliminated. Our adoption of this standard on January 1, 2019 did not have any impact on our Unaudited Condensed Consolidated Financial Statements.
Accounting Standards Issued, But Not Yet Adopted
Measurement of credit losses on financial instruments
In June 2016, the FASB issued ASU 2016-13, which is intended to better align the timing of recognition of credit losses on financial instruments with management’s expectations. The standard requires a financial asset (or group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. Management must determine expected credit losses for all financial instruments held at the reporting date based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts, the latter of which broadens current guidance. The standard requires enhanced disclosures to help investors and other financial statement users to better understand the significant estimates and judgments used in estimating credit losses. The standard is effective for us on January 1, 2020, with early adoption permitted. The majority of this standard's provisions must be applied using a modified retrospective approach. We are currently evaluating the potential impact of adopting this standard.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Prior to the IPO, the GS Holdings membership structure included Class A, B, and C Units and Profits Interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these Unaudited Condensed Consolidated Financial Statements. Therefore, earnings per share information has not been presented for the three months ended March 31, 2018.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three months ended March 31, 2019.

Three Months Ended March 31,
2019
Numerator:
Income before income tax expense	$6,806
Less: Net income attributable to noncontrolling interests	4,502
Less: Income tax expense/(benefit)	(595)
Net income attributable to GreenSky, Inc. – basic	$2,899
Add: Reallocation of net income attributable to noncontrolling interests from the assumed exchange of common units of GS Holdings for Class A common stock	4,502
Less: Income tax expense/(benefit) on reallocation of net income attributable to noncontrolling interests(1)	(1,367)
Net income attributable to GreenSky, Inc. – diluted	$8,768
Denominator:
Weighted average shares of Class A common stock outstanding – basic	57,946,943
Add: Dilutive effects as shown separately below
Holdco Units exchangeable for Class A common stock	122,872,400
Class A common stock options	2,918,972
Holdco warrants exchangeable for Class A common stock	328,031
Unvested Class A common stock(2)	126,995
Weighted average shares of Class A common stock outstanding – diluted	184,193,341

Earnings per share of Class A common stock outstanding – basic	$0.05
Earnings per share of Class A common stock outstanding – diluted(3)	$0.05

(1)
We assumed an effective tax rate of (28.8)%, which represents the effective tax rate on the consolidated GreenSky, Inc. entity inclusive of the income taxes on the portion of GS Holdings' earnings that are attributable to noncontrolling interests. The tax benefit includes the year to date tax benefit of warrant exercises and stock-based compensation deductions.

(2)	Includes both unvested Class A common stock issued as part of the Reorganization Transactions and unvested Class A common stock awards issued subsequent to the Reorganization Transactions.

(3)
Our calculation of diluted earnings per share excludes 2,885,041 Class A common stock options, 637,097 unvested Holdco Unit awards and 1,589,999 unvested Class A common stock awards for the three months ended March 31, 2019, as their inclusion would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce these amounts if they had a dilutive effect and were included in the computation of diluted earnings per share.

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
Note 3. Fair Value of Assets and Liabilities
The following table summarizes, by level within the fair value hierarchy, the carrying amounts and estimated fair values of our assets and liabilities measured at fair value on a recurring or nonrecurring basis or disclosed, but not carried, at fair value in the Unaudited Condensed Consolidated Balance Sheets as of the dates presented. There were no transfers into, out of, or between levels within the fair value hierarchy during any of the

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

periods presented. Refer to Note 4, Note 7 and Note 8 for additional information on these assets and liabilities.

	Level	March 31, 2019		December 31, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents(1)	1	$267,798	$267,798	$303,390	$303,390
Loan receivables held for sale, net(2)	2	1,999	2,432	2,876	3,552
Liabilities:
Finance charge reversal liability(3)	3	$149,598	$149,598	$138,589	$138,589
Servicing liabilities(3)	3	3,197	3,197	3,016	3,016
Term loan(1)	2	386,243	395,115	386,822	386,234

(1)
Disclosed, but not carried, at fair value. The carrying value of our term loan is net of unamortized debt discount and debt issuance costs. The fair value of our term loan was determined using a discounted cash flow model based on observable market factors (such as changes in credit spreads for comparable benchmark companies) and credit factors specific to us.

(2)	Measured at fair value on a nonrecurring basis.

(3)
Measured and carried at fair value on a recurring basis. Servicing liabilities are presented within other liabilities in the Unaudited Condensed Consolidated Balance Sheets. The cash flow impacts of our liabilities that are measured at fair value on a recurring basis are included within net cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

Cash and cash equivalents
Cash and cash equivalents are classified within Level 1 of the fair value hierarchy, as the primary component of the price is obtained from quoted market prices in an active market. The carrying amounts of our cash and cash equivalents approximate their fair values due to the short maturities and highly liquid nature of these accounts.
Loan receivables held for sale
Loan receivables held for sale are recorded in the Unaudited Condensed Consolidated Balance Sheets at the lower of cost or fair value and, therefore, are measured at fair value on a nonrecurring basis. For our loan receivables held for sale, fair value approximates par value, as we have consistently sold loans for the full current balance in historical and current period transactions with our Bank Partners.
Loan receivables held for sale are classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from observable values of loan receivables with similar terms and characteristics as the loan receivables sold to our Bank Partners. We have the ability to access this market, and it is the market into which these loan receivables are typically sold.
Finance charge reversals
Our Bank Partners offer certain loan products that have a feature whereby the account holder is provided a promotional period to repay the loan principal balance in full without incurring a finance charge. For these loan products, we bill interest each month throughout the promotional period and, under the terms of the contracts with our Bank Partners, we are obligated to pay this billed interest to the Bank Partners if an account holder repays the loan balance in full within the promotional period. Therefore, the monthly process of billing interest on deferred loan products triggers a potential future finance charge reversal ("FCR") liability for the Company. The FCR component of our Bank Partner contracts qualifies as an embedded derivative. The FCR liability is not designated as a hedge for accounting purposes and, as such, changes in its fair value are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
The FCR liability is carried at fair value on a recurring basis in the Unaudited Condensed Consolidated Balance Sheets and is estimated based on historical experience and management’s expectation of future FCR. The FCR liability is classified within Level 3 of the fair value hierarchy, as the primary component of the fair value is obtained from unobservable inputs based on the Company’s data, reasonably adjusted for assumptions that would be

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

used by market participants. The following table reconciles the beginning and ending fair value measurements of our FCR liability during the periods indicated.

	Three Months Ended March 31,
	2019	2018
Beginning balance	$138,589	$94,148
Receipts(1)	32,123	28,093
Settlements(2)	(59,879)	(42,838)
Fair value changes recognized in cost of revenue(3)	38,765	21,510
Ending balance	$149,598	$100,913

(1)
Represents cash received from deferred payment loans during the promotional period (referred to as incentive payments), cash received from recoveries on previously charged-off Bank Partner loans, and the proceeds received from transferring our rights to Charged-Off Receivables (as defined below) attributable to previously charged-off Bank Partner loans. We consider all monthly incentive payments from Bank Partners during the period to be related to billed finance charges on deferred interest products until monthly incentive payments exceed total billed finance charges on deferred products, which did not occur during any of the periods presented.

(2)	Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that were repaid within the promotional period.

(3)
A fair value adjustment is made based on the expected reversal percentage of billed finance charges (expected settlements), which is estimated at each reporting date. The fair value adjustment is recognized in cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.

Our estimated reversal rate for billed interest on deferred loan products is the significant unobservable input used to value the Level 3 FCR liability. As we have expanded our deferred loan products and as our historical experience with these products has progressed, management has developed more specific reversal rates for categories of deferred loan products based on the length of the interest-free promotional period (ranging from 6 to 24 months), whether or not loan principal payments were required to be paid during the interest-free promotional period, and the industry vertical (home improvement or elective healthcare). This has resulted in incremental increases in the number of reversal rate assumptions used to value the FCR liability. The overall decrease in reversal rates is primarily attributable to lower reversal rate experience on loans within the elective healthcare industry vertical. The following table presents the ranges and weighted averages of our estimated reversal rates as of the dates indicated.

Reversal rate	March 31, 2019	December 31, 2018
Range	60.0% - 97.0%	70.0% - 97.3%
Weighted average	87.8%	88.2%
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
Charged-off receivables
Periodically, we transfer our rights to previously charged-off loan receivables ("Charged-Off Receivables") in exchange for a cash payment based on the expected recovery rate of such loan receivables, which consist primarily of previously charged-off Bank Partner loans. We have no continuing involvement with these Charged-Off Receivables other than performing reasonable servicing and collection efforts on behalf of the third parties and Bank Partners that purchased the Charged-Off Receivables. The proceeds from transfers of Charged-Off Receivables attributable to Bank Partner loans are recognized on a collected basis as reductions to cost of revenue,

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

which reduces the fair value adjustment to the FCR liability in the period of transfer. The following table presents details of Charged-Off Receivables transfers during the periods indicated.

	Aggregate Unpaid Balance			Proceeds
	Bank Partner loans	Loan receivables held for sale	Total(1)	Bank Partner loans	Loan receivables held for sale	Total
Three Months Ended March 31, 2019	$53,652	$667	$54,319	$7,355	$91	$7,446
Three Months Ended March 31, 2018	37,426	1,159	38,585	4,979	154	5,133

(1)
During the three months ended March 31, 2019 and 2018, $5,160 and $3,219, respectively, of the aggregate unpaid balance on cumulative transferred Charged-Off Receivables were recovered through our servicing efforts on behalf of our Charged-Off Receivables investors.

Servicing liabilities
We elected the fair value method to account for our servicing liabilities to more appropriately reflect the value of the obligation in our Unaudited Condensed Consolidated Financial Statements. As a result of this election, our servicing liabilities are carried at fair value on a recurring basis within other liabilities in the Unaudited Condensed Consolidated Balance Sheets and are estimated using a discounted cash flow model. Servicing liabilities are classified within Level 3 of the fair value hierarchy, as the primary component of the fair value is obtained from unobservable inputs based on peer market data, reasonably adjusted for assumptions that would be used by market participants to service our transferred Charged-Off Receivables portfolios, for which market data is not available. Changes in the fair value of our servicing liabilities are recorded within other gains/(losses) in the Unaudited Condensed Consolidated Statements of Operations.
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

	Three Months Ended March 31,
	2019	2018
Beginning balance	$3,016	$2,071
Initial obligation from transfer of Charged-Off Receivables(1)	651	461
Fair value changes recognized in other gains/(losses)
Change in inputs or assumptions used in the valuation model	—	—
Other changes in fair value(1)(2)	(470)	(345)
Ending balance	$3,197	$2,187

(1)	Recognized in other gains/(losses) in the Unaudited Condensed Consolidated Statements of Operations.

(2)	Represents the reduction of our servicing liabilities due to the passage of time and collection of loan payments.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

The following table presents quantitative information about the significant unobservable inputs used to value the Level 3 servicing liabilities as of the dates presented.

Input	March 31, 2019		December 31, 2018
	Range	Weighted Average	Range	Weighted Average
Cost of servicing (basis points)	62.5	62.5	62.5	62.5
Discount rate	18.0%	18.0%	18.0%	18.0%
Recovery period (years)	3.3 - 4.9	4.3	3.6 - 4.9	4.3
The recovery period is weighted by the unpaid balance of previously transferred Charged-Off Receivables as of March 31, 2019 and December 31, 2018. The recovery period reflects the length of time over which we expect to perform servicing activities and has an inverse correlation with the amount by which the servicing liability is reduced each reporting period. As such, a significant increase or decrease in the expected recovery period could have resulted in higher or lower, respectively, servicing liabilities.
A significant increase or decrease in the market cost of servicing could have resulted in significantly higher or lower, respectively, servicing liabilities as of March 31, 2019 and December 31, 2018. We only use one cost of servicing assumption; therefore, the weighted average only includes a singular basis points cost of servicing.
Finally, a significant increase or decrease in the discount rate could have resulted in lower or higher, respectively, servicing liabilities as of March 31, 2019 and December 31, 2018. The discount rate impact on our servicing liabilities is much less compared to the recovery period and cost of servicing assumptions. We only use one discount rate assumption; therefore, the weighted average only includes a singular discount rate.
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
Note 4. Loan Receivables Held for Sale
The following table summarizes the activity in the balance of loan receivables held for sale, net at lower of cost or fair value during the periods indicated.

	Three Months Ended March 31,
	2019	2018
Beginning balance	$2,876	$73,606
Additions	65,716	1,170
Proceeds from sales and customer payments(1)	(66,230)	(5,854)
Decrease/(increase) in valuation allowance	243	(221)
Transfers(2)	74	(408)
Write offs and other(3)	(680)	(1,002)
Ending balance	$1,999	$67,291

(1)
Includes accrued interest and fees, recoveries of previously charged-off loan receivables held for sale, as well as proceeds from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. We retain servicing arrangements on sold loan receivables with the same terms and conditions as loans that are originated by our Bank Partners. Income from loan receivables held for sale activities is recorded within interest income and other gains/(losses) in the Unaudited Condensed Consolidated Statements of Operations. On March 27, 2019, we sold loan receivables held for sale to a Bank Partner in the amount of $63,673. We had no sales of loan receivables held for sale during the three months ended March 31, 2018.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

(3)
We received recovery payments of $9 and $17 during the three months ended March 31, 2019 and 2018, respectively. Recoveries of principal and finance charges and fees on previously written off loan receivables held for sale are recognized on a collected basis as other gains and interest income, respectively, in the Unaudited Condensed Consolidated Statements of Operations. Separately, during the three months ended March 31, 2019 and 2018, write offs and other were reduced by $91 and $154, respectively, related to cash proceeds received from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. The cash proceeds received were recorded within other income/(expense), net in the Unaudited Condensed Consolidated Statements of Operations.

The following table presents activities associated with our loan receivable sales and servicing activities during the periods indicated.

	Three Months Ended March 31,
	2019	2018
Gain/(loss) on sold loan receivables held for sale	$—	$—
Cash Flows
Sales of loans	$63,673	$—
Servicing fees	686	566
The following table presents information as of the dates indicated about the principal balances of sold loan receivables held for sale that are not recorded in our Unaudited Condensed Consolidated Balance Sheets, but with which we have a continuing involvement through our servicing arrangements with our Bank Partners. The sold loan receivables held for sale are pooled with other loans originated by the Bank Partners for purposes of determining escrow balances and incentive payments. The escrow balances represent our only direct exposure to potential losses associated with these sold loan receivables.

	March 31, 2019	December 31, 2018
Total principal balance	$391,528	$357,060
Delinquent loans (unpaid principal balance)	20,336	23,385

	Three Months Ended March 31,
	2019	2018
Net charge-offs (unpaid principal balance)	$3,800	$2,925
Note 5. Accounts Receivable
Accounts receivable consisted of the following as of the dates indicated.

	Accounts Receivable, Gross	Allowance for Losses	Accounts Receivable, Net
March 31, 2019
Transaction related	$17,763	$(208)	$17,555
Servicing related	518	—	518
Total	$18,281	$(208)	$18,073

December 31, 2018
Transaction related	$14,704	$(168)	$14,536
Servicing related	864	—	864
Total	$15,568	$(168)	$15,400

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

Note 6. Property, Equipment and Software
Property, equipment and software were as follows as of the dates indicated.

	March 31, 2019	December 31, 2018
Furniture	$2,815	$2,813
Leasehold improvements	4,405	4,171
Computer hardware	2,791	2,923
Software	10,331	8,344
Total property, equipment and software, at cost	20,342	18,251
Less: accumulated depreciation	(5,126)	(5,462)
Less: accumulated amortization	(3,060)	(2,557)
Total property, equipment and software, net	$12,156	$10,232

Note 7. Borrowings
Credit Agreement
In August 2017, we entered into a $450.0 million credit agreement (“Credit Agreement”), which provided for a $350.0 million term loan (“original term loan”) maturing on August 25, 2024 and a $100.0 million revolving loan facility maturing on August 25, 2022. The net proceeds from the term loan of $338.6 million, along with $7.9 million of cash, were set aside for a subsequent $346.5 million payment (which is occurring in stages) to certain equity holders and a related party. With the exception of the payments to the related party, which are related party expenses, the payments were accounted for as distributions. During the three months ended March 31, 2019, we made distributions of $1.0 million and no payments to the related party. The remaining reserved payment of $4.5 million as of March 31, 2019 was included within other liabilities and related party liabilities in the Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, we had no borrowings under the revolving loan facility.
Amended Credit Agreement
In March 2018, we amended certain terms of our Credit Agreement ("Amended Credit Agreement"). The term loan and revolving loan facility under the Amended Credit Agreement are collectively referred to as the "Credit Facility." The Amended Credit Agreement replaced the original term loan with a $400.0 million term loan (“modified term loan”) and extended the maturity date to March 29, 2025. Further, the interest margin on the modified term loan was reduced to 3.25% per annum.
We contemporaneously settled the outstanding principal balance on the original term loan of $349.1 million with the issuance of the $400.0 million modified term loan. The net proceeds from the modified term loan were used to provide for distributions to certain equity holders and a related party prior to the Company's IPO. During the three months ended March 31, 2019, we made distributions of $0.2 million and no payments to the related party. The remaining reserved payment of $1.6 million as of March 31, 2019 was included within other liabilities and related party liabilities in the Unaudited Condensed Consolidated Balance Sheets. See Note 14 for further discussion of related party transactions.
When our first lien net leverage ratio is above 1.50 to 1.00, we are subject to a quarterly commitment fee at a per annum rate of 0.50% on the daily unused amount of the revolving loan facility, inclusive of the aggregate amount available to be drawn under letters of credit, of which $10.0 million was available, but unused, as of March 31, 2019. This rate is reduced to 0.375% for any quarterly period in which our first lien net leverage ratio is equal to or below 1.50 to 1.00. During the three months ended March 31, 2019 and 2018, we recognized $94 and $125, respectively, of commitment fees within interest expense in the Unaudited Condensed Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

Key details of the term loan are as follows:

	March 31, 2019	December 31, 2018
Term loan, face value(1)	$396,000	$397,000
Unamortized debt discount(2)	(3,574)	(3,728)
Unamortized debt issuance costs(2)	(6,183)	(6,450)
Term loan	$386,243	$386,822

(1)	The principal balance of the term loan is scheduled to be repaid on a quarterly basis at an amortization rate of 0.25% per quarter through December 31, 2024, with the balance due at maturity.

(2)
For the three months ended March 31, 2019 and 2018, debt discount of $154 and $128, respectively, and debt issuance costs of $267 and $289, respectively, were amortized into interest expense in the Unaudited Condensed Consolidated Statements of Operations.

Covenants
We were in compliance with all covenants, both financial and non-financial, as of March 31, 2019 and December 31, 2018.
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
Note 8. Other Liabilities
The following table details the components of other liabilities in the Unaudited Condensed Consolidated Balance Sheets as of the dates indicated.

	March 31, 2019	December 31, 2018
Transaction processing liabilities	$15,697	$4,958
Servicing liabilities(1)	3,197	3,016
Distributions payable(2)	8,247	10,066
Tax related liabilities(3)	4,736	4,412
Deferred lease liabilities(4)	—	2,489
Accruals and other liabilities	12,525	10,736
Total other liabilities	$44,402	$35,677

(1)	We elected the fair value method to account for our servicing liabilities. Refer to Note 3 for additional information on servicing liabilities.

(2)	Related party distributions payable are not included in this balance, but rather are included within related party liabilities.

(3)
Tax related liabilities include a liability for uncertain tax positions and certain taxes payables related to the Reorganization Transactions. Refer to Note 12 for additional information on tax related liabilities.

(4)
Deferred lease liabilities were calculated in accordance with legacy lease guidance in ASC 840, Leases, for the amount presented as of December 31, 2018. Under the new lease guidance codified in ASC 842, Leases, which we adopted on January 1, 2019, we recorded operating lease liabilities separately on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2019. See Note 1 and Note 13 for additional information on our lease accounting.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As of March 31, 2019, GreenSky, Inc. had 62,151,547 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of Holdco Units. Adjusted for unvested Holdco Units, GreenSky, Inc. had a 34.0% economic ownership interest in GS Holdings as of March 31, 2019.
Note 10. Stockholders Equity (Deficit)
Treasury Stock
As of March 31, 2019, there were 9,018,839 shares of Class A common stock held in treasury, including purchases of 8,962,655 shares of Class A common stock at a cost of $94.8 million and 56,184 shares associated with forfeited restricted Class A common stock awards. There were no reissuances of treasury shares during the three months ended March 31, 2019.
Warrant Exercises
In January 2019, a warrant issued in January 2014 for 1,304,640 Holdco Units was fully exercised on a cashless basis, which resulted in the issuance of 1,180,163 Holdco Units and an equal number of shares of Class B common stock.
Distributions
During the three months ended March 31, 2019 and 2018, we paid tax distributions of $0.9 million and $18.1 million, respectively.
In May 2018, we declared a special operating distribution of $26.2 million, of which $0.1 million was paid in cash during the three months ended March 31, 2019. The remaining portion of the declared distribution will be paid in stages upon vesting events and is recorded within related party liabilities ($0.2 million) and other liabilities ($0.8 million) in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019.
In December 2017, we declared a $160.0 million special cash distribution to GS Holdings unit holders and holders of profits interests. During the three months ended March 31, 2019, we made distributions of $0.5 million. The remaining unpaid portion of the declared distribution of $2.0 million as of March 31, 2019 is recorded within other liabilities in the Unaudited Condensed Consolidated Balance Sheets.
See Note 7 for discussion of distributions using the proceeds from our borrowings and see Note 14 for discussion of unpaid distributions owed to related parties.
Note 11. Share-Based Compensation
Historical information prior to the Reorganization Transactions has been restated below to account for a 10 to 1 stock split that occurred immediately prior to the IPO in connection with the Reorganization Transactions. Information presented for the three months ended March 31, 2019 represents activity subsequent to the Reorganization Transactions and IPO, and information presented for the three months ended March 31, 2018 represents activity prior to the Reorganization Transactions and IPO.
We recorded share-based compensation expense of $2,665 and $1,001 for the three months ended March 31, 2019 and 2018, respectively, which is included within compensation and benefits expense in the Unaudited Condensed Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

Class A Common Stock Options
Class A common stock option ("Options") activity was as follows during the periods indicated:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018

	Number of Options	Weighted Average Exercise Price	Number of Options
Outstanding at beginning of period	8,053,292	$5.25	9,821,890
Granted(1)	1,290,012	12.55	340,000
Exercised(2)	(267,507)	1.63	—
Forfeited	(42,000)	13.30	(250,000)
Outstanding at end of period(3)	9,033,797	6.36	9,911,890
Exercisable at end of period(3)(4)	5,489,403	$2.04	7,346,430

(1)	Weighted average grant date fair value of Options granted during the three months ended March 31, 2019 and 2018 was $3.80 and $4.88, respectively.

(2)
The total intrinsic value of Options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, during the three months ended March 31, 2019 was $1,715. Employees paid $174 during the three months ended March 31, 2019 to the Company to exercise Options, which resulted in the issuance of 23,004 shares of Class A common stock. In addition, the Company paid withholding taxes of $576 during the three months ended March 31, 2019 related to cashless Option exercises, which resulted in the issuance of 104,423 shares of Class A common stock. There were no Options exercised during the three months ended March 31, 2018.

(3)	The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of the date indicated:

March 31, 2019
Aggregate intrinsic value (in millions)
Options outstanding	$35.8
Options exercisable	$31.9
Weighted average remaining term (in years)
Options outstanding	6.0
Options exercisable	4.2

(4)	The total fair value, based on grant date fair value, of Options that vested during the three months ended March 31, 2019 and 2018 was $444 and $166, respectively.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

Profits Interests
As part of the Reorganization Transactions, profits interests were replaced with Holdco Units, which remain subject to the same service vesting requirements as the original profits interests. Therefore, there was no profits interests activity during the three months ended March 31, 2019. Profits interests activity was as follows during the period indicated:

Three Months Ended March 31, 2018

Number of Profits Interests
Outstanding at beginning of period	14,061,530
Granted(1)	2,920,000
Forfeited	(800,000)
Outstanding at end of period(2)	16,181,530

(1)	Weighted average grant date fair value of profits interests granted during the three months ended March 31, 2018 was $4.47.

(2)	The total fair value based on grant date fair value of profits interests that vested during the three months ended March 31, 2018 was $57.
Unvested Holdco Units
As part of the Reorganization Transactions and IPO, outstanding profits interests in GS Holdings were converted into vested and unvested Holdco Units based on the prevailing profits interests thresholds and the IPO price of $23.00 per share. The converted Holdco Units remain subject to the same service vesting requirements as the original profits interests and are not subject to post-vesting restrictions. Unvested Holdco Units activity was as follows during the period indicated:

	Three Months Ended March 31, 2019

	Number of Holdco Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	2,514,856	$23.00
Granted	—	—
Forfeited	(21,000)	23.00
Vested(1)	(504,105)	23.00
Unvested at end of period	1,989,751	$23.00

(1)	The total fair value, based on grant date fair value, of previously unvested Holdco Units that vested during the three months ended March 31, 2019 was $11,594.
Restricted Stock Awards
As part of the Reorganization Transactions and IPO, outstanding profits interests in GS Holdings were converted into vested and unvested Class A common stock awards based on the prevailing profits interests thresholds and the IPO price of $23.00 per share. The converted unvested Class A common stock awards are subject to the same service vesting requirements as the original profits interests and are not subject to post-vesting restrictions.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

Subsequent to the Reorganization Transactions and IPO, we granted restricted stock awards in the form of unvested Class A common stock to certain employees that vest ratably over a three or four-year period based on continued employment at the Company and to certain non-employee directors that vest one year from grant date based on continued service on the Company's Board of Directors. Unvested Class A common stock award activity was as follows during the period indicated:

	Three Months Ended March 31, 2019

	Class A common stock	Weighted Average Grant Date Fair Value
Unvested at beginning of period	454,561	$19.08
Granted	1,393,480	12.55
Forfeited(1)	(44,434)	20.07
Vested(2)	(35,989)	23.00
Unvested at end of period	1,767,618	$13.83

(1)	Forfeited shares of unvested Class A common stock associated with restricted stock awards are held in our treasury stock account. Refer to Note 10 for additional information on our treasury stock.

(2)	The total fair value, based on grant date fair value, of previously unvested Class A common stock awards that vested during the three months ended March 31, 2019 was $828.
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
The Company’s effective tax rate for the three months ended March 31, 2019 was (8.7)%, and the Company recorded $595 of income tax benefit for the three months ended March 31, 2019. The Company’s effective tax rate for the three months ended March 31, 2019 was less than our combined federal and state statutory tax rate of 23.7%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests. Further, the effective tax rate for the three months ended March 31, 2019 includes the tax effect of warrant exercises and stock-based compensation deductions, which are required to be recorded discretely in the interim period in which those items occur. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax; therefore, the effective tax rate can vary from period to period. Prior to the Reorganization Transactions, GS Holdings' earnings were completely exempt from federal corporate income taxation. The results from the three months ended March 31, 2018 do not reflect income tax expense because, prior to the Reorganization Transactions, the consolidated GS Holdings pass-through entity was not subject to federal income tax.
As of March 31, 2019 and December 31, 2018, the total liability related to uncertain tax positions was $3.4 million and $3.4 million, respectively. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were immaterial as of March 31, 2019, and therefore did not impact the effective income tax rate. The Company anticipates that the liability for unrecognized tax benefits could decrease by up to $3.4 million within the next twelve months due to the Company filing a non-automatic method change with the Internal Revenue Service.
Deferred tax assets, net of $337.8 million and $307.0 million as of March 31, 2019 and December 31, 2018, respectively, relate primarily to the basis difference in our investment in GS Holdings. This basis difference arose primarily as a result of the Reorganization Transactions, the IPO and subsequent exchanges of Class B common stock for Class A common stock.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

As of March 31, 2019, we concluded based on the weight of all available positive and negative evidence that all of our deferred tax assets are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
On May 23, 2018, we entered into a tax receivable agreement ("TRA") that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of GS Holdings resulting from any redemptions or exchanges of Holdco Units and from our acquisition of the equity of certain of the Former Corporate Investors, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the "TRA Payments"). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in GS Holdings or us. The rights of each member of GS Holdings that is a party to the TRA are assignable to transferees of their respective Holdco Units. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable.
As of March 31, 2019, the Company had a liability of $286.6 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2019, we did not make any payments, inclusive of interest, to members of GS Holdings pursuant to the TRA.
Note 13. Commitments, Contingencies and Guarantees
Commitments
Leases
As discussed in Note 1, we adopted the provisions of ASU 2016-02 as of January 1, 2019. Periods subsequent to this adoption date are presented and disclosed in accordance with ASC 842, Leases, while comparative periods continue to be presented and disclosed in accordance with legacy guidance in ASC 840, Leases.
In accordance with ASC 842, we determine if an arrangement is or contains a lease at inception of the contract. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We primarily lease our premises under multi-year, non-cancelable operating leases. Operating leases are included in operating lease ROU assets and operating lease liabilities in our Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2019, we did not have any finance leases.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU assets are increased by any prepaid lease payments and are reduced by any unamortized lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Base

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

rent is subject to rent escalations on each annual anniversary from the lease commencement dates. Lease expense for lease payments, including any step rent provisions specified in the lease agreements, is recognized on a straight-line basis over the lease term and is included within property, office and technology and related party expenses in the Unaudited Condensed Consolidated Statements of Operations. Lease expense was $811 and $744 for the three months ended March 31, 2019 and 2018, respectively. See Note 14 for additional information regarding office space leased from a related party.
Our operating leases have terms expiring from 2021 through 2024, exclusive of renewal option periods. Our leases contain renewal option periods ranging from five to fifteen years from the expiration dates. One lease also contains a termination option in 2023. These options were not recognized as part of our operating lease ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to exercise these options. However, in our normal course of business, we expect our leases to be renewed, amended or replaced by other leases.
As of March 31, 2019, we had operating leases for expanded premises to existing leases that had not yet commenced. These operating leases will commence during 2019 with lease terms of approximately three to five years. As applicable, these leases also extend the terms of the existing leases to run coterminously with the expanded premises. The future undiscounted lease payments for these leases total approximately $3,587.
The components of lease expense and supplemental cash flow information related to our operating leases were as follows for the period indicated.

Three Months Ended March 31, 2019
Lease expense
Operating lease cost	$811
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$956
Supplemental balance sheet information related to our operating leases was as follows as of the date indicated.

March 31, 2019
Operating lease ROU assets	$10,657
Operating lease liabilities	13,325
Weighted average remaining lease term (in years)	3.9
Weighted average discount rate	5.7%

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

For the periods presented, maturities of operating lease liabilities as of the date indicated and a reconciliation of the total undiscounted cash flows to the operating lease liabilities in the Unaudited Condensed Consolidated Balance Sheets, were as follows in accordance with ASC 842:

March 31, 2019
Remainder of 2019	$2,594
2020	3,813
2021	3,904
2022	2,926
2023	1,238
Thereafter	542
Total lease payments	$15,017
Less: imputed interest	(1,692)
Operating lease liabilities	$13,325
Future minimum lease payments under leases entered into as of the date indicated (inclusive of leases that had not yet commenced) were as follows for the years presented in accordance with ASC 840:

December 31, 2018
2019	$3,871
2020	4,073
2021	4,173
2022	3,087
2023	1,238
Thereafter	542
Total minimum lease payments	$16,984
Covenants
Our transaction processor and some Bank Partners impose financial covenants upon our wholly owned subsidiary, GSLLC. As of March 31, 2019 and December 31, 2018, GSLLC was in compliance with all financial covenants. See Note 7 to the Unaudited Condensed Consolidated Financial Statements for discussion of financial and non-financial covenants associated with our borrowings.
Other Commitments
As of March 31, 2019 and December 31, 2018, the outstanding open and unused line of credit on approved loan receivables held for sale was $2.4 million and $3.0 million, respectively, for which we did not record a provision in the Unaudited Condensed Consolidated Financial Statements.
For certain Bank Partners, we maintain a restricted cash balance based on a contractual percentage of the total interest billed on outstanding deferred interest loans that are within the promotional period less previous FCR on such outstanding loans. As of March 31, 2019 and December 31, 2018, restricted cash in the Unaudited Condensed Consolidated Balance Sheets includes $56.4 million and $49.8 million, respectively, associated with these arrangements.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

Further, from time to time, we place Bank Partner loans on non-accrual and non-payment status (“Pended Status”) while we investigate consumer loan balance inquiries, which may arise from disputed charges related to work performed by third-party merchants. As of March 31, 2019, Bank Partner loan balances in Pended Status were $16.5 million. While it is management’s expectation that most of these loan balance inquiries will be resolved without incident, in certain instances we may determine that it is appropriate for the Company to permanently reverse the loan balance and assume the economic responsibility for the loan balance itself. We record a liability for these instances. As of March 31, 2019, our liability for potential Pended Status future losses was $5.5 million.
Legal Proceedings
From time to time, we may become a party to civil claims and lawsuits in the ordinary course of business.
IPO Litigation
The Company and certain of its officers and directors, together with certain underwriters of the Company’s IPO, were named in six putative class actions filed in the Supreme Court of the State of New York, all of which actions have been consolidated (In Re GreenSky, Inc. Securities Litigation (Consolidated Action), Index No. 655626/2018 (N.Y. Sup. Ct.) (the “State Case”)), and in two putative class actions filed in the United States District Court for the Southern District of New York, both of which actions also have been consolidated (In Re GreenSky, Inc. Securities Litigation (Consolidated Action), Case No. 1:2018-cv-11071-PAE (S.D.N.Y.) (the “Federal Case” and, together with the State Case, the “Consolidated Cases”)).
The Company and its officers and directors named in the Consolidated Cases intend to defend themselves vigorously in all respects in regard thereto. Under certain circumstances, the Company may be obligated to indemnify some or all of the other defendants in the Consolidated Cases. As the Company has not determined the likelihood of loss with respect to the Consolidated Cases to be probable, the Company has not recorded any liability as of March 31, 2019 with respect to either of such actions.
It is our policy to recognize legal fees as they are incurred when legal services are provided within general and administrative expense in our Unaudited Condensed Consolidated Statements of Operations. As it relates to ongoing legal proceedings, we estimate the aggregate range of reasonably possible losses in excess of amounts previously recognized and inclusive of additional potential legal fees to be up to approximately $4.6 million.
Financial Guarantees
Under the terms of the contracts with our Bank Partners, a contractual percentage of the Bank Partners’ monthly originations and month-end outstanding portfolio balance is held and maintained in restricted, interest-bearing escrow accounts to serve as limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses. The Company’s maximum exposure to Bank Partner portfolio credit losses is limited to the contractual restricted cash balance, which was $102.4 million as of March 31, 2019. The recorded fair value of the financial guarantee related to these contracts was $1.3 million as of March 31, 2019, which was recorded within other liabilities in the Unaudited Condensed Consolidated Balance Sheets. Recorded financial guarantees are typically settled within one year of the initial measurement of the liabilities. In determining the measured liabilities, we consider a variety of factors, including historical experience and management’s expectations of current customer delinquencies converting into Bank Partner portfolio losses. We do not expect to directly recover any losses associated with this financial guarantee.
Note 14. Related Party Transactions
Leases
We lease office space from a related party under common management control for which lease expense is recognized within related party expenses in the Unaudited Condensed Consolidated Statements of Operations and for which operating lease right-of-use assets and operating lease liabilities are recognized within those respective line items in the Unaudited Condensed Consolidated Balance Sheets. Total operating lease expense related to this office space was $437 and $372 for the three months ended March 31, 2019 and 2018, respectively. Operating lease

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

ROU assets and operating lease liabilities related to this office space were $6.2 million and $7.2 million, respectively, as of March 31, 2019.
Contractual and Other Arrangements
In August 2018, we entered into an agreement in which an unrelated third party acted as a placement agent in connection with certain Charged-Off Receivables transfers and received a fee from us based on the proceeds received from such transfers. In performing these services, the third party agreed to use an affiliate of a member of the Board of Directors and, as such, we determined this arrangement to be related party in nature. In December 2018, the unrelated third party assigned its role in the agreement to the affiliate entity itself; therefore, the arrangement remains a related party transaction. We incurred expenses related to this arrangement of $99 during the three months ended March 31, 2019, which is presented within related party expenses in the Unaudited Condensed Consolidated Statements of Operations. There is no payable related to this arrangement as of March 31, 2019 and December 31, 2018.
We entered into non-interest bearing loan agreements with certain non-executive employees for which the remaining outstanding balances are forgiven ratably over designated periods based on continual employment with the Company. As of March 31, 2019 and December 31, 2018, the remaining outstanding balances on these loan agreements were $125 and $142, respectively, which are presented within related party receivables in the Unaudited Condensed Consolidated Balance Sheets.
There were no equity-based payments to non-employees that resulted in related party expenses during the three months ended March 31, 2019 and 2018.
Distributions
In May 2018, we declared a special operating distribution of $26.2 million, which resulted in a related party payable of $1.2 million. The unpaid portion of the related party distribution of $0.2 million was recorded within related party liabilities in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019 and will be paid in stages upon vesting events.
In May 2018, we used the net proceeds from the issuance of our modified term loan to provide for distributions to certain equity holders and a related party prior to the Company's IPO. During the three months ended March 31, 2019, we made no payments to the related party. The unpaid portion of the related party reserved payment of $0.1 million was recorded within related party liabilities in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019.
In August 2017, we incurred fees of $2.6 million due to an affiliate of one of the members of the board of managers in connection with finalizing our August 2017 term loan transaction. These costs were not directly attributable to the original term loan and were, therefore, expensed as incurred rather than deferred against the term loan balance. The unpaid portion of these fees of $0.5 million as of March 31, 2019, were recorded within related party liabilities in the Unaudited Condensed Consolidated Balance Sheets.
Financing Partner Arrangement
In June 2018, the outstanding receivables owned by affiliates of two members of our current Board of Directors pursuant to a November 2016 agreement were sold to a Bank Partner, which is not a related party, and continue to be serviced by us. In connection with that receivable sale, the related party financing partners ended this servicing agreement with us. As of March 31, 2019 and December 31, 2018, we no longer have any such related party arrangements.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

Unaudited Condensed Consolidated Statements of Operations effects associated with our related party financing partners were as follows during the period indicated.

Three Months Ended March 31, 2018
Servicing and other	$28
Related party expenses(1)	211

(1)	Expenses incurred related to related party financing partner credit losses.
Note 15. Segment Reporting
We conduct our operations through a single operating segment and, therefore, one reportable segment. There are no significant concentrations by state or geographical location, nor are there any significant individual customer concentrations by balance.
Note 16. Variable Interest Entities
Upon completion of our IPO, GreenSky, Inc. became the managing member of GS Holdings with 100% of the management and voting power in GS Holdings. In its capacity as managing member, GreenSky, Inc. has the sole authority to make decisions on behalf of GS Holdings and bind GS Holdings to agreements. Further, GS Holdings maintains separate capital accounts for its investors as a mechanism for tracking earnings and subsequent distribution rights. Accordingly, management concluded that GS Holdings is a limited partnership or similar legal entity as contemplated in ASC 810, Consolidation.
Further, management concluded that GreenSky, Inc. is GS Holdings' primary beneficiary based on two conditions. First, GreenSky, Inc., in its capacity as managing member with sole voting rights, has the power to direct the activities of GS Holdings that most significantly impact its economic performance, including selecting, terminating and setting the compensation of management responsible for implementing GS Holdings' policies and procedures, as well as establishing the strategic, operating and capital decisions of GS Holdings in the ordinary course of business. Second, GreenSky, Inc. has an obligation to absorb potential losses of GS Holdings or the right to receive potential benefits from GS Holdings in proportion to its equity interest, which was 34.0% as of March 31, 2019, after adjusting for unvested Holdco Units. Management considers this exposure to be significant to GS Holdings. As the primary beneficiary, GreenSky, Inc. consolidates the results of GS Holdings for financial reporting purposes under the variable interest consolidation model guidance in ASC 810.
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
Below are tabular disclosures that provide insight into how GS Holdings affects GreenSky, Inc.’s financial position, performance and cash flows. Prior to the IPO and Reorganization Transactions, GreenSky, Inc. did not have any variable interest in GS Holdings.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

The following table presents the balances related to GS Holdings that are included in the Unaudited Condensed Consolidated Balance Sheets, as well as GreenSky, Inc.'s interest in the variable interest entity at the dates indicated.

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$258,772	$294,364
Restricted cash	174,860	155,109
Loan receivables held for sale, net	1,999	2,876
Accounts receivable, net	18,073	15,400
Related party receivables	125	142
Property, equipment and software, net	12,156	10,232
Operating lease right-of-use assets	10,657	—
Other assets	7,646	7,448
Total assets	$484,288	$485,571

Liabilities and Members Equity (Deficit)
Liabilities
Accounts payable	$19,764	$5,357
Accrued compensation and benefits	3,032	8,484
Other accrued expenses	2,239	1,015
Finance charge reversal liability	149,598	138,589
Term loan	386,243	386,822
Related party liabilities	825	825
Operating lease liabilities	13,325	—
Other liabilities	39,665	31,264
Total liabilities	614,691	572,356

Members Equity (Deficit)
Equity (deficit) attributable to Continuing LLC Members	(86,835)	(60,349)
Equity (deficit) attributable to GreenSky, Inc.	(43,568)	(26,436)
Total members equity (deficit)	(130,403)	(86,785)
Total liabilities and members equity (deficit)	$484,288	$485,571
The following table reflects the impact of consolidation of GS Holdings into the Unaudited Condensed Consolidated Statements of Operations for the period indicated.

Three Months Ended March 31,
2019
Total revenue	$103,700
Total costs and expenses	92,212
Operating profit	11,488
Total other income/(expense), net	(4,682)
Net income	$6,806

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data, unless otherwise stated)

The following table reflects the cash flow impact of GS Holdings on the Unaudited Condensed Consolidated Statements of Cash Flows for the period indicated.

Three Months Ended March 31,
2019
Net cash provided by operating activities	$43,455
Net cash used in investing activities	(3,391)
Net cash used in financing activities	(55,905)

Net decrease in cash and cash equivalents and restricted cash	(15,841)
Cash and cash equivalents and restricted cash at beginning of period	449,473
Cash and cash equivalents and restricted cash at end of period	$433,632
Note 17. Subsequent Events
Treasury Stock
From April 1, 2019 through May 14, 2019, we purchased 99,383 shares of our Class A common stock at a cost of $1.3 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data and unless otherwise indicated)

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q, as well as the Audited Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2018 Form 10-K filed with the Securities and Exchange Commission on March 15, 2019. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under Part II, Item 1A “Risk Factors” in this Form 10-Q.
Organization
GreenSky, Inc. (or the "Company," "we" or "our") was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an initial public offering ("IPO") of its Class A common stock and certain Reorganization Transactions in order to carry on the business of GreenSky Holdings, LLC (“GS Holdings”) and its consolidated subsidiaries. GS Holdings, a holding company with no operating assets or operations, was organized in August 2017. On August 24, 2017, GS Holdings acquired a controlling interest in GreenSky, LLC ("GSLLC"), a Georgia limited liability company, which is an operating entity. Common membership interests of GS Holdings are referred to as "Holdco Units." See Note 1 to the Unaudited Condensed Consolidated Financial Statements in Item 1 herein for a detailed discussion of the Reorganization Transactions, as defined in that note, and the IPO.
Executive Summary
As of and for the three months ended March 31, 2019 relative to the same period in 2018, we achieved growth in active merchants, transaction volume and total revenue. Transaction volume (as defined below) was $1.2 billion during the three months ended March 31, 2019, representing an increase of 20% from $1.0 billion during the three months ended March 31, 2018. Active merchants totaled 15,745 as of March 31, 2019, representing an increase of 29% from 12,231 as of March 31, 2018. Our total revenue of $103.7 million during the three months ended March 31, 2019 increased by 22% from $85.3 million during the same period in 2018.
Our net income of $7.4 million during the three months ended March 31, 2019 decreased from $18.6 million during the same period in 2018. Our Adjusted EBITDA (as defined below) of $18.7 million during the three months ended March 31, 2019 decreased from $27.5 million during the same period in 2018. These reductions were primarily attributable to (i) the increase in the fair value change in FCR liability resulting from (a) growth in our loan servicing portfolio, (b) the combination of a higher mix of deferred interest loans and an increase in the annual percentage rate of deferred interest loans, (c) an increase in credit losses, and (d) an increase in contracted Bank Partner portfolio yields, and (ii) higher servicing, origination and operating expenses to support our growth and increased requirements as a public company.
Information regarding our use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP (as defined below) measure, is included in "Non-GAAP Financial Measures."
Seasonality. Our operating results can vary from quarter to quarter as a result of seasonality in consumer spending and payment patterns. Given that our home improvement vertical is a significant contributor to our overall revenue, our revenue growth generally is higher during the second and third quarters of the year as the weather improves, the residential real estate market becomes more active and consumers begin home improvement projects. During these periods, we tend to experience increased loan applications and, in turn, transaction volume. Conversely, our revenue growth generally slows during the first and fourth quarters of the year, as consumer spending on home improvement projects tends to slow leading up to the holiday season and through the winter months. As a result, growth in loan applications and transaction volume also tends to slow during these periods. The elective healthcare vertical is susceptible to seasonality during the fourth quarter of the year, as the licensed healthcare providers take more vacation time around the holiday season. During this period, the volume of elective healthcare procedures and our resulting revenue tend to slow relative to other periods throughout the year. Our seasonality trends may vary in the future as we introduce our program to new industry verticals and become less concentrated in the home improvement industry.
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
First Quarter 2019 Developments
Specific key developments and results from the first quarter 2019 include:

–
We achieved significant growth over the three months ended March 31, 2018 in each of our key business metrics of active merchants (29%), transaction volume (20%), loan servicing portfolio (34%) and cumulative consumer accounts (41%);

–	Our transaction volume from our elective healthcare industry vertical achieved 10% of total transaction volume during the three months ended March 31, 2019; and

–	We purchased 4.3 million additional shares of our Class A common stock at an incremental cost of $50.9 million under our share repurchase program, which are held in treasury.
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

	Three Months Ended March 31,
	2019	2018
Net income	$7,401	$18,604
Interest expense	6,243	5,591
Tax expense/(benefit)(1)	(498)	66
Depreciation and amortization	1,467	970
Equity-related expense(2)	2,668	1,005
Fair value change in servicing liabilities(3)	181	116
Transaction expenses(4)	—	1,123
Non-recurring expenses(5)	1,216	—
Adjusted EBITDA	$18,678	$27,475

(1)
Includes both corporate and non-corporate tax expense/(benefit). Non-corporate tax expense is included within general and administrative expenses in our Unaudited Condensed Consolidated Statements of Operations included in Item 1 herein. Prior to the IPO and Reorganization Transactions, we did not have any corporate income taxes.

(2) Includes equity-based compensation to employees and directors, as well as equity-based payments to non-employees.
(3) Includes the non-cash impact of the initial recognition of servicing liabilities and subsequent fair value changes in such servicing liabilities during the periods presented. See Note 3 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 herein for additional discussion of our servicing liabilities.

(4)	For the first three months of 2018, includes certain costs, such as legal and debt arrangement costs, related to our March 2018 term loan upsizing.

(5)
For the first three months of 2019, includes the following: (i) legal fees associated with IPO related litigation of $435, (ii) one-time tax compliance fees related to filing the final tax return for the Former Corporate Investors associated with the Reorganization Transactions of $160, and (iii) lien filing expenses related to certain Bank Partner solar loans of $621.

Further, we utilize Pro Forma Net Income, which we define as consolidated net income, adjusted for transaction and non-recurring expenses and incremental pro forma tax expense assuming all of our noncontrolling interests were subject to income taxation. Pro Forma Net Income is a useful measure because it makes our results more directly comparable to public companies that have the vast majority of their earnings subject to corporate income taxation. Pro Forma Net Income has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as net income. Some of the limitations of Pro Forma Net Income include:

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

	Three Months Ended March 31,
	2019	2018
Net income	$7,401	$18,604
Transaction expenses(1)	—	1,123
Non-recurring expenses(2)	1,216	—
Incremental pro forma tax expense(3)	(2,139)	(4,401)
Pro forma net income	$6,478	$15,326

(1)	For the first three months of 2018, includes certain costs, such as legal and debt arrangement costs, related to our March 2018 term loan upsizing.

(2)
For the first three months of 2019, includes the following: (i) legal fees associated with IPO related litigation of $435, (ii) one-time tax compliance fees related to filing the final tax return for the Former Corporate Investors associated with the Reorganization Transactions of $160, and (iii) lien filing expenses related to certain Bank Partner solar loans of $621.

(3)
Represents the incremental tax effect on net income, adjusted for transaction and non-recurring expenses, assuming that all consolidated net income was subject to corporate taxation at a full year effective tax rate of 19.25% for the three months ended March 31, 2019 and 22.3% for the three months ended March 31, 2018.

Business Metrics
We review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends, formulate plans and make strategic decisions, including the following.

	Three Months Ended March 31,
	2019	2018
Active Merchants
Number (at end of period)	15,745	12,231
Percentage increase	29%
Transaction Volume
Dollars (in millions)	$1,242	$1,033
Percentage increase	20%
Loan Servicing Portfolio
Dollars (in millions, at end of period)	$7,612	$5,693
Percentage increase	34%
Cumulative Consumer Accounts
Number (at end of period)	2,414,892	1,709,364
Percentage increase	41%
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

Loan Servicing Portfolio. We define our loan servicing portfolio as the aggregate outstanding consumer loan balance (principal plus accrued interest and fees) serviced by our platform at the date of measurement. Our loan servicing portfolio is an indicator of our servicing activities. The average loan servicing portfolio for the three months ended March 31, 2019 and 2018 was $7,477 million and $5,541 million, respectively.
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
Factors Affecting our Performance
Growth in Active Merchants and Transaction Volume. Growth trends in active merchants and transaction volume are highly significant variables affecting our revenue and financial results. Both factors influence the number of loans funded on our platform and, therefore, the fees that we earn and the per-unit cost of the services that we provide. Growth in active merchants and transaction volume depend on our ability to retain our existing platform participants, add new participants and expand to new industry verticals. To support our efforts to increase our network of merchants, we continue to expand our sales and marketing groups, which focus on merchant acquisition. Our sales and marketing team has collectively grown to 169 full-time-equivalents as of March 31, 2019 from 120 full-time-equivalents as of March 31, 2018.
Bank Partner Relationships and Commitments. Our ability to generate and increase transaction volume and expand our loan servicing portfolio is, in part, dependent both on retaining our existing Bank Partners and having them renew and expand their commitments and on adding new Bank Partners to increase funding capacity and replace non-renewing Bank Partners. Our failure to do so could materially and adversely affect our business and our ability to grow. A Bank Partner’s funding commitment has an initial multi-year term, after which the commitment is either renewed (typically on an annual basis) or expires. No assurance is given that any of the current funding commitments of our Bank Partners will be renewed. In that regard, Regions Bank, one of our Bank Partners, has indicated that it has made a strategic decision to reduce its use of indirect lending programs, and we currently do not anticipate renewing its funding commitment when it expires in the fourth quarter of this year. Less than $150 million of this $2 billion funding commitment was unused as of the date hereof, and we expect that this commitment will be fully funded or substantially fully funded when it expires. Based on our experience, we believe that, in the ordinary course of business, we will be able to replace this commitment well in advance of any need to add funding capacity.
As of March 31, 2019, we had maximum commitments of approximately $11.8 billion in the aggregate from our Bank Partners, of which approximately $4.5 billion was unused. Bank Partners' funding commitments are "revolving" and replenish as outstanding loans are paid off. As we add new Bank Partners, the use of their full commitments is contractually phased in over time.
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

•
With respect to deferred interest loans, we bill the consumer for interest throughout the deferred interest promotional period, but the consumer is not obligated to pay any interest if the loan is repaid in full before the end of the promotional period. We are obligated to remit this accumulated billed interest to our Bank Partners to the extent the loan principal balances are paid off within the promotional period (each event, a finance charge reversal or "FCR") even though the interest billed to the consumer is reversed. Our maximum FCR liability is limited to the gross amount of finance charges billed during the promotional period, offset by the collection of incentive payments from our Bank Partners during such period, proceeds received from transfers of previously charged-off loan receivables ("Charged-Off Receivables") and recoveries on unsold charged-off receivables. Our profitability is impacted by the difference between the cash collected from these items and the cash to be remitted on a future date to settle our FCR liability. Our FCR liability quantifies our expected future obligation to remit billed interest with respect to deferred interest loans.

•
If credit losses exceed an agreed-upon threshold, we make limited payments to our Bank Partners. Our maximum financial exposure is contractually limited to the escrow that we establish with each Bank Partner, which represented a weighted average target rate of 1.4% of the total outstanding loan balance as of March 31, 2019. Cash set aside to meet this requirement is classified as restricted cash in our Unaudited Condensed Consolidated Balance Sheets.

For further discussion of our sensitivity to the credit risk exposure of our Bank Partners, see Item 3 “Quantitative and Qualitative Disclosure About Market Risk—Credit risk” herein.
In 2020, our Bank Partners will become subject to a new reporting requirement, Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments),” which may affect how they reserve for losses on loans. It is not clear at this time what effect, if any, this new reporting requirement will have on our program.
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

Results of Operations Summary

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenue
Transaction fees	$84,048	$70,940	$13,108	18%
Servicing and other	19,652	14,386	5,266	37%
Total revenue	103,700	85,326	18,374	22%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	58,037	36,130	21,907	61%
Compensation and benefits	19,633	16,343	3,290	20%
Sales and marketing	1,203	828	375	45%
Property, office and technology	4,414	2,722	1,692	62%
Depreciation and amortization	1,467	970	497	51%
General and administrative	6,922	4,173	2,749	66%
Related party expenses	536	583	(47)	(8)%
Total costs and expenses	92,212	61,749	30,463	49%
Operating profit	11,488	23,577	(12,089)	(51)%
Other income/(expense), net	(4,682)	(4,973)	291	(6)%
Income before income tax expense/(benefit)	6,806	18,604	(11,798)	(63)%
Income tax expense/(benefit)	(595)	—	(595)	N/A
Net income	$7,401	$18,604	$(11,203)	(60)%
Less: Net income attributable to noncontrolling interests	4,502	N/A	N/A	N/A
Net income attributable to GreenSky, Inc.	$2,899	N/A	N/A	N/A

Earnings per share of Class A common stock(1)
Basic	$0.05	N/A
Diluted	$0.05	N/A

(1)
Basic and diluted earnings per share of Class A common stock are not applicable prior to the IPO and related Reorganization Transactions. See Note 2 to the Unaudited Condensed Consolidated Financial Statements in Item 1 herein for further information.

Three months ended March 31, 2019 and 2018
Total Revenue
Total revenue increased $18.4 million, or 22%, during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to an 18% increase in transaction fees, which was largely commensurate with a 20% increase in transaction volume period over period. The impact of higher transaction volume was slightly offset by price concessions for a significant merchant group, which reduced transaction fees by $3.5 million during the three months ended March 31, 2019 compared to $2.4 million offered to the same merchant group during the same period in 2018. Our transaction fees earned per dollar originated remained consistent in all material respects at 6.77% during the three months ended March 31, 2019 compared to 6.87% during the same period in 2018.
The 37% increase in servicing and other revenue during the three months ended March 31, 2019 compared to the same period in 2018 was primarily attributable to the 34% increase in our loan servicing portfolio. We earn fixed servicing fees from our Bank Partners on our loan servicing portfolio.

Cost of Revenue (exclusive of depreciation and amortization expense)

	Three Months Ended March 31,
	2019	2018
Origination related	$8,535	$6,241
Servicing related	10,737	8,379
Fair value change in FCR liability	38,765	21,510
Total cost of revenue (exclusive of depreciation and amortization expense)	$58,037	$36,130
Origination related
Origination related expenses typically include costs associated with our customer service staff that supports Bank Partner loan originations, credit and identity verification, loan document delivery, transaction processing and customer protection expenses.
Origination related expenses increased by 37% during the three months ended March 31, 2019 compared to the same period in 2018, which supported our 20% transaction volume growth. The drivers of the increase in origination related expenses were primarily an increase in customer protection expenses of $1.7 million (which are recognized when the Company determines that a merchant did not fulfill its obligation to the end consumer and compensates a Bank Partner for the applicable portion of the loan principal balance) and underwriting expenses.
Servicing related
Servicing related expenses are primarily reflective of the cost of our personnel (including dedicated call center personnel), printing and postage.
Servicing related expenses increased by 28% during the three months ended March 31, 2019 compared to the same period in 2018, which supported our 34% loan servicing portfolio growth, and are specifically reflective of increases in collections personnel period over period.
Fair value change in FCR liability
The following table reconciles the beginning and ending measurements of our FCR liability and highlights the activity that drove the fair value change in FCR liability included in our cost of revenue.

	Three Months Ended March 31,
	2019	2018
Beginning balance	$138,589	$94,148
Receipts	32,123	28,093
Settlements	(59,879)	(42,838)
Fair value changes recognized in cost of revenue	38,765	21,510
Ending balance	$149,598	$100,913

Further detail regarding our receipts is provided below.

	Three Months Ended March 31,
	2019	2018
Incentive payments (1)	$23,937	$22,065
Proceeds from Charged-Off Receivables transfers	7,355	4,979
Recoveries on unsold charged-off receivables (1)	831	1,049
Total receipts (2)	$32,123	$28,093

(1)	Represents recoveries on previously charged-off Bank Partner loans.

(2)
During the three months ended March 31, 2019 and 2018, we collected recoveries on previously charged-off and transferred Bank Partner loans of $5,081 and $3,219, respectively, on behalf of our Charged-Off Receivables investors, which are excluded from receipts, as they do not impact our fair value change in FCR liability.

The $17.3 million, or 80%, increase in the fair value change in FCR liability recognized in cost of revenue during the three months ended March 31, 2019 compared to the same period in 2018 was primarily a function of deferred interest product finance charges outpacing receipts. Billed finance charges on loans in promotional status totaled $190.9 million as of March 31, 2019 compared to $124.6 million as of March 31, 2018, an increase of 53%. Comparatively, receipts of $32.1 million during the three months ended March 31, 2019 increased only 14% from $28.1 million during the three months ended March 31, 2018. The higher growth rate in deferred interest product finance charges has led to a material change in expense period over period. Receipts did not rise proportionally with deferred interest billed finance charges primarily because of an increase in Bank Partner portfolio credit losses and an increase in the agreed upon Bank Partner portfolio yield in the three months ended March 31, 2019 compared to the same period in 2018 associated with rising interest rates.
Compensation and benefits
Compensation and benefits expense increased $3.3 million, or 20%, for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to increased headcount. Headcount for employees not included in cost of revenue averaged 485 in the three months ended March 31, 2019 compared to 384 in the same period in 2018, an increase of 26%. The headcount effect was partially offset by an incremental expense benefit of $0.9 million in the three months ended March 31, 2019 compared to the same period in 2018 related to an increase in capitalized internally-developed software.
Sales and marketing
Sales and marketing expense, which excludes compensation and benefits, increased $0.4 million, or 45%, during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to an increase in trade show attendance and advertising fees, as well as sales and marketing related travel expenses. We expect this trend to continue throughout the remainder of 2019.
Property, office and technology
Property, office and technology expense increased $1.7 million, or 62%, during the three months ended March 31, 2019 compared to the same period in 2018 primarily driven by increases of $0.8 million in hosting and software subscriptions, licensing, maintenance and support costs and $0.7 million associated with technology contractor and consulting expense.
Depreciation and amortization
Depreciation and amortization expense increased $0.5 million, or 51%, during the three months ended March 31, 2019, compared to the same period in 2018 primarily driven by increases over time in capitalized internally-developed software.
General and administrative
General and administrative expense increased $2.7 million, or 66%, during the three months ended March 31, 2019 compared to the same period in 2018 primarily related to professional fees for litigation associated with our IPO and other compliance matters of $1.3 million, as well as increases in accounting, advisory and insurance costs of $1.7 million, which were primarily costs associated with being a public company. The increase was further attributable to a $0.7 million increase in financial guarantee expense associated with Bank Partner loan credit performance. Additional increases were related to activities commensurate with a growing workforce, such as recruiting, travel, meals and entertainment, and dues and subscriptions expenses. These increases were offset by $1.1 million in third party costs, including legal and debt arrangement costs, incurred in the three months ended March 31, 2018 associated with our Amended Credit Agreement (as defined under "Borrowings" later in this Item 2).
Related party expenses
Related party expenses during the three months ended March 31, 2019 were largely consistent with the same period in 2018 primarily driven by a $0.1 million increase in related party rent expense and $0.1 million fees incurred in the three months ended March 31, 2019 to a placement agent in connection with certain Charged-Off Receivables transfers. These increases were offset by $0.2 million in financial guarantee expense in the 2018 period associated with a related party financing partner whose portfolio was sold in June 2018.
Other income/(expense), net
The $0.3 million decrease in other expense, net during the three months ended March 31, 2019 compared to the same period in 2018, was primarily due to the below:
Interest expense increased $0.7 million during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the higher average balance of our term loan in the 2019 period, as it was amended and upsized in March 2018. See Note 7 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 herein for additional information regarding our borrowings.
Interest and dividend income increased $0.3 million during the three months ended March 31, 2019 compared to the same period in 2018, which was reflective of $0.7 million higher interest and dividend income generated from cash and cash equivalents, offset by $0.4 million lower interest income from loan receivables held for sale, which was attributable to a significant decline period over period in average loan receivables held for sale.
Other losses declined $0.7 million during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to $0.9 million lower loan receivables held for sale charge-off expense.
Tax expense/(benefit)
Prior to the Reorganization Transactions and the IPO, the Company was not subject to corporate income taxation and, thus, did not have any corporate income tax expense in the three months ended March 31, 2018. Therefore, a comparison of the three months ended March 31, 2019 versus 2018 is not meaningful. The income tax benefit recorded during the three months ended March 31, 2019 reflects the tax benefit on the net earnings related to GreenSky, Inc.'s economic interest in GS Holdings.
Net income attributable to noncontrolling interests
Prior to the Reorganization Transactions and IPO, we did not account for noncontrolling interests and, thus, there was no noncontrolling interest in the three months ended March 31, 2018. Therefore, a comparison of the three months ended March 31, 2019 versus 2018 is not meaningful. Subsequent to the IPO, we attributed income to the Continuing LLC Members based on their economic interest in GS Holdings, which after adjusting for unvested units was 66% as of March 31, 2019.

Financial Condition Summary
The following table presents summarized Unaudited Condensed Consolidated Balance Sheets data as of the dates indicated.

	March 31, 2019	December 31, 2018	% Change
Cash and cash equivalents	$267,798	$303,390	(12)%
Restricted cash	174,860	155,109	13%
Loan receivables held for sale, net	1,999	2,876	(30)%
Accounts receivable, net	18,073	15,400	17%
Related party receivables	125	142	(12)%
Property, equipment and software, net	12,156	10,232	19%
Operating lease right-of-use assets	10,657	—	N/A
Deferred tax assets, net	337,758	306,979	10%
Other assets	9,299	8,777	6%
Total assets	$832,725	$802,905	4%

Accounts payable	$19,764	$5,357	269%
Accrued compensation and benefits	3,032	8,484	(64)%
Other accrued expenses	2,239	1,015	121%
Finance charge reversal liability	149,598	138,589	8%
Term loan	386,243	386,822	—%
Tax receivable agreement liability	286,557	260,901	10%
Related party liabilities	825	825	—%
Operating lease liabilities	13,325	—	N/A
Other liabilities	44,402	35,677	24%
Total liabilities	905,985	837,670	8%
Total equity (deficit)	(73,260)	(34,765)	111%
Total liabilities and equity (deficit)	$832,725	$802,905	4%
Changes in the composition and balance of our assets and liabilities as of March 31, 2019 compared to December 31, 2018 were principally attributable to accounts payable, the FCR liability, the impacts of the TRA and the impact of our January 1, 2019 adoption of ASU 2016-02, Leases, which resulted in our recognition of operating lease right-of-use assets and operating lease liabilities as of March 31, 2019. See Note 1 and Note 13 to the Unaudited Condensed Consolidated Financial Statements in Item 1 herein for further discussion of our lease accounting.
The accounts payable increase was primarily due to payables associated with price concessions to a significant merchant group that are typically paid in the first quarter, as well as monthly settlements with Bank Partners related to their portfolio activity.
The FCR liability increase was indicative of an increase in deferred interest loan originations in the 2019 period compared to the 2018 period and of deferred interest loan finance charges outpacing receipts during the 2019 period relative to the 2018 period. This activity is analyzed in further detail throughout this Item 2.
The increase in deferred tax assets was a result of exchanges of Holdco Units by Continuing LLC Members during the three months ended March 31, 2019. Further, there was an associated increase in the tax receivable agreement liability for 85% of the expected tax benefit realized from these Holdco Unit exchanges.
Total equity decreased primarily due to our Class A common stock purchases of $50.9 million, which are held in treasury. This decrease was offset by the impact of deferred tax adjustments of $4.5 million, which were related to additional Class B common stock exchanges and net income of $7.4 million during the three months ended March 31, 2019.

Liquidity and Capital Resources
We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including GS Holdings and GSLLC, which distributions may be restricted as a result of regulatory restrictions, state law regarding distributions by a limited liability company to its members, or contractual agreements, including agreements governing their indebtedness. For a discussion of those restrictions, refer to Part II, Item 1A. "Risk Factors – Risks Related to Our Organizational Structure."
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
Our principal source of liquidity is cash generated from operations. Our historical results indicate some variability in our operating cash flows, primarily due to the timing of purchases and subsequent sales of loan receivables held for sale. Our transaction fees are the most substantial source of our cash flows and follow a relatively predictable, short cash collection cycle. Our short-term liquidity needs primarily include setting aside restricted cash for Bank Partner escrow balances and interest payments on GS Holdings' Credit Facility, which consists of the term loan and revolving loan facility under the Amended Credit Agreement, as defined and discussed in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Item 1 herein. Further, in the near term, we expect our capital expenditures to be small relative to our unrestricted cash balance. We do not anticipate any major capital expenditures, nor are there any material trends (other than our FCR liability settlements discussed below) that would have an unfavorable impact on our capital resources. We currently generate sufficient cash from our operations to meet these short-term needs. In addition, in the future we could use cash from our operations to purchase material amounts of loan receivables held for sale. Finally, we expect to use cash for FCR liability settlements, which are not fully funded by the incentive payments we receive from our Bank Partners. Our $100 million revolving loan facility is available to supplement our cash flows from operating activities in satisfying our short-term liquidity needs.
Our most significant long-term liquidity need involves the repayment of our term loan upon maturity in March 2025, which assuming no prepayments, will have an expected remaining unpaid principal balance of $373 million. We anticipate that our significant cash generated from operations will allow us to service this debt both for quarterly principal repayments and the balloon payment at maturity. Should operating cash flows be insufficient for this purpose, we will pursue other financing options. We have not made any material commitments for capital expenditures other than those disclosed in the "Contractual Obligations" table in Part II, Item 7 of our 2018 Form 10-K, which did not change materially during the three months ended March 31, 2019.
Recent material changes in the Company's capital structure included:
First Quarter 2019
During the three months ended March 31, 2019, we purchased 4.3 million shares of Class A common stock at a cost of $50.9 million under our share repurchase program, which are held in treasury.

Cash flows
We prepare our Unaudited Condensed Consolidated Statements of Cash Flows using the indirect method, under which we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income, but may not result in actual cash receipts or payments during the period. The following table provides a summary of our operating, investing and financing cash flows for the periods indicated.

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$43,455	$35,548
Net cash used in investing activities	$(3,391)	$(792)
Net cash provided by/(used in) financing activities	$(55,905)	$30,584
Cash and cash equivalents and restricted cash totaled $442.7 million as of March 31, 2019, a decrease of $15.8 million from December 31, 2018. Restricted cash, which had a balance of $174.9 million as of March 31, 2019 compared to a balance of $155.1 million as of December 31, 2018, is not available to us to fund operations or for general corporate purposes. Cash flow activities for the three months ended March 31, 2019 consisted of $43.5 million of cash generated from operations, partially offset by $3.4 million of cash used for investing activities and $55.9 million of cash used for financing activities. Financing activity outflows were highlighted by purchases of our Class A common stock and distributions to members.
Our restricted cash balances as of March 31, 2019 and December 31, 2018 were comprised of three components: $102.4 million and $98.3 million, respectively, which represented the amounts that we have escrowed with Bank Partners as limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses; $56.4 million and $49.8 million, respectively, which represented an additional restricted cash balance that we maintained for certain Bank Partners related to our FCR liability; and $16.1 million and $7.0 million, respectively, which represented certain custodial in-transit loan funding and consumer borrower payments that we were restricted from using for our operations. The restricted cash balances related to our FCR liability and our custodial balances are not included in our evaluation of restricted cash usage, as these balances are not held as part of a financial guarantee arrangement. See Note 13 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 herein for additional information on our restricted cash held as escrow with Bank Partners.
Cash provided by operating activities
Cash flows provided by operating activities were $43.5 million during the three months ended March 31, 2019 compared to $35.5 million during the same period in 2018. Net income of $7.4 million and $18.6 million for the 2019 and 2018 periods, respectively, was adjusted for certain non-cash items of $4.0 million and $2.4 million, respectively, which were predominantly related to depreciation and amortization, equity-based expense, fair value changes in our servicing liabilities and deferred tax expense/(benefit).
Primary sources of operating cash during the three months ended March 31, 2019 and 2018 were earnings, increases in our FCR liability of $11.0 million and $6.8 million, respectively, and increases in accounts payable of $14.7 million and $5.0 million, respectively. The increases in our FCR liability were largely related to growth in deferred interest loan originations. The increases in accounts payable were largely driven by Bank Partner settlements related to their portfolio activity and payables for price concessions to a significant merchant group. The change in other liabilities contributed to an additional $8.4 million source of cash in the three months ended March 31, 2019 primarily driven by the timing of transaction processing liability settlements, compared to a $4.4 million use of cash in the 2018 period primarily driven by the settlement of our 2017 performance year annual bonus, which was accrued as of December 31, 2017 and paid in the first quarter 2018.
Loan receivables held for sale provided a source of cash of $0.9 million and $6.3 million in the three months ended March 31, 2019 and 2018, respectively. The reduced activity in the current year was related to the continued expansion of our Bank Partner network and modification of their credit policies.

Cash used in investing activities
Detail of the cash used in investing activities is included below for each period (dollars in millions).

	Three Months Ended March 31,
	2019	2018
Software	$2.3	$0.4
Computer hardware	0.7	0.1
Leasehold improvements	0.2	0.1
Furniture	0.2	0.2
Purchases of property, equipment and software	$3.4	$0.8
We had net cash used in investing activities of $3.4 million during the three months ended March 31, 2019 compared to $0.8 million for the same period in 2018. The higher spend in the 2019 period was primarily related to an increase in capitalized costs associated with various internally-developed software projects, such as mobile application development and transaction processing, as well as an increase in hardware costs primarily associated with our growing infrastructure needs.
Cash provided by/(used in) financing activities
Our financing activities in the periods presented consisted of equity and debt related transactions and distributions. GS Holdings makes tax distributions based on the estimated tax payments that its members are expected to have to make during any given period (based upon various tax rate assumptions), which are typically paid in January, April, June and September of each year.
We had net cash used in financing activities of $55.9 million during the three months ended March 31, 2019 compared to net cash provided by financing activities of $30.6 million during the same period in 2018. In the 2019 period, our uses of cash were primarily related to our Class A common stock purchases of $51.0 million, distributions of $2.7 million and repayments of the principal balance of our term loan (net of original issuance discount) of $1.0 million. Equity activity consisting of Class B common stock exchanges and option exercises resulted in a net use of cash of $1.1 million.
In the 2018 period, we contemporaneously settled the $349.1 million outstanding principal balance on our original term loan with the issuance of a $400.0 million modified term loan, net of an original issuance discount of $1.0 million. These net proceeds were offset by distributions of $19.3 million.
Borrowings
See Note 7 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 herein for further information about our borrowings, including the use of term loan proceeds.
On March 29, 2018, GS Holdings amended its August 25, 2017 Credit Agreement ("Amended Credit Agreement”). The Amended Credit Agreement provided for a $400.0 million term loan, the proceeds of which were used, in large part, to settle the outstanding principal balance on the $350.0 million term loan previously executed under the Credit Agreement in August 2017, and includes a $100.0 million revolving loan facility. The revolving loan facility also includes a $10.0 million letter of credit. The Credit Facility is guaranteed by GS Holdings’ significant subsidiaries, including GSLLC, and is secured by liens on substantially all of the assets of GS Holdings and the guarantors. Interest on the loans can be based either on a “Eurodollar rate” or a “base rate” and fluctuates dependent upon a “first lien net leverage ratio.” The Amended Credit Agreement contains a variety of covenants, certain of which are designed to limit the ability of GS Holdings to make distributions on, or redeem, its equity interests unless, in general, either (a) its “first lien net leverage ratio” is no greater than 2.00 to 1.00, or (b) the funds used for the payments come from certain sources (such as retained excess cash flow and the issuance of new equity) and its “total net leverage ratio” is no greater than 3.00 to 1.00. In addition, during any period when 25% or more of our revolving facility is utilized, GS Holdings is required to maintain a “first lien net leverage ratio” no greater than 3.50 to 1.00. There are various exceptions to these restrictions, including, for example, exceptions that enable us to pay our operating expenses and to make certain GS Holdings tax distributions. The $400.0 million term loan matures on March 29, 2025, and the revolving loan facility matures on March 29, 2023.

We did not utilize any of our revolving loan facility as of March 31, 2019, which is available to fund future needs of GS Holdings’ business.
Tax Receivable Agreement
We and GS Holdings entered into a Tax Receivable Agreement ("TRA") with the "TRA Parties" (which are the equity holders of the Former Corporate Investors, the Exchanging Members, the Continuing LLC Members and any other parties receiving benefits under the TRA, as those parties are defined in Note 1 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 herein), whereby we agreed to pay to those parties 85% of the amount of cash tax savings, if any, in United States federal, state and local taxes that we realize or are deemed to realize as a result of these increases in tax basis, increases in basis from such payments, and deemed interest deductions arising from such payments.
Due to the uncertainty of various factors, the likely tax benefits we will realize as a result of our purchase of Holdco Units from the Exchanging Members, our acquisition of the equity of certain of the Former Corporate Investors or any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement, or the resulting amounts we are likely to pay out to the TRA Parties pursuant to the TRA are also uncertain. However, we expect that such payments will be substantial and may substantially exceed the tax receivable liability of $286.6 million as of March 31, 2019.
Because we are the managing member of GS Holdings, which is the managing member of GSLLC, we have the ability to determine when distributions (other than tax distributions) will be made by GSLLC to GS Holdings and the amount of any such distributions, subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our Amended Credit Agreement or other debt instruments). Any such distributions will be made to all holders of Holdco Units, including us, pro rata based on the number of Holdco Units. The cash received from such distributions will first be used by us to satisfy any tax liability and then to make any payments required under the TRA. We expect that such distributions will be sufficient to fund both our tax liability and the required payments under the TRA.
Contingencies
From time to time, we may become a party to civil claims and lawsuits in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated, which requires management judgment. As of March 31, 2019 and December 31, 2018, we did not record any provision for liability. Should any of our estimates or assumptions change or prove to be incorrect, it could have a material adverse impact on our consolidated financial condition, results of operations or cash flows. See Note 13 to the Unaudited Condensed Consolidated Financial Statements in Item 1 herein for discussion of certain legal proceedings.
Recently Adopted or Issued Accounting Standards
See “Recently Adopted Accounting Standards” and "Accounting Standards Issued, But Not Yet Adopted" in Note 1 to the Unaudited Condensed Consolidated Financial Statements in Item 1 herein for additional information.
Critical Accounting Policies and Estimates
There have been no significant changes to the accounting policies and estimates that we believe are the most critical to an understanding of our unaudited results of operations and financial condition as disclosed in our Management's Discussion and Analysis of Financial Condition and Results of Operations as filed in our 2018 Form 10-K. Our critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements include those related to our accounting for finance charge reversals and income taxes.
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

Interest rate risk
Loans originated by Bank Partners. The agreed upon Bank Partner portfolio yield on the loans that our Bank Partners originate is calculated based upon a margin above a market benchmark at the time of origination. An increase in the market benchmark would result in an increase in the agreed upon Bank Partner portfolio yield, which impacts future incentive payments and, therefore, can negatively impact the future fair value change in our FCR liability. We are able to manage some of the interest rate risk impact on our FCR liability through the types of loan products that we design and make available through our program (e.g. higher interest rate products, all else equal, result in higher incentive payments). However, increased interest rates may adversely impact the spending levels of our merchants’ customers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of customers to remain current on their obligations to our Bank Partners and, therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business and also negatively impact the fair value change in FCR liability, which is recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. Further, even though we generally intend to increase our transaction fee rates in response to rising interest rates, we might not be able to do so rapidly enough (or at all).
Loan receivables held for sale. Changes in United States interest rates affect the interest earned on our cash and cash equivalents and could impact the market value of loan receivables held for sale. Since we typically sell loan receivables held for sale at par to our Bank Partners, which is indicative of our short-term holding period, we do not expect interest rate risk related to loan receivables held for sale to be a material risk to us. As of March 31, 2019 and December 31, 2018, the weighted average age of our loan receivables held for sale based on the origination date relative to the respective reporting date was approximately 17 months and 13 months, respectively. As the carrying value of our loan receivables held for sale was $2.0 million as of March 31, 2019 and $2.9 million as of December 31, 2018, a hypothetical increase in interest rates would not have a material impact on these balances. Alternatively, a 100 basis points decrease in interest rates would not have impacted the reported value of our loan receivables held for sale, as they are carried at the lower of cost or fair value.
Term loan. Interest rate fluctuations expose our variable-rate term loan, which consisted of our $400.0 million term loan under our Amended Credit Agreement as of March 31, 2019 and December 31, 2018, to changes in interest expense and cash flows. The term loan has a maturity date of March 29, 2025. Based on an outstanding principal balance of $396.0 million as of March 31, 2019 and $397.0 million as of December 31, 2018, and accounting for our scheduled quarterly principal balance repayments, a hypothetical 100 basis point increase in the one-month LIBOR rate would result in an increase in annualized interest expense of $3.9 million and $4.0 million, respectively.
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
Loans originated by Bank Partners. Our Bank Partners own and bear substantially all of the credit risk on their wholly-owned loan portfolios. We regularly assess and monitor the credit risk exposure of our Bank Partners. This commences with the credit application process on our platform, during which a credit decision is rendered to a customer immediately based on preset underwriting standards provided by our Bank Partners. In rendering this decision, we generally obtain certain information provided by the applicant and a credit report from one of the major credit bureaus. Further, on behalf of our Bank Partners as part of our obligation as the loan servicer, we try to mitigate portfolio credit losses through our collection efforts on past due amounts. For loans wholly owned by our Bank Partners, our credit risk exposure impacts the amount of incentive payments and, therefore, the amount of fair value change in our FCR liability, as well as any potential financial guarantee payments. Restricted cash was set aside in escrow with our Bank Partners at a weighted average target rate of 1.4% of the total outstanding loan balance as of March 31, 2019.
Based on our incentive payments during the three months ended March 31, 2019 and 2018, and holding all other inputs constant (namely, the size of our loan servicing portfolio and settlement activity), a hypothetical 100 basis point increase in loan servicing portfolio credit losses would have resulted in increases of $16.1 million and $12.1 million, respectively, in the fair value of our FCR liability. Further, such an increase in credit losses would have caused us to incur additional general and administrative expense of $2.0 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively, related to Bank Partner escrow utilization.
Loan receivables held for sale. We bear all of the credit risk associated with the receivables that we hold for sale. This portfolio was highly diversified across 929 and 1,193 consumer loan receivables as of March 31, 2019 and December 31, 2018, respectively, without significant individual exposures. Based on our $2.0 million and $2.9 million loan receivables held for sale balance as of March 31, 2019 and December 31, 2018, respectively, a hypothetical 100 basis point increase in portfolio credit losses would not have resulted in a material decrease in annualized earnings in either period.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2019, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are party to legal proceedings incidental to our business. See Note 13 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for information regarding legal proceedings.
ITEM 1A. RISK FACTORS
Our business involves significant risks, some of which are described below. You should carefully review and consider the following risk factors and the other information included in this Quarterly Report on Form 10-Q, including the Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our Class A common stock could decline, and you could lose part or all of your investment. In addition, our business, reputation, revenue, financial condition, results of operations and future prospects also could be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
Risks Related to Our Business and the Consumer Financial Services Industry
Our agreements with our Bank Partners are non-exclusive, short-term in duration and subject to termination by our Bank Partners upon the occurrence of certain events, including our failure to comply with applicable regulatory requirements. If such agreements expire or are terminated, and we are unable to replace the commitments of the expiring or terminating Bank Partners, our business would be adversely affected.
We rely on our Bank Partners to originate all of the loans made through the GreenSky program. Our five largest Bank Partners: BMO Harris Bank, Fifth Third Bank, Regions Bank, SunTrust Bank and Synovus Bank, provided approximately 89% of the commitments to originate loans as of March 31, 2019. We have entered into separate loan origination agreements and servicing agreements with each of our Bank Partners that generally contain customary termination provisions and, in certain instances, entitle the Bank Partner to terminate its agreements for convenience. Bank Partners could decide to terminate or not to renew their agreements for any number of reasons, including, for example, perceived or actual erosion in the credit quality or performance of loans, the geographic or other (such as home improvement loans) concentration of loans, the type of loan products offered (such as deferred payment loans), strategic decisions to make fewer consumer loans or loans originated through channels such as ours, alternative investment opportunities that are expected to be more favorable, increases in required loan loss reserves (such as ones that might result from upcoming accounting changes) and required margins, dissatisfaction with our performance as administrator of our program or as servicer, reduced availability of funds for originating new loans, regulatory concerns regarding any of the foregoing factors or others, or general economic conditions, including those that are expected to impact consumer spending, consumer credit or default rates. If any of our largest Bank Partners were to terminate its relationship with us, it could have a material adverse effect on our business.
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
If we are unsuccessful in maintaining our relationships with our Bank Partners for any of the foregoing or other reasons, or if we are unable to develop relationships with new Bank Partners, it could have a material adverse effect on our business and our ability to grow.
Our results of operations and continued growth depend on our ability to retain existing, and attract new, merchants and Bank Partners.
A substantial majority of our total revenue is generated from the transaction fees that we receive from our merchants and, to a lesser extent, servicing and other fees that we receive from our Bank Partners in connection with loans made by our Bank Partners to the customers of our merchants. Approximately 81% of our total revenue for the three months ended March 31, 2019 was generated from transaction fees paid to us by our merchants. To attract and retain merchants, we market our program to them on the basis of a number of factors, including financing terms, the flexibility of promotional offerings, approval rates, speed and simplicity of loan origination, service levels, products and services, technological capabilities and integration, customer service, brand and reputation.
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
Based upon current commitment levels, our five largest Bank Partners are BMO Harris Bank, Fifth Third Bank, Regions Bank, SunTrust Bank and Synovus Bank. As of March 31, 2019, they provided approximately 89% of the overall commitments to originate loans through our program. If any of our larger Bank Partners, or a substantial number of our smaller Bank Partners, were to suspend, limit or otherwise terminate their relationships with us, it could have a material adverse effect on our business. If we need to enter into arrangements with a different bank to replace one of our Bank Partners, we may not be able to negotiate a comparable alternative arrangement.
A large percentage of our revenue is concentrated with our top ten merchants, and the loss of a significant merchant could have a negative impact on our operating results.
Our top ten merchants (including certain groups of affiliated merchants) accounted for an aggregate of 22% of our total revenue during the three months ended March 31, 2019. The Home Depot is our most significant single merchant and represented approximately 5% of total revenue during the three months ended March 31, 2019. In addition, affiliates of Renewal by Andersen, our largest Sponsor, represented together approximately 15% of total revenue during the three months ended March 31, 2019. Our agreement with Renewal by Andersen provides that Renewal by Andersen will promote the GreenSky program through notifying its dealers of the availability of the GreenSky program and providing them ancillary materials. Both parties have the right to terminate the agreement generally upon 90-days notice. If Renewal by Andersen terminates the agreement, Renewal by Andersen dealers would not be obligated to terminate their participation in the GreenSky program, although they could choose to do so. We expect to have significant concentration in our largest merchant relationships for the foreseeable future. In the event that (i) The Home Depot or one or more of our other significant merchants, or groups of merchants, or (ii) Renewal by Andersen or one or more of our other significant Sponsors, and their dealers, terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the GreenSky program could decline, which would materially adversely affect our business and, in turn, our revenue.
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
We hold some of the receivables underlying the loans originated by our Bank Partners, which we refer to as “R&D Receivables” and which are designated as loan receivables held for sale on our Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2019, we had $2.0 million in loan receivables held for sale, net. Generally, we hold R&D Receivables that we purchase from an originating Bank Partner with the intent to hold the loan receivables only for a short period of time before we can transfer the loan receivables to a Bank Partner following its determination to purchase the loan receivables, which a Bank Partner might do in connection with an expansion of its credit policy. Our objective is to hold these receivables only until we have enough experience with the particular products or industry verticals for our Bank Partners to purchase the receivables. However, there is no assurance that our Bank Partners will purchase the receivables underlying these loans and, during the period that we own the receivables, we bear the entire credit risk in the event that the borrowers default. In addition, we are obligated to purchase from our Bank Partners the receivables underlying any loans that were approved in error or otherwise involved customer or merchant fraud. Our ownership of receivables also requires us to commit or obtain corresponding funding. In addition, non-performance, or even significant underperformance, of the loan receivables held for sale that we own could have a materially adverse effect on our business.
We are subject to certain additional risks in connection with promotional financing offered through the GreenSky program.
Many of the loans originated by our Bank Partners provide promotional financing in the form of low or deferred interest. When a deferred interest loan is paid in full prior to the end of the promotional period (typically six to 24 months), any interest that has been billed on the loan by our Bank Partner to the consumer is reversed, which triggers an obligation on our part to make a payment to the Bank Partner that made the loan in order to fully offset the reversal (each event, a finance charge reversal or "FCR"). We record a FCR liability on our balance sheet for interest billed during the promotional period that is expected to be reversed prior to the end of such period. As of March 31, 2019, this liability was $149.6 million. See Note 3 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information. If the rate at which deferred interest loans are paid in full prior to the end of the promotional period increases, resulting in increased payments by us to our Bank Partners, it would adversely affect our business.
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
For more information on our term loan and revolving loan facility, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Borrowings” and Note 7 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1.
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
The owners of the Class B common stock owned the vast majority of the combined voting power of our Class A and Class B common stock as of March 31, 2019. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership of us. This concentration of ownership may delay or deter possible changes in control of our Company, which may reduce the value of an investment in our Class A common stock. So long as they continue to own a significant amount of our combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.
In addition, the owners of the Class B common stock, as Continuing LLC Members, owned approximately 66% of the Holdco Units as of March 31, 2019. Because they hold their economic ownership interest in our business through GS Holdings, rather than GreenSky, Inc., these existing unit holders may have conflicting interests with holders of our Class A common stock. For example, the Continuing LLC Members may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRA. In addition, the structuring of future transactions may take into account the tax considerations of the Continuing LLC Members even where no similar benefit would accrue to us. It is through their ownership of Class B common stock that they may be able to influence, if not control, decisions such as these.
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
Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with the purchase of Holdco Units in connection with the IPO and future exchanges of Holdco Units (assuming such future exchanges occurred at March 31, 2019 and assuming automatic cancellation of an equal number of shares of Class B common stock) would aggregate to approximately $809.9 million based on the closing price on March 29, 2019 of $12.94 per share of our Class A common stock. Under such scenario, assuming future payments are made on the date each relevant tax return is due, without extensions, we would be required to pay approximately 85% of such amount, or $688.4 million.
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
As a result of the foregoing, if we breach a material obligation under the TRA, if we elect to terminate the TRA early or if we undergo a change of control, we would be required to make an immediate lump-sum payment equal to the present value of the anticipated future tax savings, which payment may be required to be made significantly in advance of the actual realization of such future tax savings, and the actual cash tax savings ultimately realized may be significantly less than the corresponding TRA payments. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. There is no assurance that we will be able to fund or finance our obligations under the TRA. Additionally, the obligation to make a lump sum payment on a change of control may deter potential acquirers, which could negatively affect our stockholders’ potential returns. If we had elected to terminate the TRA as of March 31, 2019, based on the closing price on March 29, 2019 of $12.94 per share of our Class A common stock, and a discount rate equal to 5.72% per annum, compounded annually, we estimate that we would have been required to pay $426.3 million in the aggregate under the TRA.
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
The Company and certain of its officers and directors have been named as defendants in numerous putative securities class actions in connection with our IPO (“the Securities Litigation”). See Note 13 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for a description of the Securities Litigation. In the future, especially following periods of volatility in the market price of our shares of Class A common stock, other purported class action or derivative complaints may be filed against us. In addition to diverting financial and management resources, this type of litigation can result in adverse publicity that could harm our brand or reputation, regardless of its merits or whether we are ultimately held liable, and a judgment or settlement in connection with any such litigation that is not covered by, or is significantly in excess of, our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows.
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
Assuming the Continuing LLC Members exchange all of their Holdco Units for shares of our Class A common stock, up to an additional 119,187,862 shares of Class A common stock will be eligible for sale in the public market, the majority of which are held by our executive officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 and various vesting agreements. Additionally, certain of our executive officers and directors own options exercisable for shares of Class A common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our purchases of our Class A common stock during the three months ended March 31, 2019. See Note 10 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional discussion of our Class A common stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(2)
January 1, 2019 through January 31, 2019	654,440	$10.00	654,440	$99,673,930
February 1, 2019 through February 28, 2019	584,420	$10.46	584,420	$93,558,507
March 1, 2019 through March 31, 2019	3,042,584	$12.58	3,042,584	$55,295,943
Total	4,281,444		4,281,444

(1)
Reported amounts are calculated based on the price of the securities purchased excluding any direct costs incurred to acquire the stock, such as commissions, which totaled $30,768 during the three months ended March 31, 2019.

(2)
On November 6, 2018, we announced our authorization to repurchase up to $150 million of our Class A common stock at management's discretion from time to time on the open market or through privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number Reference
10.1	GreenSky, Inc. Executive Severance Plan (Effective as of March 28, 2019)	8-K	001-38506	April 4, 2019	10.1
10.2*†	Amendment No. 4 to Second Amended and Restated Loan Origination Agreement, dated February 20, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and SunTrust Bank
10.3*†	Amendment No. 3 to Second Amended and Restated Servicing Agreement, dated March 20, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and SunTrust Bank
10.4*†	Eighth Amendment to Servicing Agreement, dated March 22, 2019, between GreenSky, LLC and Synovus Bank
10.5*†	Amendment No. 6 to Loan Origination Agreement, dated January 31, 2019, between GreenSky, LLC and Fifth Third Bank
10.6*†	Amendment No. 6 to Servicing Agreement, dated January 31, 2019, between GreenSky, LLC and Fifth Third Bank
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Certain portions of this exhibit have been excluded because they are both not material and would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENSKY, INC.

May 15, 2019	By	/s/ David Zalik
David Zalik Chief Executive Officer and Chairman of the Board of Directors

GREENSKY, INC.

May 15, 2019	By	/s/ Robert Partlow
Robert Partlow Executive Vice President and Chief Financial Officer