Form 10-Q
period 2019-06-30
GreenSky, Inc.
filed 2019-08-14
CIK 1712923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q

☒	Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding as of July 31, 2019
Class A, $0.01 par value(1)	61,827,192
Class B, $0.001 par value(2)	115,277,714
(1) Includes 2,128,970 shares of unvested Class A common stock awards.
(2) Includes 1,581,595 shares of Class B common stock associated with unvested GreenSky Holdings, LLC units.

GreenSky, Inc.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, the outcome of our exploration of strategic alternatives, including the terms, structure and timing of any resulting transactions; our operations; our financial performance; and Bank Partner commitments. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part II, Item 1A “Risk Factors" of this Form 10-Q. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GreenSky, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(United States Dollars in thousands, except share data)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$209,176	$303,390
Restricted cash	200,252	155,109
Loan receivables held for sale, net	2,798	2,876
Accounts receivable, net	22,622	15,400
Related party receivables	100	142
Property, equipment and software, net	14,194	10,232
Operating lease right-of-use assets	12,895	—
Deferred tax assets, net	359,969	306,979
Other assets	18,863	8,777
Total assets	$840,869	$802,905

Liabilities and Equity (Deficit)
Liabilities
Accounts payable	$14,430	$5,357
Accrued compensation and benefits	6,858	8,484
Other accrued expenses	1,308	1,015
Finance charge reversal liability	164,979	138,589
Term loan	385,662	386,822
Tax receivable agreement liability	303,233	260,901
Related party liabilities	—	825
Operating lease liabilities	15,761	—
Other liabilities	45,396	35,677
Total liabilities	937,627	837,670

Commitments, Contingencies and Guarantees (Note 14)

Equity (Deficit)
Class A common stock, par value $0.01 and 75,356,311 shares issued and 61,772,014 shares outstanding at June 30, 2019 and 59,197,863 shares issued and 54,504,902 shares outstanding at December 31, 2018	753	591
Class B common stock, par value $0.001 and 115,309,728 and 128,549,555 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	116	129
Additional paid-in capital	118,382	44,524
Retained earnings	39,163	24,218
Treasury stock	(146,119)	(43,878)
Accumulated other comprehensive income (loss)	(558)	—
Noncontrolling interest	(108,495)	(60,349)
Total equity (deficit)	(96,758)	(34,765)
Total liabilities and equity (deficit)	$840,869	$802,905

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(United States Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Transaction fees	$108,365	$90,197	$192,413	$161,137
Servicing and other	30,330	15,507	49,982	29,893
Total revenue	138,695	105,704	242,395	191,030
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	56,228	33,765	114,265	69,895
Compensation and benefits	20,459	15,585	40,092	31,928
Sales and marketing	1,187	1,038	2,390	1,866
Property, office and technology	4,512	3,137	8,926	5,859
Depreciation and amortization	1,695	1,067	3,162	2,037
General and administrative	7,519	4,074	14,441	8,247
Related party expenses	589	230	1,125	813
Total costs and expenses	92,189	58,896	184,401	120,645
Operating profit	46,506	46,808	57,994	70,385
Other income (expense), net
Interest and dividend income	869	1,482	2,465	2,802
Interest expense	(6,323)	(5,787)	(12,566)	(11,378)
Other gains (losses)	(6,325)	(93)	(6,360)	(795)
Total other income (expense), net	(11,779)	(4,398)	(16,461)	(9,371)
Income before income tax expense (benefit)	34,727	42,410	41,533	61,014
Income tax expense (benefit)	(4,466)	1,594	(5,061)	1,594
Net income	$39,193	$40,816	$46,594	$59,420
Less: Net income attributable to noncontrolling interests	26,877	35,266	31,379	53,870
Net income attributable to GreenSky, Inc.	$12,316	$5,550	$15,215	$5,550

Earnings per share of Class A common stock(1):
Basic	$0.20	0.10	$0.26	$0.10
Diluted	$0.19	0.09	$0.23	$0.09

(1)
For the three and six months ended June 30, 2018, basic and diluted earnings per share of Class A common stock is applicable only for the period from May 24, 2018 through June 30, 2018, which is the period following the initial public offering ("IPO") and related Reorganization Transactions (as defined in Note 1 to the Unaudited Condensed Consolidated Financial Statements). See Note 2 to the Unaudited Condensed Consolidated Financial Statements for the number of shares used in the computation of earnings per share of Class A common stock and the basis for the computation of earnings per share.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(United States Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$39,193	$40,816	$46,594	$59,420
Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on interest rate swap arising during the period	(1,949)	—	(1,949)	—
Other comprehensive income (loss), net of tax	(1,949)	—	(1,949)	—
Comprehensive income	37,244	40,816	44,645	59,420
Less: Comprehensive income attributable to noncontrolling interests	25,486	35,266	29,988	53,870
Comprehensive income attributable to GreenSky, Inc.	$11,758	$5,550	$14,657	$5,550

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Unaudited)
(United States Dollars in thousands, except share data)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at March 31, 2019	62,151,547	119,187,862	$711	$119	$80,543	$27,030	$(94,828)	$—	$(86,835)	$(73,260)
Net income	—	—	—	—	—	12,316	—	—	26,877	39,193
Cumulative effect of accounting change(1)	—	—	—	—	—	(59)	—	—	(137)	(196)
Issuance of unvested Class A common stock awards	480,032	—	5	—	(5)	—	—	—	—	—
Class A common stock option exercises	153,865	—	2	—	(860)	—	—	—	—	(858)
Class B common stock exchanges	3,552,029	(3,625,399)	35	(3)	(1,095)	—	—	—	—	(1,063)
Forfeited share-based compensation awards	(102,426)	(252,735)	—	—	—	—	—	—	—	—
Class A common stock repurchases	(4,463,033)	—	—	—	—	—	(51,291)	—	—	(51,291)
Distributions	—	—	—	—	—	(124)	—	—	(13,096)	(13,220)
Share-based compensation	—	—	—	—	3,271	—	—	—	—	3,271
Equity-based payments to non-employees	—	—	—	—	4	—	—	—	—	4
Tax adjustments	—	—	—	—	2,611	—	—	—	—	2,611
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	33,913	—	—	—	(33,913)	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(558)	(1,391)	(1,949)
Balance at June 30, 2019	61,772,014	115,309,728	$753	$116	$118,382	$39,163	$(146,119)	$(558)	$(108,495)	$(96,758)

(1)
Represents an adjustment to the cumulative effect resulting from our adoption of the Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases. See Note 1 to the Unaudited Condensed Consolidated Financial Statements for additional information on our lease guidance implementation.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Continued) (Unaudited)
(United States Dollars in thousands, except share data)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at January 1, 2019	54,504,902	128,549,555	$591	$129	$44,524	$24,218	$(43,878)	$—	$(60,349)	$(34,765)
Net income	—	—	—	—	—	15,215	—	—	31,379	46,594
Cumulative effect of accounting change(1)	—	—	—	—	—	(87)	—	—	(203)	(290)
Issuance of unvested Class A common stock awards	1,873,512	—	19	—	(19)	—	—	—	—	—
Class A common stock option exercises	281,292	—	3	—	(1,263)	—	—	—	—	(1,260)
Class B common stock exchanges	14,003,645	(14,146,255)	140	(14)	(1,931)	—	—	—	—	(1,805)
Class B warrant exercises	—	1,180,163	—	1	(1)	—	—	—	—	—
Forfeited share-based compensation awards	(146,860)	(273,735)	—	—	—	—	—	—	—	—
Class A common stock repurchases	(8,744,477)	—	—	—	—	—	(102,241)	—	—	(102,241)
Distributions	—	—	—	—	—	(183)	—	—	(13,941)	(14,124)
Share-based compensation	—	—	—	—	5,936	—	—	—	—	5,936
Equity-based payments to non-employees	—	—	—	—	7	—	—	—	—	7
Tax adjustments	—	—	—	—	7,139	—	—	—	—	7,139
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	63,990	—	—	—	(63,990)	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(558)	(1,391)	(1,949)
Balance at June 30, 2019	61,772,014	115,309,728	$753	$116	$118,382	$39,163	$(146,119)	$(558)	$(108,495)	$(96,758)

(1)
Represents the cumulative effect resulting from our adoption of the Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases. See Note 1 to the Unaudited Condensed Consolidated Financial Statements for additional information on our lease guidance implementation.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Continued) (Unaudited)
(United States Dollars in thousands, except share data)

	GreenSky Holdings, LLC (Prior to Reorganization Transactions)				GreenSky, Inc. Stockholders Equity
	Additional Paid-in Capital	Retained Earnings	Total Permanent Equity (Deficit)	Temporary Equity	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total
Balance at March 31, 2018	$(553,901)	$99,029	$(454,872)	$430,348	—	—	$—	$—	$—	$—	$—	$(24,524)
Activity prior to and including Reorganization Transactions
Net income	—	19,609	19,609	—	—	—	—	—	—	—	—	19,609
Issuances	339	—	339	—	—	—	—	—	—	—	—	339
Redemptions	(496)	—	(496)	—	—	—	—	—	—	—	—	(496)
Distributions	(37,980)	(38,909)	(76,889)	(16,358)	—	—	—	—	—	—	—	(93,247)
Share-based compensation	1,131	—	1,131	—	—	—	—	—	—	—	—	1,131
Equity-based payments to non-employees	2	—	2	—	—	—	—	—	—	—	—	2
Effect of Reorganization Transactions	590,905	(79,729)	511,176	(413,990)	15,816,268	—	158	—	(97,344)	—	—	—
Activity in connection with IPO
Issuances of Class A common stock, net of costs	—	—	—	—	43,700,000	—	437	—	950,553	—	—	950,990
Issuances of Class A common stock effective on date of IPO	—	—	—	—	434,783	—	4	—	(4)	—	—	—
Issuances of Class B common stock	—	—	—	—	—	128,983,353	—	129	—	—	—	129
Purchases of GreenSky Holding, LLC units	—	—	—	—	—	—	—	—	(901,833)	—	—	(901,833)
Purchases of Class A common stock	—	—	—	—	(2,426,198)	—	(24)	—	(52,988)	—	—	(53,012)
Class A common stock option exercises	—	—	—	—	125,398	—	1	—	(1)	—	—	—
Initial effect of the Reorganization Transactions and IPO on noncontrolling interest	—	—	—	—	—	—	—	—	69,299	—	(69,299)	—
Deferred tax adjustments	—	—	—	—	—	—	—	—	47,129	—	—	47,129
Activity subsequent to Reorganization Transactions and IPO
Net income	—	—	—	—	—	—	—	—	—	5,550	15,657	21,207
Distributions	—	—	—	—	—	—	—	—	—	(68)	(14,537)	(14,605)
Share-based compensation	—	—	—	—	—	—	—	—	719	—	—	719
Equity-based payments to non-employees	—	—	—	—	—	—	—	—	2	—	—	2
Impact on noncontrolling interest of change in ownership during period	—	—	—	—	—	—	—	—	(159)	—	159	—
Balance at June 30, 2018	$—	$—	$—	$—	57,650,251	128,983,353	$576	$129	$15,373	$5,482	$(68,020)	$(46,460)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Continued) (Unaudited)
(United States Dollars in thousands, except share data)

	GreenSky Holdings, LLC (Prior to Reorganization Transactions)				GreenSky, Inc. Stockholders Equity
	Additional Paid-in Capital	Retained Earnings	Total Permanent Equity (Deficit)	Temporary Equity	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total
Balance at January 1, 2018	$(554,906)	$98,519	$(456,387)	$430,348	—	—	$—	$—	$—	$—	$—	$(26,039)
Activity prior to and including Reorganization Transactions
Net income	—	38,213	38,213	—	—	—	—	—	—	—	—	38,213
Issuances	339	—	339	—	—	—	—	—	—	—	—	339
Redemptions	(496)	—	(496)	—	—	—	—	—	—	—	—	(496)
Distributions	(37,980)	(57,003)	(94,983)	(16,358)	—	—	—	—	—	—	—	(111,341)
Share-based compensation	2,132	—	2,132	—	—	—	—	—	—	—	—	2,132
Equity-based payments to non-employees	6	—	6	—	—	—	—	—	—	—	—	6
Effect of Reorganization Transactions	590,905	(79,729)	511,176	(413,990)	15,816,268	—	158	—	(97,344)	—	—	—
Activity in connection with IPO
Issuances of Class A common stock, net of costs	—	—	—	—	43,700,000	—	437	—	950,553	—	—	950,990
Issuances of Class A common stock effective on date of IPO	—	—	—	—	434,783	—	4	—	(4)	—	—	—
Issuances of Class B common stock	—	—	—	—	—	128,983,353	—	129	—	—	—	129
Purchases of GreenSky Holding, LLC units	—	—	—	—	—	—	—	—	(901,833)	—	—	(901,833)
Purchases of Class A common stock	—	—	—	—	(2,426,198)	—	(24)	—	(52,988)	—	—	(53,012)
Class A common stock option exercises	—	—	—	—	125,398	—	1	—	(1)	—	—	—
Initial effect of the Reorganization Transactions and IPO on noncontrolling interest	—	—	—	—	—	—	—	—	69,299	—	(69,299)	—
Deferred tax adjustments	—	—	—	—	—	—	—	—	47,129	—	—	47,129
Activity subsequent to Reorganization Transactions and IPO
Net income	—	—	—	—	—	—	—	—	—	5,550	15,657	21,207
Distributions	—	—	—	—	—	—	—	—	—	(68)	(14,537)	(14,605)
Share-based compensation	—	—	—	—	—	—	—	—	719	—	—	719
Equity-based payments to non-employees	—	—	—	—	—	—	—	—	2	—	—	2
Impact on noncontrolling interest of change in ownership during period	—	—	—	—	—	—	—	—	(159)	—	159	—
Balance at June 30, 2018	$—	$—	$—	$—	57,650,251	128,983,353	$576	$129	$15,373	$5,482	$(68,020)	$(46,460)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(United States Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$46,594	$59,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,162	2,037
Share-based compensation expense	5,936	2,851
Equity-based payments to non-employees	7	8
Operating lease liability payments	(143)	(193)
Amortization of debt related costs	840	840
Fair value change in servicing assets and liabilities	(8,635)	201
Original issuance discount on term loan payment	(21)	(10)
Deferred tax expense (benefit)	(5,061)	1,594
Loss on remeasurement of tax receivable agreement liability	6,383	—
Changes in assets and liabilities:
(Increase) decrease in loan receivables held for sale	78	30,116
(Increase) decrease in accounts receivable	(7,375)	(2,065)
(Increase) decrease in related party receivables	42	182
(Increase) decrease in other assets	(870)	3,619
Increase (decrease) in accounts payable	9,378	(1,217)
Increase (decrease) in finance charge reversal liability	26,390	12,899
Increase (decrease) in related party liabilities	—	(1,044)
Increase (decrease) in other liabilities	13,084	366
Net cash provided by operating activities	89,789	109,604
Cash flows from investing activities
Purchases of property, equipment and software	(7,123)	(2,707)
Net cash used in investing activities	(7,123)	(2,707)
Cash flows from financing activities
Proceeds from IPO, net of underwriters discount and commissions	—	954,845
Purchases of GreenSky Holdings, LLC units	—	(901,833)
Purchases of Class A common stock	—	(53,012)
Issuances of Class B common stock	—	129
Redemptions of GreenSky Holdings, LLC units prior to Reorganization Transactions	—	(496)
Proceeds from term loan	—	399,000
Repayments of term loan	(1,979)	(350,115)
Member distributions	(17,757)	(127,640)
Payments under tax receivable agreement	(4,664)	—
Class A common stock repurchases	(104,272)	—
Equity option exercises prior to Reorganization Transactions	—	339
Payment of IPO related expenses	—	(2,749)
Payment of equity transaction expenses, prior to Reorganization Transactions	—	(32)
Payment of taxes on Class B common stock exchanges	(1,805)	—
Proceeds from option exercises	290	—
Payment of option exercise taxes	(1,550)	—
Net cash used in financing activities	(131,737)	(81,564)
Net increase (decrease) in cash and cash equivalents and restricted cash	(49,071)	25,333
Cash and cash equivalents and restricted cash at beginning of period	458,499	353,838
Cash and cash equivalents and restricted cash at end of period	$409,428	$379,171

Supplemental non-cash financing activities
Equity transaction costs accrued but not paid	$—	$1,106
Distributions accrued but not paid	7,105	11,493

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards
Organization
Unless the context requires otherwise, "we," "us," "our," "GreenSky" and "the Company" refer to the business of GreenSky, Inc. and its subsidiaries. "Bank Partners" are defined as federally insured banks that originate loans under the GreenSky program and any other lenders with respect to those loans.
We are a leading technology company Powering Commerce at the Point of Sale®. Our platform is powered by a proprietary technology infrastructure that facilitates merchant sales, while reducing the friction and improving the economics associated with a consumer making a purchase and a bank extending financing for that purchase. It supports the full transaction lifecycle, including credit application, underwriting, real-time allocation to our Bank Partners, document distribution, funding, settlement and servicing. Merchants using our platform, which presently range from small, owner-operated home improvement contractors and healthcare providers to large national home improvement brands and retailers and healthcare service organizations, rely on us to facilitate low or deferred interest promotional point-of-sale financing and payments solutions that enable higher sales volume. Consumers on our platform, who to date primarily have super-prime or prime credit scores, find financing with promotional terms to be an attractive alternative to other forms of payment. Our Bank Partners' access to our proprietary technology solution and merchant network enables them to build a diversified portfolio of high quality consumer loans with attractive risk-adjusted yields with minimal upfront investment.
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
Following the Reorganization Transactions, the "Original GS Equity Owners" (other than the Former Corporate Investors) and certain "Original Profits Interests Holders," which we collectively refer to as the "Continuing LLC Members," continue to own Holdco Units. "Original GS Equity Owners" refers to the owners of units of GS Holdings prior to the Reorganization Transactions. "Former Corporate Investors" refers to certain of the Original GS Equity Owners that merged with and into one or more subsidiaries of GreenSky, Inc. in connection with the Reorganization Transactions, which was accounted for as a common control transaction and had no material impact on the net assets of the Company. "Original Profits Interests Holders" refers to the owners of profits interests in GS Holdings prior to the Reorganization Transactions.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

On May 24, 2018, the Company's Class A common stock commenced trading on the Nasdaq Global Select Market in connection with its IPO of 43,700,000 shares of its Class A common stock at a public offering price of $23.00 per share, receiving approximately $954.8 million in net proceeds, after deducting underwriting discounts and commissions (but not including other offering costs), which were used to purchase 2,426,198 shares of Class A common stock and 41,273,802 newly-issued Holdco Units at a price per unit equal to the price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions. The newly-issued Holdco Units were sold by Continuing LLC Members, which we also refer to as "Exchanging Members." Pursuant to an "Exchange Agreement," the Exchanging Members can exchange their Holdco Units (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis, subject to customary adjustments, or for cash (based on the market price of the shares of Class A common stock), at our option (such determination to be made by the disinterested members of our board of directors).
The IPO and Reorganization Transactions resulted in the Company becoming the sole managing member of GS Holdings. As the sole managing member of GS Holdings, we operate and control all of GS Holdings’ operations and, through GS Holdings and its subsidiaries, conduct GS Holdings’ business.
The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Unaudited Condensed Consolidated Financial Statements representing the GS Holdings interests held by Continuing LLC Members. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income (loss) to the Company and the noncontrolling interest. During the three and six months ended June 30, 2019, the Company had a weighted average ownership interest in GS Holdings of 34.7% and 33.4%, respectively.
Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements were prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. We condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with the GreenSky, Inc. 2018 Form 10-K filed with the SEC on March 15, 2019. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our financial condition and results of operations for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2018, was derived from the audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements required by United States generally accepted accounting principles ("GAAP"). All intercompany balances and transactions are eliminated upon consolidation. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results expected for the full year.
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
(United States Dollars in thousands, except per share data, unless otherwise stated)

Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets to the total included within the Unaudited Condensed Consolidated Statements of Cash Flows as of the dates indicated.

	June 30,
	2019	2018
Cash and cash equivalents	$209,176	$236,629
Restricted cash	200,252	142,542
Cash and cash equivalents and restricted cash in Unaudited Condensed Consolidated Statements of Cash Flows	$409,428	$379,171
Fair Value of Assets and Liabilities
We have financial assets and liabilities subject to fair value measurement or disclosure on either a recurring or nonrecurring basis. Such measurements or disclosures relate to our cash and cash equivalents, loan receivables held for sale, derivative instruments, servicing assets and liabilities, and term loan.
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
We apply the market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities, to value our cash and cash equivalents and loan receivables held for sale. We apply the income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount, to value our finance charge reversal liability and servicing assets and liabilities. We determine the fair values of our interest rate swap and term loan by applying a discounted cash flow model based on observable market factors and credit factors specific to us.
Refer to Note 3 for additional fair value disclosures.
Derivative Instruments
We are exposed to interest rate risk on our variable-rate term loan, which we manage by entering into an interest rate swap that is determined to be a derivative in accordance with ASC 815, Derivatives and Hedging. Derivatives are recorded on the balance sheet at fair value and are marked-to-market on a quarterly basis. The accounting for the change in fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate the derivative as a hedge and apply hedge accounting, and whether the hedging relationship continues to satisfy the criteria required to apply hedge accounting.
Derivatives designated and qualifying as a hedge of the exposure to variability in cash flows of a recognized asset or liability that is attributable to a particular risk are considered cash flow hedges. The primary purpose of cash

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

flow hedge accounting is to link the income statement recognition of a hedging instrument and a hedged item whose changes in cash flows are expected to offset each other. The change in the fair value of the derivative instrument designated as a cash flow hedge is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings in the same period when the hedged item affects earnings. The reclassification into earnings is reported in the same income statement line item in which the hedged item is reported. To the extent that the hedge is ineffective, the amount deferred in other comprehensive income (loss) may not exactly offset the earnings impact of the hedged item.
Refer to Note 3 and Note 8 for additional derivative disclosures.
Revenue Recognition
Disaggregated revenue
Revenue disaggregated by type of service was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Merchant fees	$96,127	$75,576	$170,221	$134,941
Interchange fees	12,238	14,621	22,192	26,196
Transaction fees	108,365	90,197	192,413	161,137
Servicing fees(1)	30,318	15,458	49,951	29,789
Other(2)	12	49	31	104
Servicing and other	30,330	15,507	49,982	29,893
Total revenue	$138,695	$105,704	$242,395	$191,030

(1)
For the three and six months ended June 30, 2019, includes a $8,966 change in fair value of our servicing assets primarily associated with an increase to the contractually specified fixed servicing fee for one of our Bank Partners. Refer to Note 3 for additional information.

(2)
Other revenue includes miscellaneous revenue items that are individually immaterial. Other revenue is presented separately herein in order to clearly present merchant, interchange and servicing fees, which are more integral to our primary operations and better enable financial statement users to calculate metrics such as servicing and merchant fee yields.

We have no remaining performance obligations as of June 30, 2019. No assets were recognized from the costs to obtain or fulfill a contract with a customer as of June 30, 2019 or December 31, 2018. Volume-based price concessions to merchants and other channel partners that were netted against the gross transaction price were $3,198 and $1,100 during the three months ended June 30, 2019 and 2018, respectively, and $9,106 and $5,693 during the six months ended June 30, 2019 and 2018, respectively. We recognized bad debt expense arising from our contracts with customers of $387 and $227 during the three months ended June 30, 2019 and 2018, respectively, and $596 and $1,225 during the six months ended June 30, 2019 and 2018, respectively, which is recorded within general and administrative expense in our Unaudited Condensed Consolidated Statements of Operations.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

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
See Note 14 for additional lease disclosures.
Improvements to non-employee share-based payment accounting
In June 2018, the FASB issued ASU 2018-07 to simplify certain aspects of the accounting for non-employee share-based payment transactions. Under the new standard, all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards are within the scope of ASC 718. Consistent with the accounting requirement for employee share-based payment awards, non-employee share-based payment awards within the scope of ASC 718 are measured at grant date fair value of the equity instruments, and the requirement to reassess classification of non-employee share-based payment awards upon vesting is eliminated. Our adoption of this standard on January 1, 2019 did not have any impact on our Unaudited Condensed Consolidated Financial Statements.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

In addition, this standard requires alignment in presentation between: (1) the expense related to the capitalized implementation costs and the fees associated with the hosting element (service) of the arrangement on the statement of operations; (2) the capitalized implementation costs and any prepayment for the fees of the associated hosting arrangement on the balance sheet; and (3) the payments for capitalized implementation costs and the payments made for fees associated with the hosting element in the statement of cash flows. The standard is effective for us on January 1, 2020, with early adoption permitted, and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are refining our inventory of existing cloud computing arrangements to identify hosting arrangements that are service contracts and will evaluate how to account for the implementation costs of such arrangements.
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
Prior to the IPO, the GS Holdings membership structure included Class A, B and C Units and profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these Unaudited Condensed Consolidated Financial Statements. Therefore, the basic and diluted earnings per share for the three and six months ended June 30, 2018 represent only the period from May 24, 2018 to June 30, 2018, the period wherein we had outstanding Class A common stock.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Income before income tax expense	$34,727	$42,410	$41,533	$61,014
Less: Net income attributable to GS Holdings prior to Reorganization Transactions	—	19,609	—	38,213
Less: Net income attributable to noncontrolling interests after Reorganization Transactions	26,877	15,657	31,379	15,657
Less: Income tax expense (benefit)	(4,466)	1,594	(5,061)	1,594
Net income attributable to GreenSky, Inc. – basic	$12,316	$5,550	$15,215	$5,550
Add: Reallocation of net income attributable to noncontrolling interests from the assumed exchange of common units of GS Holdings for Class A common stock	26,877	15,657	31,379	15,657
Less: Income tax expense (benefit) on reallocation of net income attributable to noncontrolling interests(1)	5,928	3,493	4,561	3,493
Net income attributable to GreenSky, Inc. – diluted	$33,265	$17,714	$42,033	$17,714
Denominator:
Weighted average shares of Class A common stock outstanding – basic	61,081,834	57,399,632	59,523,049	57,399,632
Add: Dilutive effects, as shown separately below
Holdco Units exchangeable for Class A common stock	115,939,261	128,257,580	119,405,831	128,257,580
Class A common stock options	2,435,080	2,479,889	2,677,026	2,479,889
Holdco warrants exchangeable for Class A common stock	—	563,458	164,016	563,458
Unvested Class A common stock(2)	243,746	189,363	185,371	189,363
Weighted average shares of Class A common stock outstanding – diluted	179,699,921	188,889,922	181,955,293	188,889,922

Earnings per share of Class A common stock outstanding – basic	$0.20	$0.10	$0.26	$0.10
Earnings per share of Class A common stock outstanding – diluted	$0.19	$0.09	$0.23	$0.09

Excluded from diluted earnings per share, as their inclusion would have been anti-dilutive(3)
Class A common stock options	2,806,641	472,500	2,806,641	472,500
Unvested Class A common stock	360,847	—	360,847	—

(1)
We assumed effective tax rates of 4.2% and 22.3% for the three months ended June 30, 2019 and 2018, respectively, and (1.2)% and 22.3% for the six months ended June 30, 2019 and 2018, respectively, which represent the effective tax rates on the consolidated GreenSky, Inc. entity inclusive of the income taxes on the portion of GS Holdings' earnings that are attributable to noncontrolling interests. The rates for the three and six months ended June 30, 2019 are reflective of the tax benefits from remeasurement of net deferred tax assets, warrant exercises and stock-based compensation deductions.

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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 3. Fair Value of Assets and Liabilities
The following table summarizes, by level within the fair value hierarchy, the carrying amounts and estimated fair values of our assets and liabilities measured at fair value on a recurring or nonrecurring basis or disclosed, but not carried, at fair value in the Unaudited Condensed Consolidated Balance Sheets as of the dates presented. There were no transfers into, out of, or between levels within the fair value hierarchy during any of the periods presented. Refer to Note 4, Note 7, Note 8 and Note 9 for additional information on these assets and liabilities.

	Level	June 30, 2019		December 31, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents(1)	1	$209,176	$209,176	$303,390	$303,390
Loan receivables held for sale, net(2)	2	2,798	3,299	2,876	3,552
Servicing assets(3)	3	8,966	8,966	—	—
Liabilities:
Finance charge reversal liability(3)	3	$164,979	$164,979	$138,589	$138,589
Term loan(1)	2	385,662	394,134	386,822	386,234
Interest rate swap(3)	2	2,125	2,125	—	—
Servicing liabilities(3)	3	3,347	3,347	3,016	3,016

(1)	Disclosed, but not carried, at fair value.

(2)	Measured at fair value on a nonrecurring basis.

(3)	Measured and carried at fair value on a recurring basis.
Cash and cash equivalents
Cash and cash equivalents are classified within Level 1 of the fair value hierarchy, as the primary component of the price is obtained from quoted market prices in an active market. The carrying amounts of our cash and cash equivalents approximate their fair values due to the short maturities and highly liquid nature of these accounts.
Loan receivables held for sale, net
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
Interest rate swap
In June 2019, we entered into a $350.0 million notional, four-year interest rate swap agreement to hedge changes in our cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. This swap involves the receipt of variable-rate amounts in exchange for fixed interest rate payments over the life of the agreement without an exchange of the underlying notional amount and was designated for accounting purposes as a cash flow hedge. The interest rate swap is carried at fair value on a recurring basis in the Unaudited Condensed Consolidated Balance Sheets and is classified within Level 2 of the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. The fair value was determined based on the

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.
Finance charge reversal liability
Our Bank Partners offer certain loan products that have a feature whereby the account holder is provided a promotional period to repay the loan principal balance in full without incurring a finance charge. For these loan products, we bill interest each month throughout the promotional period and, under the terms of the contracts with our Bank Partners, we are obligated to pay this billed interest to the Bank Partners if an account holder repays the loan balance in full within the promotional period. Therefore, the monthly process of billing interest on deferred loan products triggers a potential future finance charge reversal ("FCR") liability for the Company. The FCR component of our Bank Partner contracts qualifies as an embedded derivative. The FCR liability is not designated as a hedge for accounting purposes and, as such, changes in its fair value are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$149,598	$100,913	$138,589	$94,148
Receipts(1)	38,931	33,742	71,054	61,835
Settlements(2)	(62,332)	(46,834)	(122,211)	(89,672)
Fair value changes recognized in cost of revenue(3)	38,782	19,226	77,547	40,736
Ending balance	$164,979	$107,047	$164,979	$107,047

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
(United States Dollars in thousands, except per share data, unless otherwise stated)

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

Reversal rate	June 30, 2019	December 31, 2018
Range	60.0% - 96.8%	70.0% - 97.3%
Weighted average	87.7%	88.2%
The weighted averages in the above table were calculated by first determining the percentage of the reporting date FCR liability attributable to each category of deferred loan products for which a reversal rate assumption was determined. We then multiplied these weights by the unique reversal rate for each category and summed the resulting products.
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

	Aggregate Unpaid Balance			Proceeds
	Bank Partner loans	Loan receivables held for sale	Total(1)	Bank Partner loans	Loan receivables held for sale	Total
Three Months Ended June 30, 2019	$53,585	$360	$53,945	$7,427	$50	$7,477
Three Months Ended June 30, 2018	37,469	124	37,593	5,021	17	5,038
Six Months Ended June 30, 2019	107,237	1,027	108,264	14,782	141	14,923
Six Months Ended June 30, 2018	74,895	1,283	76,178	10,000	171	10,171

(1)
During the three months ended June 30, 2019 and 2018, $5,495 and $3,461, respectively, of the aggregate unpaid balance on cumulative transferred Charged-Off Receivables were recovered through our servicing efforts on behalf of our Charged-Off Receivables investors. During the six months ended June 30, 2019 and 2018, such recoveries on behalf of our Charged-Off Receivables investors were $10,655 and $6,680, respectively.

Term loan
The carrying value of our term loan is net of unamortized debt discount and debt issuance costs. The fair value of our term loan was determined using a discounted cash flow model based on observable market factors (such as changes in credit spreads for comparable benchmark companies) and credit factors specific to us. The fair value of our term loan is classified within Level 2 of the fair value hierarchy, as the inputs to the discounted cash flow model are generally observable and do not contain a high level of subjectivity.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Servicing assets and liabilities
We elected the fair value method to account for our servicing assets and liabilities to more appropriately reflect the value of the servicing rights in our Unaudited Condensed Consolidated Financial Statements. As a result of this election, our servicing assets and liabilities are carried at fair value on a recurring basis within other assets and other liabilities, respectively, in the Unaudited Condensed Consolidated Balance Sheets and are estimated using a discounted cash flow model. Servicing assets and liabilities are classified within Level 3 of the fair value hierarchy, as the primary components of the fair values are obtained from unobservable inputs based on peer market data, reasonably adjusted for assumptions that would be used by market participants to service our Bank Partner loans and transferred Charged-Off Receivables portfolios, for which market data is not available. Changes in the fair value of our servicing assets are recorded within servicing and other revenue and changes in the fair value of our servicing liabilities are recorded within other gains (losses) in the Unaudited Condensed Consolidated Statements of Operations. Contractually specified servicing fees recorded within servicing and other revenue in the Unaudited Condensed Consolidated Statements of Operations totaled $21,352 and $15,458 for the three months ended June 30, 2019 and 2018, respectively, and $40,985 and $29,789 for the six months ended June 30, 2019 and 2018, respectively. The cash flow impacts of our assets and liabilities that are measured at fair value on a recurring basis are included within net cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
The following table reconciles the beginning and ending fair value measurements of our servicing assets associated with Bank Partner loans during the periods presented. We did not have any servicing assets for the three and six months ended June 30, 2018.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Beginning balance	$—	$—
Additions	—	—
Fair value changes recognized in servicing and other revenue
Change in inputs or assumptions used in the valuation model	—	—
Other changes in fair value(1)	8,966	8,966
Ending balance	$8,966	$8,966

(1)	Primarily reflective of an increase to the contractually specified fixed servicing fee for one of our Bank Partners.
The following table reconciles the beginning and ending fair value measurements of our servicing liabilities associated with transferring our rights to Charged-Off Receivables during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$3,197	$2,187	$3,016	$2,071
Initial obligation from transfer of Charged-Off Receivables(1)	647	450	1,298	911
Fair value changes recognized in other gains (losses)
Change in inputs or assumptions used in the valuation model	—	—	—	—
Other changes in fair value(2)	(497)	(365)	(967)	(710)
Ending balance	$3,347	$2,272	$3,347	$2,272

(1)	Recognized in other gains (losses) in the Unaudited Condensed Consolidated Statements of Operations.

(2)	Represents the reduction of our servicing liabilities due to the passage of time and collection of loan payments.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Significant assumptions used in valuing our servicing assets and liabilities were as follows:
Cost of servicing: The cost of servicing represents the servicing rate a willing market participant would require to service loans with similar characteristics as the Bank Partner loans or Charged-Off Receivables. The cost of servicing is weighted based on the outstanding balance of the loans.
Discount rate: The discount rate reflects the time value of money adjusted for a risk premium and is within an observable range based on peer market data.
Weighted average remaining life: For Bank Partner loans, the weighted average remaining life is determined using the aggregate curves for each loan product type based on expected cumulative annualized rates of prepayments and defaults.
Recovery period: For Charged-Off Receivables, our recovery period was determined based on a reasonable recovery period for loans of these sizes and characteristics based on historical experience. We assumed that collection efforts for these loans will cease after five years, and the run-off of the portfolio will follow a straight-line methodology, adjusted for actual cash recoveries over time.
The following table presents quantitative information about the significant unobservable inputs used to value the Level 3 servicing assets and liabilities as of the dates presented.

Input	June 30, 2019		December 31, 2018
	Range	Weighted Average	Range	Weighted Average
Cost of servicing (basis points)(1)	57.5 - 108.0	105.9	62.5	62.5
Discount rate	18.0%	18.0%	18.0%	18.0%
Weighted average remaining life (years)	2.4 - 5.9	2.5	N/A	N/A
Recovery period (years)	3.1 - 4.9	4.2	3.6 - 4.9	4.3

(1)	The cost of servicing assumption as of December 31, 2018 relates only to Charged-Off Receivables, as the fair value measurement of servicing rights associated with Bank Partner loans was immaterial.
A significant increase or decrease in the market cost of servicing could have resulted in significantly lower or higher, respectively, servicing assets and higher or lower, respectively, servicing liabilities as of the measurement date.
A significant increase or decrease in the discount rate could have resulted in lower or higher, respectively, servicing assets and liabilities as of the measurement date.
The average remaining life is weighted by the unpaid balance of the Bank Partner loans as of the measurement date. The weighted average remaining life represents the period over which we expect to collect servicing fees on the Bank Partner loans and primarily changes based on expectations of loan prepayments and defaults. The change in expected prepayments and defaults has an inverse correlation with the weighted average remaining life. A significant increase or decrease in the expected weighted average remaining life could have resulted in significantly higher or lower servicing assets as of the measurement date.
The recovery period is weighted by the unpaid balance of previously transferred Charged-Off Receivables as of the measurement date. The recovery period reflects the length of time over which we expect to perform servicing activities and has an inverse correlation with the amount by which the servicing liability is reduced each reporting period. As such, a significant increase or decrease in the expected recovery period could have resulted in higher or lower, respectively, servicing liabilities.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 4. Loan Receivables Held for Sale
The following table summarizes the activity in the balance of loan receivables held for sale, net at lower of cost or fair value during the periods indicated.

	Six Months Ended June 30,
	2019	2018
Beginning balance	$2,876	$73,606
Additions	65,804	43,085
Proceeds from sales and borrower payments(1)	(66,714)	(71,687)
Decrease (increase) in valuation allowance	175	(220)
Transfers(2)	1,590	24
Write offs and other(3)	(933)	(1,319)
Ending balance	$2,798	$43,489

(1)
Includes accrued interest and fees, recoveries of previously charged-off loan receivables held for sale, as well as proceeds from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. We retain servicing arrangements on sold loan receivables with the same terms and conditions as loans that are originated by our Bank Partners. Income from loan receivables held for sale activities is recorded within interest income and other gains (losses) in the Unaudited Condensed Consolidated Statements of Operations. On March 27, 2019, we sold loan receivables held for sale to a Bank Partner in the amount of $63,673. On May 21, 2018 and June 27, 2018, we sold loan receivables held for sale to Bank Partners in the amounts of $9,552 and $50,614, respectively.

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

(3)
We received recovery payments of $25 and $33 during the six months ended June 30, 2019 and 2018, respectively. Recoveries of principal and finance charges and fees on previously written off loan receivables held for sale are recognized on a collected basis as other gains and interest income, respectively, in the Unaudited Condensed Consolidated Statements of Operations. Separately, during the six months ended June 30, 2019 and 2018, write offs and other were reduced by $141 and $171, respectively, related to cash proceeds received from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. The cash proceeds received were recorded within other income (expense), net in the Unaudited Condensed Consolidated Statements of Operations.

The following table presents activities associated with our loan receivable sales and servicing activities during the periods indicated. There were no gains or losses on sold loan receivables held for sale during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales of loans	$—	$60,166	$63,673	$60,166
Servicing fees	1,050	533	1,736	1,099
The following tables present information about sold loan receivables held for sale that are not recorded in our Unaudited Condensed Consolidated Balance Sheets, but with which we have a continuing involvement through our servicing arrangements with our Bank Partners. The sold loan receivables held for sale are pooled with other loans originated by the Bank Partners for purposes of determining escrow balances and incentive payments. The escrow balances represent our only direct exposure to potential losses associated with these sold loan receivables.

	June 30, 2019	December 31, 2018
Total principal balance	$361,692	$357,060
Delinquent loans (unpaid principal balance)	19,448	23,385

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net charge-offs (unpaid principal balance)	$4,407	$1,787	$8,207	$4,712
Note 5. Accounts Receivable
Accounts receivable consisted of the following as of the dates indicated.

	Accounts Receivable, Gross	Allowance for Losses	Accounts Receivable, Net
June 30, 2019
Transaction related	$20,777	$(384)	$20,393
Servicing related	2,229	—	2,229
Total	$23,006	$(384)	$22,622
December 31, 2018
Transaction related	$14,704	$(168)	$14,536
Servicing related	864	—	864
Total	$15,568	$(168)	$15,400
Note 6. Property, Equipment and Software
Property, equipment and software were as follows as of the dates indicated.

	June 30, 2019	December 31, 2018
Furniture	$3,142	$2,813
Leasehold improvements	4,688	4,171
Computer hardware	2,680	2,923
Software	13,011	8,344
Total property, equipment and software, at cost	23,521	18,251
Less: accumulated depreciation	(5,424)	(5,462)
Less: accumulated amortization	(3,903)	(2,557)
Total property, equipment and software, net	$14,194	$10,232
Note 7. Borrowings
Credit Agreement
In August 2017, we entered into a $450.0 million credit agreement (“Credit Agreement”), which provided for a $350.0 million term loan (“original term loan”) maturing on August 25, 2024 and a $100.0 million revolving loan facility maturing on August 25, 2022. The net proceeds from the term loan of $338.6 million, along with $7.9 million of cash, were set aside for a subsequent $346.5 million payment (which is occurring in stages) to certain equity holders and a related party. With the exception of the payments to the related party, which were related party expenses, the payments were accounted for as distributions. See Note 11 for distribution and payment details. As of June 30, 2019 and December 31, 2018, we had no borrowings under the revolving loan facility.
Amended Credit Agreement
In March 2018, we amended certain terms of our Credit Agreement ("Amended Credit Agreement"). The term loan and revolving loan facility under the Amended Credit Agreement are collectively referred to as the "Credit Facility." The Amended Credit Agreement replaced the original term loan with a $400.0 million term loan

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

(“modified term loan”) and extended the maturity date to March 29, 2025. Further, the interest margin on the modified term loan was reduced to 3.25% per annum. If not otherwise indicated, references to "term loan" prior to the date of the Amended Credit Agreement indicate the original term loan and references subsequent to the date of the Amended Credit Agreement indicate the modified term loan.
We contemporaneously settled the outstanding principal balance on the original term loan of $349.1 million with the issuance of the $400.0 million modified term loan. The net proceeds from the modified term loan were used to provide for distributions to certain equity holders and a related party prior to the Company's IPO. With the exception of the payments to the related party, which are related party expenses, the payments were accounted for as distributions. See Note 11 for distribution and payment details.
When our first lien net leverage ratio is above 1.50 to 1.00, we are subject to a quarterly commitment fee at a per annum rate of 0.50% on the daily unused amount of the revolving loan facility, inclusive of the aggregate amount available to be drawn under letters of credit, of which $10.0 million was available, but unused, as of June 30, 2019. This rate is reduced to 0.375% for any quarterly period in which our first lien net leverage ratio is equal to or below 1.50 to 1.00. For the three months ended June 30, 2019 and 2018, we recognized $95 and $96, respectively, of commitment fees within interest expense in the Unaudited Condensed Consolidated Statements of Operations. Commitment fees were $189 and $221 for the six months ended June 30, 2019 and 2018, respectively.
Key details of the term loan are as follows:

	June 30, 2019	December 31, 2018
Term loan, face value(1)	$395,000	$397,000
Unamortized debt discount(2)	(3,420)	(3,728)
Unamortized debt issuance costs(2)	(5,918)	(6,450)
Term loan	$385,662	$386,822

(1)	The principal balance of the term loan is scheduled to be repaid on a quarterly basis at an amortization rate of 0.25% per quarter through December 31, 2024, with the balance due at maturity.

(2)
For the three months ended June 30, 2019 and 2018, debt discount of $154 and $155, respectively, and debt issuance costs of $266 and $268, respectively, were amortized into interest expense in the Unaudited Condensed Consolidated Statements of Operations. For the six months ended June 30, 2019 and 2018, debt discount of $308 and $283, respectively, and debt issuance costs of $532 and $557, respectively, were amortized into interest expense.

Interest Rate Swap
In June 2019, we entered into an interest rate swap agreement to hedge changes in cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan. This interest rate swap was designated for accounting purposes as a cash flow hedge. See Note 8 for additional derivative disclosures.
Covenants
We were in compliance with all covenants, both financial and non-financial, as of June 30, 2019 and December 31, 2018.
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
Note 8. Derivative Instruments
The Company does not hold or use derivative instruments for trading purposes.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Derivative Instruments Designated as Hedges
Interest rate fluctuations expose our variable-rate term loan to changes in interest expense and cash flows. As part of our risk management strategy, we may use interest rate derivatives, such as interest rate swaps, to manage our exposure to interest rate movements.
In June 2019, we entered into a $350.0 million notional, four-year interest rate swap agreement to hedge changes in cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan. This agreement involves the receipt of variable-rate amounts in exchange for fixed interest rate payments over the life of the agreement without an exchange of the underlying notional amount. This interest rate swap was designated for accounting purposes as a cash flow hedge. As such, changes in the interest rate swap’s fair value are deferred in accumulated other comprehensive income (loss) in the Unaudited Condensed Consolidated Balance Sheets and are subsequently reclassified into interest expense in each period that a hedged interest payment is made on our variable-rate term loan.
As of June 30, 2019, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	Notional Amount	Fixed Interest Rate	Termination Date
Interest rate swap	$350,000	1.80%	June 30, 2023
Derivative Instruments Not Designated as Hedges
The FCR component of our Bank Partner contracts qualifies as an embedded derivative. The FCR liability is not designated as a hedge for accounting purposes and, as such, changes in its fair value are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. See Note 3 for additional information on finance charge reversals.
Derivative Instruments on our Unaudited Condensed Consolidated Financial Statements
The following table presents the fair values and Unaudited Condensed Consolidated Balance Sheets locations of our derivative instruments as of the dates indicated.

	Balance Sheet Location	June 30, 2019	December 31, 2018
Designated as cash flow hedges
Interest rate swap	Other liabilities	$2,125	$—
Not designated as hedges
FCR liability	Finance charge reversal liability	$164,979	$138,589
The following table presents the impacts of our derivative instruments on our Unaudited Condensed Consolidated Statements of Operations for the periods indicated, for which the interest rate swap had no impact during any of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Not designated as hedges
FCR liability – change in fair value recorded in cost of revenue	$38,782	$19,226	$77,547	$40,736
Our derivative instrument activities are included within operating cash flows in our Unaudited Condensed Consolidated Statements of Cash Flows.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the components of accumulated other comprehensive income (loss) associated with our cash flow hedge, which are net of income taxes and exclude amounts pertaining to

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

noncontrolling interests. There was no accumulated other comprehensive income (loss) activity during the three and six months ended June 30, 2018.

Cash Flow Hedge
Three months ended June 30, 2019
Beginning balance as of March 31, 2019	$—
Other comprehensive income (loss) before reclassifications	(558)
Ending balance as of June 30, 2019	$(558)
Six months ended June 30, 2019
Beginning balance as of December 31, 2018	$—
Other comprehensive income (loss) before reclassifications	(558)
Ending balance as of June 30, 2019	$(558)
There were no reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2019. Based on the current interest rate environment, the Company estimates that approximately $0.5 million of net unrealized gains (losses) reported in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.
Note 9. Other Liabilities
The following table details the components of other liabilities in the Unaudited Condensed Consolidated Balance Sheets as of the dates indicated.

	June 30, 2019	December 31, 2018
Transaction processing liabilities	$20,003	$4,958
Servicing liabilities(1)	3,347	3,016
Distributions payable(2)	7,105	10,066
Interest rate swap(3)	2,125	—
Tax related liabilities(4)	4,224	4,412
Deferred lease liabilities(5)	—	2,489
Accruals and other liabilities	8,592	10,736
Total other liabilities	$45,396	$35,677

(1)	We elected the fair value method to account for our servicing liabilities. Refer to Note 3 for additional information.

(2)	Related party distributions payable are not included in this balance, but rather are included within related party liabilities.

(3)	Refer to Note 3 and Note 8 for additional information on our interest rate swap, which was in a liability position as of June 30, 2019.

(4)
Tax related liabilities primarily include a liability for uncertain tax positions and certain taxes payable related to the Reorganization Transactions. Refer to Note 13 for additional information on tax related liabilities.

(5)
Deferred lease liabilities were calculated in accordance with legacy lease guidance in ASC 840, Leases, for the amount presented as of December 31, 2018. Under the new lease guidance codified in ASC 842, Leases, which we adopted on January 1, 2019, we recorded operating lease liabilities separately on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2019. See Note 1 and Note 14 for additional information on our lease accounting.

Note 10. Noncontrolling Interests
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when GS Holdings has positive or negative net assets, respectively.
As of June 30, 2019, GreenSky, Inc. had 61,772,014 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of Holdco Units. During the three and six months ended June 30, 2019, GreenSky, Inc. had a weighted average ownership interest in GS Holdings of 34.7% and 33.4%, respectively.
Note 11. Stockholders Equity (Deficit)
Treasury Stock
As of June 30, 2019, there were 13,584,297 shares of Class A common stock held in treasury, including purchases of 13,425,688 shares of Class A common stock at a cost of $146.1 million and 158,609 shares associated with forfeited restricted Class A common stock awards. There were no reissuances of treasury shares during the six months ended June 30, 2019.
Warrant Exercises
In January 2019, a warrant issued in January 2014 for 1,304,640 Holdco Units was fully exercised on a cashless basis, which resulted in the issuance of 1,180,163 Holdco Units and an equal number of shares of Class B common stock.
Distributions
The following table summarizes activity associated with our non-tax distributions and payments, as well as our tax distributions during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Remaining Reserved Payment(1)
(in millions)	2019	2018	2019	2018
Non-tax distributions previously declared and paid upon vesting:
Credit Agreement Distributions(2)
Distributions	$0.8	$48.8	$2.0	$50.0	$4.7
Related party payments	0.6	1.0	0.6	1.1	—
Special Operating Distributions(3)
Distributions	0.4	25.2	1.0	25.2	2.4
Related party payments	0.2	1.0	0.2	1.0	—
Tax distributions	13.1	32.8	14.0	50.9	N/A
Total	$15.1	$108.8	$17.8	$128.2	$7.1

(1)	As of June 30, 2019, all remaining portions of the non-tax distributions were recorded within other liabilities in the Unaudited Condensed Consolidated Balance Sheets.

(2)	See Note 7 for discussion of distributions using the proceeds from our borrowings.

(3)
In May 2018, we declared a special operating distribution of $26.2 million, a portion of which was declared to a related party. In December 2017, we declared a $160.0 million special cash distribution to GS Holdings unit holders and holders of profits interests.

Note 12. Share-Based Compensation
We recorded share-based compensation expense of $3,271 and $1,850 for the three months ended June 30, 2019 and 2018, respectively, and $5,936 and $2,851 for the six months ended June 30, 2019 and 2018, respectively, which is included within compensation and benefits expense in the Unaudited Condensed Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Class A Common Stock Options
Class A common stock option ("Options") activity was as follows during the periods indicated:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018

	Number of Options	Weighted Average Exercise Price	Number of Options
Outstanding at beginning of period	8,053,292	$5.25	9,821,884
Granted prior to Reorganization Transactions and IPO(1)	N/A	N/A	340,000
Exercised prior to Reorganization Transactions and IPO(2)(3)	N/A	N/A	(270,000)
Forfeited prior to Reorganization Transactions and IPO	N/A	N/A	(260,000)
Effect of Reorganization Transactions and IPO	N/A	N/A	(186,772)
Granted after the Reorganization Transactions and IPO(1)	1,290,012	12.55	622,500
Exercised after Reorganization Transactions and IPO(2)(3)	(851,401)	2.47	—
Forfeited after Reorganization Transactions and IPO	(148,819)	9.84	(160,000)
Expired after Reorganization Transactions and IPO(4)	(1,500)	14.95	—
Outstanding at end of period(5)	8,341,584	$6.58	9,907,612
Exercisable at end of period(5)(6)	5,242,936	$2.48	7,161,832

(1)	Weighted average grant date fair value of Options granted during the six months ended June 30, 2019 and 2018 was $3.80 and $6.34, respectively.

(2)
The total intrinsic value of Options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, during the six months ended June 30, 2019 and 2018 was $4.6 million and $1.2 million, respectively.

(3)
Employees paid $0.3 million to the Company during the six months ended June 30, 2019 to exercise Options, which resulted in the issuance of 34,897 shares of Class A common stock. In addition, the Company paid withholding taxes of $1.6 million during the six months ended June 30, 2019 related to cashless Option exercises, which resulted in the issuance of 246,396 shares of Class A common stock. Employees paid $0.3 million to the Company during the six months ended June 30, 2018 to exercise GS Holdings options, which resulted in the issuance of 30,516 Holdco Units. Additionally, during this same period, 210,000 GS Holdings options were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 38,637 Holdco Units. The Company paid withholding taxes of $0.5 million during the six months ended June 30, 2018 related to cashless GS Holdings option exercises.

(4)	Expired Options represent vested, underwater Options that were not exercised by terminated employees within 30 days from the employment termination date, as stipulated in the Option award agreements.

(5)	The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of the date indicated:

June 30, 2019
Aggregate intrinsic value (in millions)
Options outstanding	$31.7
Options exercisable	$29.8
Weighted average remaining term (in years)
Options outstanding	5.8
Options exercisable	4.1

(6)	The total fair value, based on grant date fair value, of Options that vested during the six months ended June 30, 2019 and 2018 was $1.4 million and $0.6 million, respectively.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Profits Interests
As part of the Reorganization Transactions, profits interests were converted into Holdco Units, which remain subject to the same service vesting requirements as the original profits interests. Therefore, there was no profits interests activity during the six months ended June 30, 2019. Profits interests activity was as follows during the period indicated:

Six Months Ended June 30, 2018

Number of Profits Interests
Outstanding at beginning of period	14,061,530
Granted(1)	2,920,000
Forfeited	(800,000)
Outstanding at end of period(2)	16,181,530

(1)	Weighted average grant date fair value of profits interests granted during the six months ended June 30, 2018 was $4.47.

(2)	The total fair value based on grant date fair value of profits interests that vested during the six months ended June 30, 2018 was $0.4 million.
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

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018

	Number of Holdco Units	Weighted Average Grant Date Fair Value	Number of Holdco Units
Unvested at beginning of period	2,514,856	$23.00	—
Effect of Reorganization Transactions and IPO	N/A	N/A	3,172,843
Granted	—	—	—
Forfeited	(273,734)	23.00	—
Vested(1)	(659,527)	23.00	—
Unvested at end of period	1,581,595	$23.00	3,172,843

(1)	The total fair value, based on grant date fair value, of previously unvested Holdco Units that vested during the six months ended June 30, 2019 and 2018 was $15.2 million and $0, respectively.
Restricted Stock Awards
As part of the Reorganization Transactions and IPO, outstanding profits interests in GS Holdings were converted into vested and unvested Class A common stock based on the prevailing profits interests thresholds and the IPO price of $23.00 per share. The converted unvested Class A common stock awards are subject to the same service vesting requirements as the original profits interests and are not subject to post-vesting restrictions.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Subsequent to the Reorganization Transactions and IPO, we granted restricted stock awards in the form of unvested Class A common stock to certain employees that vest ratably over a three or four-year period based on continued employment at the Company and to certain non-employee directors that vest one year from grant date based on continued service on the Board of Directors ("Board"). Unvested Class A common stock activity was as follows during the periods indicated:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018

	Class A common stock	Weighted Average Grant Date Fair Value	Class A common stock
Unvested at beginning of period	454,561	$19.08	—
Effect of Reorganization Transactions and IPO	N/A	N/A	255,904
Granted	1,873,512	12.76	—
Forfeited(1)	(146,859)	15.07	—
Vested(2)	(66,789)	23.00	(6,696)
Unvested at end of period	2,114,425	$13.64	249,208

(1)	Forfeited shares of unvested Class A common stock associated with restricted stock awards are held in our treasury stock account. Refer to Note 11 for additional information on our treasury stock.

(2)
The total fair value, based on grant date fair value, of previously unvested Class A common stock that vested during the six months ended June 30, 2019 and 2018 was $1.5 million and $0.2 million, respectively.

Note 13. Income Taxes
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
The Company’s effective tax rate for the three and six months ended June 30, 2019 was (12.9)% and (12.2)%, respectively, and the Company recorded $4.5 million and $5.1 million of income tax benefit for the three and six months ended June 30, 2019, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2019 were less than our combined federal and state statutory tax rate of 24.1%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests. Further, the effective tax rates for the three and six months ended June 30, 2019 include the effects of remeasuring net deferred tax assets due to a change in state tax rates and warrant and stock-based compensation deductions, which are required to be recorded discretely in the interim period in which those items occur. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax; therefore, the effective tax rate can vary from period to period.
The Company's effective tax rate for the three and six months ended June 30, 2018 was 3.8% and 2.6%, respectively, and the Company recorded $1.6 million of income tax expense for the three and six months ended June 30, 2018, respectively. The Company's effective tax rates for the three and six months ended June 30, 2018 were less than our combined federal and state statutory tax rate of 23.5%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests, and prior to the Reorganization Transactions, GS Holdings' earnings were completely exempt from federal corporate income taxation.
As of June 30, 2019 and December 31, 2018, the total liability related to uncertain tax positions was $3.4 million. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were immaterial as of June 30, 2019, and therefore did not impact the effective income tax rate. The Company anticipates that the liability for unrecognized

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

tax benefits could decrease by up to $3.4 million within the next twelve months due to the Company filing a non-automatic method change with the Internal Revenue Service.
Deferred tax assets, net of $360.0 million and $307.0 million as of June 30, 2019 and December 31, 2018, respectively, relate primarily to the basis difference in our investment in GS Holdings. This basis difference arose primarily as a result of the Reorganization Transactions, the IPO and subsequent exchanges of Class B common stock for Class A common stock.
As of June 30, 2019, we concluded based on the weight of all available positive and negative evidence that all of our deferred tax assets are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
On May 23, 2018, we entered into a tax receivable agreement ("TRA") that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of: (i) increases in our share of the tax basis in the net assets of GS Holdings resulting from any redemptions or exchanges of Holdco Units and from our acquisition of the equity of certain of the Former Corporate Investors; (ii) tax basis increases attributable to payments made under the TRA; and (iii) deductions attributable to imputed interest pursuant to the TRA (the "TRA Payments"). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in GS Holdings or us. The rights of each member of GS Holdings that is a party to the TRA are assignable to transferees of their respective Holdco Units. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable.
As of June 30, 2019, the Company had a liability of $303.2 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Unaudited Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2019, we made a payment, inclusive of interest, of $4.7 million to members of GS Holdings pursuant to the TRA.
Note 14. Commitments, Contingencies and Guarantees
Commitments
Leases
As discussed in Note 1, we adopted the provisions of ASU 2016-02 as of January 1, 2019. Periods subsequent to this adoption date are presented and disclosed in accordance with ASC 842, Leases, while comparative periods continue to be presented and disclosed in accordance with legacy guidance in ASC 840, Leases.
In accordance with ASC 842, we determine if an arrangement is or contains a lease at inception of the contract. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We primarily lease our premises under multi-year, non-cancelable operating leases. Operating leases are included in operating lease ROU assets and operating lease liabilities in our Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2019, we did not have any finance leases.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The operating lease ROU assets are increased by any prepaid lease payments and are reduced by any unamortized lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Base rent is typically subject to rent escalations on each annual anniversary from the lease commencement dates. Lease expense for lease payments, including any step rent provisions specified in the lease agreements, is recognized on a straight-line basis over the lease term and is included within property, office and technology and related party expenses in the Unaudited Condensed Consolidated Statements of Operations. Operating lease cost was $973 and $812 for the three months ended June 30, 2019 and 2018, respectively, and $1,784 and $1,556 for the six months ended June 30, 2019 and 2018, respectively. See Note 15 for additional information regarding office space leased from a related party.
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
As of June 30, 2019, we did not have any operating leases that had not yet commenced.
Supplemental cash flow and noncash information related to our operating leases were as follows for the period indicated.

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$1,927
Noncash operating lease ROU assets obtained in exchange for operating lease liabilities
Resulting from our adoption of ASU 2016-02	$11,279
Resulting from new or modified leases	2,975
Supplemental balance sheet information related to our operating leases was as follows as of the date indicated.

June 30, 2019
Operating lease ROU assets	$12,895
Operating lease liabilities	$15,761
Weighted average remaining lease term (in years)	3.7
Weighted average discount rate	5.7%

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

For the periods presented, maturities of operating lease liabilities as of the date indicated and a reconciliation of the total undiscounted cash flows to the operating lease liabilities in the Unaudited Condensed Consolidated Balance Sheets, were as follows in accordance with ASC 842:

June 30, 2019
Remainder of 2019	$2,041
2020	4,759
2021	4,892
2022	3,704
2023	1,501
Thereafter	814
Total lease payments	$17,711
Less: imputed interest	(1,950)
Operating lease liabilities	$15,761
For the periods presented, future minimum lease payments under leases entered into as of the date indicated (inclusive of leases that had not yet commenced) were as follows in accordance with ASC 840:

December 31, 2018
2019	$3,871
2020	4,073
2021	4,173
2022	3,087
2023	1,238
Thereafter	542
Total minimum lease payments	$16,984
Covenants
Our transaction processor and some Bank Partners impose financial covenants upon our wholly owned subsidiary, GSLLC. As of June 30, 2019 and December 31, 2018, GSLLC was in compliance with all financial covenants. See Note 7 to the Unaudited Condensed Consolidated Financial Statements for discussion of financial and non-financial covenants associated with our borrowings.
Other Commitments
As of June 30, 2019 and December 31, 2018, the outstanding open and unused line of credit on approved loan receivables held for sale was $1.9 million and $3.0 million, respectively, for which we did not record a provision in the Unaudited Condensed Consolidated Financial Statements.
For certain Bank Partners, we maintain a restricted cash balance based on a contractual percentage of the total interest billed on outstanding deferred interest loans that are within the promotional period less previous FCR on such outstanding loans. As of June 30, 2019 and December 31, 2018, restricted cash in the Unaudited Condensed Consolidated Balance Sheets includes $55.9 million and $49.8 million, respectively, associated with these arrangements.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Further, from time to time, we place Bank Partner loans on non-accrual and non-payment status (“Pended Status”) while we investigate consumer loan balance inquiries, which may arise from disputed charges related to work performed by third-party merchants. As of June 30, 2019, Bank Partner loan balances in Pended Status were $16.1 million. While it is management’s expectation that most of these loan balance inquiries will be resolved without incident, in certain instances we may determine that it is appropriate for the Company to permanently reverse the loan balance and assume the economic responsibility for the loan balance itself. We record a liability for these instances. As of June 30, 2019, our liability for potential Pended Status future losses was $5.9 million.
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
The Company and its officers and directors named in the Consolidated Cases intend to defend themselves vigorously in all respects in regard thereto. Under certain circumstances, the Company may be obligated to indemnify some or all of the other defendants in the Consolidated Cases. As the Company has not determined that the likelihood of loss with respect to the Consolidated Cases is probable, the Company has not recorded any liability as of June 30, 2019 with respect to either of such actions.
It is our policy to recognize legal fees as they are incurred when legal services are provided within general and administrative expense in our Unaudited Condensed Consolidated Statements of Operations. As it relates to ongoing legal proceedings, we estimate the aggregate range of reasonably possible losses in excess of amounts previously recognized and inclusive of additional potential legal fees to be up to approximately $4.0 million.
Financial Guarantees
Under the terms of the contracts with our Bank Partners, we provide limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses by holding cash in restricted, interest-bearing escrow accounts in an amount equal to a contractual percentage of the Bank Partners’ monthly originations and month-end outstanding portfolio balance. The Company’s maximum exposure to Bank Partner portfolio credit losses is limited to the contractual restricted cash balance, which was $125.5 million as of June 30, 2019. The estimated value of the financial guarantee was $1.2 million as of June 30, 2019, representing the amount of payments to Bank Partners from these escrow accounts that are expected to be probable of occurring based on current Bank Partner portfolio composition. This estimated obligation was recorded within other liabilities in the Unaudited Condensed Consolidated Balance Sheets. Recorded financial guarantees are typically settled within one year of the initial measurement of the liabilities. In estimating the obligation, we consider a variety of factors, including historical experience and management’s expectations of current customer delinquencies converting into Bank Partner portfolio losses. We do not expect to directly recover any losses associated with this financial guarantee.
One of our Bank Partners, Regions Bank, indicated that it has made a strategic decision to reduce its use of indirect lending programs and we currently do not anticipate its origination commitment will be renewed when it expires in the fourth quarter of this year. The parties are evaluating various alternatives with respect to Regions’ loan portfolio. Certain of these alternatives could require us to make payments from the Regions escrow account in future periods under our guarantee arrangement. The estimated amount of reasonably possible losses associated with such payments could range from $0 to approximately $16.0 million among the various alternatives under evaluation. As the Company has not determined that the likelihood of any amount of loss with respect to the Regions escrow account is probable of occurring, the Company has not recorded any liability as of June 30, 2019 with respect to this matter.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 15. Related Party Transactions
Leases
We lease office space from a related party under common management control for which lease expense is recognized within related party expenses in the Unaudited Condensed Consolidated Statements of Operations and for which operating lease ROU assets and operating lease liabilities are recognized within those respective line items in the Unaudited Condensed Consolidated Balance Sheets. Total operating lease cost related to this office space was $432 and $441 for the three months ended June 30, 2019 and 2018, respectively, and $869 and $813 for the six months ended June 30, 2019 and 2018, respectively. Operating lease ROU assets and operating lease liabilities related to this office space were $5.8 million and $7.0 million, respectively, as of June 30, 2019.
Contractual and Other Arrangements
In August 2018, we entered into an agreement in which an unrelated third party acted as a placement agent in connection with certain Charged-Off Receivables transfers and received a fee from us based on the proceeds received from such transfers. In performing these services, the third party agreed to use an affiliate of a member of the Board and, as such, we determined this arrangement to be related party in nature. In December 2018, the unrelated third party assigned its role in the agreement to the affiliate entity itself; therefore, the arrangement remains a related party transaction. We incurred expenses related to this arrangement of $150 and $249 during the three and six months ended June 30, 2019, respectively, which are presented within related party expenses in the Unaudited Condensed Consolidated Statements of Operations. There was no payable related to this arrangement as of June 30, 2019 and December 31, 2018.
We entered into non-interest bearing loan agreements with certain non-executive employees for which the remaining outstanding balances are forgiven ratably over designated periods based on continued employment with the Company. As of June 30, 2019 and December 31, 2018, the remaining outstanding balances on these loan agreements were $100 and $142, respectively, which are presented within related party receivables in the Unaudited Condensed Consolidated Balance Sheets.
There were no equity-based payments to non-employees that resulted in related party expenses during the three and six months ended June 30, 2019 and 2018.
Distributions
As of June 30, 2019, there were no unpaid portions of related party distributions or reserved payments recorded within related party liabilities in the Unaudited Condensed Consolidated Balance Sheets. See Note 11 for distribution and payment details.
Financing Partner Arrangement
In June 2018, the outstanding receivables owned by affiliates of two members of our Board pursuant to a November 2016 agreement were sold to a Bank Partner, which is not a related party, and continue to be serviced by us. In connection with that receivable sale, the related party financing partners ended this servicing agreement with us. As of June 30, 2019 and December 31, 2018, we no longer had any such related party arrangements.
Unaudited Condensed Consolidated Statements of Operations effects associated with our related party financing partners were as follows during the period indicated.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Servicing and other	$26	$54
Related party expenses(1)	(211)	—

(1)	Expenses incurred related to related party financing partner credit losses.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 16. Segment Reporting
We conduct our operations through a single operating segment and, therefore, one reportable segment. There are no significant concentrations by state or geographical location, nor are there any significant individual customer concentrations by balance.
Note 17. Variable Interest Entities
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
Further, management concluded that GreenSky, Inc. is GS Holdings' primary beneficiary based on two conditions. First, GreenSky, Inc., in its capacity as managing member with sole voting rights, has the power to direct the activities of GS Holdings that most significantly impact its economic performance, including selecting, terminating and setting the compensation of management responsible for implementing GS Holdings' policies and procedures, as well as establishing the strategic, operating and capital decisions of GS Holdings in the ordinary course of business. Second, GreenSky, Inc. has an obligation to absorb potential losses of GS Holdings or the right to receive potential benefits from GS Holdings in proportion to its weighted average ownership interest, which was 34.7% and 33.4% for the three and six months ended June 30, 2019, respectively. Management considers this exposure to be significant to GS Holdings. As the primary beneficiary, GreenSky, Inc. consolidates the results of GS Holdings for financial reporting purposes under the variable interest consolidation model guidance in ASC 810.
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
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table presents the balances related to GS Holdings that are included in the Unaudited Condensed Consolidated Balance Sheets, as well as GreenSky, Inc.'s interest in the variable interest entity at the dates indicated.

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$203,290	$294,364
Restricted cash	200,252	155,109
Loan receivables held for sale, net	2,798	2,876
Accounts receivable, net	22,622	15,400
Related party receivables	100	142
Property, equipment and software, net	14,194	10,232
Operating lease right-of-use assets	12,895	—
Other assets	17,866	7,448
Total assets	$474,017	$485,571

Liabilities and Members Equity (Deficit)
Liabilities
Accounts payable	$14,430	$5,357
Accrued compensation and benefits	6,858	8,484
Other accrued expenses	1,308	1,015
Finance charge reversal liability	164,979	138,589
Term loan	385,662	386,822
Related party liabilities	—	825
Operating lease liabilities	15,761	—
Other liabilities	41,172	31,264
Total liabilities	630,170	572,356

Members Equity (Deficit)
Equity (deficit) attributable to Continuing LLC Members	(108,495)	(60,349)
Equity (deficit) attributable to GreenSky, Inc.	(47,658)	(26,436)
Total members equity (deficit)	(156,153)	(86,785)
Total liabilities and members equity (deficit)	$474,017	$485,571
The following table reflects the impact of consolidation of GS Holdings into the Unaudited Condensed Consolidated Statements of Operations for the period indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue	$138,695	$105,704	$242,395	$191,030
Total costs and expenses	92,189	58,896	184,401	120,645
Operating profit	46,506	46,808	57,994	70,385
Total other income (expense), net	(5,377)	(4,398)	(10,059)	(9,371)
Net income	$41,129	$42,410	$47,935	$61,014

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table reflects the cash flow impact of GS Holdings on the Unaudited Condensed Consolidated Statements of Cash Flows for the periods indicated.

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$89,789	$109,604
Net cash used in investing activities	(7,123)	(2,707)
Net cash used in financing activities	(128,597)	(81,669)

Net increase (decrease) in cash and cash equivalents and restricted cash	(45,931)	25,228
Cash and cash equivalents and restricted cash at beginning of period	449,473	353,838
Cash and cash equivalents and restricted cash at end of period	$403,542	$379,066
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (United States Dollars in thousands, except per share data and unless otherwise indicated)

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q, as well as the Audited Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2018 Form 10-K filed with the Securities and Exchange Commission on March 15, 2019. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under Part II, Item 1A “Risk Factors” in this Form 10-Q.
Organization
GreenSky, Inc. (or the "Company," "we" or "our") was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an initial public offering ("IPO") of its Class A common stock and certain Reorganization Transactions in order to carry on the business of GreenSky Holdings, LLC (“GS Holdings”) and its consolidated subsidiaries. GS Holdings, a holding company with no operating assets or operations, was organized in August 2017. On August 24, 2017, GS Holdings acquired a 100% interest in GreenSky, LLC ("GSLLC"), a Georgia limited liability company, which is an operating entity. Common membership interests of GS Holdings are referred to as "Holdco Units." See Note 1 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for a detailed discussion of the Reorganization Transactions (as defined in that note) and the IPO.
Executive Summary
As of and for the three and six months ended June 30, 2019 relative to the same periods in 2018, we achieved growth in active merchants, transaction volume and total revenue. Transaction volume (as defined below) was $1.6 billion during the three months ended June 30, 2019, representing an increase of 20% from $1.3 billion during the three months ended June 30, 2018. Transaction volume was $2.8 billion during the six months ended June 30, 2019, representing an increase of 20% from $2.4 billion during the six months ended June 30, 2018. Active merchants totaled 16,603 as of June 30, 2019, representing an increase of 24% from 13,440 as of June 30, 2018. Total revenue of $138.7 million during the three months ended June 30, 2019 increased by 31% from $105.7 million during the same period in 2018. Total revenue of $242.4 million during the six months ended June 30, 2019 increased by 27% from $191.0 million during the same period in 2018.

Net income of $39.2 million during the three months ended June 30, 2019 decreased from $40.8 million during the same period in 2018. Net income of $46.6 million during the six months ended June 30, 2019 decreased from $59.4 million during the same period in 2018. Adjusted EBITDA (as defined below) of $52.9 million during the three months ended June 30, 2019 increased from $51.9 million during the same period in 2018. Adjusted EBITDA of $71.3 million during the six months ended June 30, 2019 decreased from $79.2 million during the same period in 2018.
While total revenue increased year over year, the decreases in net income and Adjusted EBITDA were primarily due to: (i) the increase in the fair value change in finance charge reversal liability resulting from (a) growth in our loan servicing portfolio, (b) the combination of a higher mix of deferred interest loans and an increase in the annual percentage rate of deferred interest loans, (c) an increase in credit losses, and (d) an increase in contracted Bank Partner portfolio yields; and (ii) higher servicing, origination and operating expenses to support our growth and increased requirements as a public company.
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
The origination related and finance charge reversal components of our cost of revenue also are subject to these same seasonal factors, while the servicing related component of cost of revenue, in particular customer service staffing, printing and postage costs, is not as closely correlated to seasonal volume patterns. As transaction volume increases, the transaction volume related personnel costs, as well as costs related to credit and identity verification, among other activities, increase as well. Further, finance charge reversal settlements are positively correlated with transaction volume in the same period of the prior year. As prepayments on deferred interest loans, which trigger finance charge reversals, typically are highest towards the end of the promotional period, and promotional periods are most commonly 12, 18 or 24 months, finance charge reversal settlements follow a similar seasonal pattern as transaction volumes over the course of a calendar year.
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
2019 Developments
Specific key developments and results during the six months ended June 30, 2019 include:

•
We achieved significant growth over the six months ended June 30, 2018 in each of our key business metrics of active merchants (24%), transaction volume (20%), loan servicing portfolio (31%) and cumulative consumer accounts (39%);

•	We purchased 8.7 million additional shares of our Class A common stock at an incremental cost of $102.2 million under our share repurchase program, which are held in treasury;

•
We recognized a servicing asset of $9.0 million primarily associated with an increase to the contractual fixed servicing fee for one of our Bank Partners, which positively impacted servicing and other revenue; and

•	We entered into a $350.0 million notional, four-year interest rate swap agreement to hedge changes in cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan.
As announced on August 6, 2019, the Company's Board of Directors ("Board"), working together with its senior management team and legal and financial advisors, has commenced a process to explore, review and evaluate a range of potential strategic alternatives focused on maximizing stockholder value. The Board has not set a timetable for this process nor has it made any decisions related to strategic alternatives at this time, and there is no assurance that the Board’s exploration of strategic alternatives will result in any change of strategy or transaction being entered into or consummated or, if a transaction is undertaken, as to its terms, structure or timing. The Company does not intend to make further public comment regarding these matters unless and until the Board has approved a specific transaction or alternative or otherwise concludes its review.
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
During the three and six months ended June 30, 2019, management removed the EBITDA adjustment for the non-cash impact of the initial recognition and subsequent fair value changes in our servicing liabilities, as the fair value measurements of our servicing rights are becoming a more significant component of our core business model. The Adjusted EBITDA measures for the three and six months ended June 30, 2018 were adjusted accordingly, which resulted in decreases of those measures by $85 and $201, respectively.
During the three and six months ended June 30, 2019, management removed the EBITDA adjustment for non-corporate tax expenses, which are recorded within general and administrative expenses in our Unaudited Condensed Consolidated Statements of Operations, to align the adjustment with our corporate tax expense. The Adjusted EBITDA measures for the three and six months ended June 30, 2018 were adjusted accordingly, which resulted in decreases of those measures by $146 and $212, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$39,193	$40,816	$46,594	$59,420
Interest expense	6,323	5,787	12,566	11,378
Tax expense (benefit)	(4,466)	1,594	(5,061)	1,594
Depreciation and amortization	1,695	1,067	3,162	2,037
Equity-related expense(1)	3,275	1,854	5,943	2,859
Transaction expenses(2)	6,383	759	6,383	1,882
Non-recurring expenses(3)	524	—	1,740	—
Adjusted EBITDA	$52,927	$51,877	$71,327	$79,170

(1)	Includes equity-based compensation to employees and directors, as well as equity-based payments to non-employees.

(2)
For the three and six months ended June 30, 2019, includes loss on remeasurement of our tax receivable agreement liability. For the three and six months ended June 30, 2018, includes certain costs associated with our IPO, which were not deferrable against the proceeds of the IPO. Further, includes certain costs, such as legal and debt arrangement costs, related to our March 2018 term loan upsizing.

(3)
For the three months ended June 30, 2019, includes legal fees associated with IPO related litigation. For the six months ended June 30, 2019, includes the following: (i) legal fees associated with IPO related litigation of $959, (ii) one-time tax compliance fees related to filing the final tax return for the Former Corporate Investors associated with the Reorganization Transactions of $160, and (iii) lien filing expenses related to certain Bank Partner solar loans of $621.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$39,193	$40,816	$46,594	$59,420
Transaction expenses(1)	6,383	759	6,383	1,882
Non-recurring expenses(2)	524	—	1,740	—
Incremental pro forma tax expense(3)	(12,481)	(8,038)	(14,620)	(12,439)
Pro Forma Net Income	$33,619	$33,537	$40,097	$48,863

(1)
For the three and six months ended June 30, 2019, includes loss on remeasurement of our tax receivable agreement liability. For the three and six months ended June 30, 2018, includes certain costs associated with our IPO, which were not deferrable against the proceeds of the IPO. Further, includes certain costs, such as legal and debt arrangement costs, related to our March 2018 term loan upsizing.

(2)
For the three months ended June 30, 2019, includes legal fees associated with IPO related litigation. For the six months ended June 30, 2019, includes the following: (i) legal fees associated with IPO related litigation of $959, (ii) one-time tax compliance fees related to filing the final tax return for the Former Corporate Investors associated with the Reorganization Transactions of $160, and (iii) lien filing expenses related to certain Bank Partner solar loans of $621.

(3)
Represents the incremental tax effect on net income, adjusted for transaction and non-recurring expenses, assuming that all consolidated net income was subject to corporate taxation at a full year effective tax rate of 19.25% for the three and six months ended June 30, 2019 and 22.3% for the three and six months ended June 30, 2018.

Business Metrics
We review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends, formulate plans and make strategic decisions, including the following.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Active Merchants
Number (at end of period)	16,603	13,440	16,603	13,440
Percentage increase	24%		24%
Transaction Volume
Dollars (in millions)	$1,578	$1,318	$2,820	$2,351
Percentage increase	20%		20%
Loan Servicing Portfolio
Dollars (in millions, at end of period)	$8,191	$6,253	$8,191	$6,253
Percentage increase	31%		31%
Cumulative Consumer Accounts
Number (at end of period)	2,631,586	1,896,710	2,631,586	1,896,710
Percentage increase	39%		39%
Active Merchants. We define active merchants as home improvement merchants and healthcare providers that have submitted at least one consumer application during the twelve months ended at the date of measurement. Because our transaction volume is a function of the size, engagement and growth of our merchant network, active merchants, in aggregate, are an indicator of future revenue and profitability, although they are not directly correlated.

Transaction Volume. We define transaction volume as the dollar value of loans facilitated on our platform during a given period. Transaction volume is an indicator of revenue and overall platform profitability and has grown substantially in the past several years.
Loan Servicing Portfolio. We define our loan servicing portfolio as the aggregate outstanding consumer loan balance (principal plus accrued interest and fees) serviced by our platform at the date of measurement. Our loan servicing portfolio is an indicator of our servicing activities. The average loan servicing portfolio for the three months ended June 30, 2019 and 2018 was $7,884 million and $5,931 million, respectively. The average loan servicing portfolio for the six months ended June 30, 2019 and 2018 was $7,691 million and $5,742 million, respectively.
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
Factors Affecting our Performance
Growth in Active Merchants and Transaction Volume. Growth trends in active merchants and transaction volume are highly significant variables affecting our revenue and financial results. Both factors influence the number of loans funded on our platform and, therefore, the fees that we earn and the per-unit cost of the services that we provide. Growth in active merchants and transaction volume depend on our ability to retain our existing platform participants, add new participants and expand to new industry verticals. To support our efforts to increase our network of merchants, we continue to expand our sales and marketing groups, which focus on merchant acquisition. Our sales and marketing team has collectively grown to 174 full-time-equivalents as of June 30, 2019 from 137 full-time-equivalents as of June 30, 2018, representing a 27% increase.
Bank Partner Relationships and Commitments. Our ability to generate and increase transaction volume and expand our loan servicing portfolio is, in part, dependent on retaining our existing Bank Partners and having them renew and expand their commitments, on adding new Bank Partners and/or on adding complementary funding arrangements to increase funding capacity. Our failure to do so could materially and adversely affect our business and our ability to grow. A Bank Partner’s funding commitment has an initial multi-year term, after which the commitment is either renewed (typically on an annual basis) or expires. No assurance is given that any of the current funding commitments of our Bank Partners will be renewed. In that regard, Regions Bank, one of our Bank Partners, has indicated that it has made a strategic decision to reduce its use of indirect lending programs, and we currently do not anticipate its origination commitment will be renewed when it expires in the fourth quarter of this year. Approximately $100 million of this $2 billion funding commitment was unused as of June 30, 2019, and we expect that this commitment will be fully funded or substantially fully funded when it expires. Based on our experience, we believe that, in the ordinary course of business, we will be able to replace this commitment well in advance of any need to add funding capacity. The parties are evaluating various alternatives with respect to Regions’ loan portfolio. Certain of these alternatives could require us to make payments from the Regions escrow account in future periods. If the likelihood of making escrow payments in future periods becomes probable of occurring, we would record a non-cash contingent expense and a corresponding liability in the period this determination is made. Subsequently, as escrow payments are made to the Bank Partner in future periods, there would be an offsetting reduction in the Company’s cost of revenue, as the fair value change in the FCR liability expense would be reduced by the escrow payments used to supplement FCR receipts. See Note 14 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of this item.
As of June 30, 2019, we had funding commitments of approximately $11.9 billion in the aggregate from our Bank Partners, of which approximately $4.0 billion was unused. Bank Partners' funding commitments are "revolving" and replenish as outstanding loans are paid off. As we add new Bank Partners, access to their full commitments may be contractually phased in over time. In addition to customary expansion of existing Bank Partners' commitments and the periodic addition of new Bank Partners to the Company's funding group, we are evaluating indications of interest from several institutional investors to complement our current Bank Partner funding group.
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

•
If credit losses exceed an agreed-upon threshold, we make limited payments to our Bank Partners. Our maximum financial exposure is contractually limited to the escrow that we establish with each Bank Partner, which represented a weighted average target rate of 1.6% of the total outstanding loan balance as of June 30, 2019. Cash set aside to meet this requirement is classified as restricted cash in our Unaudited Condensed Consolidated Balance Sheets.

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

Results of Operations Summary

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue
Transaction fees	108,365	90,197	18,168	20%	192,413	161,137	31,276	19%
Servicing and other	30,330	15,507	14,823	96%	49,982	29,893	20,089	67%
Total revenue	138,695	105,704	32,991	31%	242,395	191,030	51,365	27%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	56,228	33,765	22,463	67%	114,265	69,895	44,370	63%
Compensation and benefits	20,459	15,585	4,874	31%	40,092	31,928	8,164	26%
Sales and marketing	1,187	1,038	149	14%	2,390	1,866	524	28%
Property, office and technology	4,512	3,137	1,375	44%	8,926	5,859	3,067	52%
Depreciation and amortization	1,695	1,067	628	59%	3,162	2,037	1,125	55%
General and administrative	7,519	4,074	3,445	85%	14,441	8,247	6,194	75%
Related party expenses	589	230	359	156%	1,125	813	312	38%
Total costs and expenses	92,189	58,896	33,293	57%	184,401	120,645	63,756	53%
Operating profit	46,506	46,808	(302)	(1)%	57,994	70,385	(12,391)	(18)%
Total other income (expense), net	(11,779)	(4,398)	(7,381)	168%	(16,461)	(9,371)	(7,090)	76%
Income before income tax expense (benefit)	34,727	42,410	(7,683)	(18)%	41,533	61,014	(19,481)	(32)%
Income tax expense (benefit)	(4,466)	1,594	(6,060)	N/M	(5,061)	1,594	(6,655)	N/M
Net income	$39,193	$40,816	$(1,623)	(4)%	$46,594	$59,420	$(12,826)	(22)%
Less: Net income attributable to noncontrolling interests	26,877	35,266	(8,389)	(24)%	31,379	53,870	(22,491)	(42)%
Net income attributable to GreenSky, Inc.	$12,316	$5,550	$6,766	122%	$15,215	$5,550	$9,665	174%

Earnings per share of Class A common stock(1)
Basic	$0.20	$0.10			$0.26	$0.10
Diluted	$0.19	$0.09			$0.23	$0.09

(1)
For the three and six months ended June 30, 2018, basic and diluted earnings per share of Class A common stock is applicable only for the period from May 24, 2018 through June 30, 2018, which is the period following the initial public offering ("IPO") and related Reorganization Transactions. See Note 2 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Three and Six Months Ended June 30, 2019 and 2018
In the following results of operations discussion, all references to variances in the three and six months ended June 30, 2019 are as compared to the three and six months ended June 30, 2018, respectively.
Total Revenue
During the three and six months ended June 30, 2019, total revenue increased $33.0 million and $51.4 million, respectively, or 31% and 27%, respectively. The increases were primarily due to increases in transaction fees for the three and six months ended June 30, 2019 of 20% and 19%, respectively, which were largely commensurate with increases in transaction volume for the three and six months ended June 30, 2019 of 20% and 20%, respectively. For the six months ended June 30, 2019, the impact of higher transaction volume was slightly offset by price concessions for a significant merchant group in the first quarter, which reduced transaction fees by $3.5 million during the six months ended June 30, 2019 compared to $2.4 million offered to the same merchant group during the same period in 2018. Transaction fees earned per dollar originated were 6.87% during the three months ended June 30, 2019 compared to 6.84% during 2018, and 6.82% during the six months ended June 30, 2019 compared to 6.85% during 2018.

We earn fixed servicing fees from our Bank Partners on our loan servicing portfolio. Servicing and other revenue was favorably impacted during the three and six months ended June 30, 2019 by the fair value change in our servicing asset of $9.0 million primarily associated with an increase to the contractual fixed servicing fee for one of our Bank Partners. Excluding this item, servicing and other revenue increased 38% and 37% during the three and six months ended June 30, 2019, respectively, which was in line with the increase in our loan servicing portfolio of 31% and 31%, respectively.
Cost of Revenue (exclusive of depreciation and amortization expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Origination related	$7,119	$5,970	$15,654	$12,211
Servicing related	10,327	8,569	21,064	16,948
Fair value change in FCR liability	38,782	19,226	77,547	40,736
Total cost of revenue (exclusive of depreciation and amortization expense)	$56,228	$33,765	$114,265	$69,895
Origination related
Origination related expenses typically include costs associated with our customer service staff that supports Bank Partner loan originations, credit and identity verification, loan document delivery, transaction processing and customer protection expenses.
During the three and six months ended June 30, 2019, origination related expenses increased 19% and 28%, respectively, which supported our 20% and 20% transaction volume growth during the three and six months ended June 30, 2019, respectively. While we achieved operational efficiencies associated with staffing and loan processing expenses, we had increases in customer protection expenses (which are recognized when the Company determines that a merchant did not fulfill its obligation to the end consumer and compensates a Bank Partner for the applicable portion of the loan principal balance) of $1.0 million and $2.7 million during the three and six months ended June 30, 2019, respectively, as well as underwriting expenses.
Servicing related
Servicing related expenses are primarily reflective of the cost of our personnel (including dedicated call center personnel), printing and postage.
During the three and six months ended June 30, 2019, servicing related expenses increased 21% and 24%, respectively, which supported our 31% and 31% loan servicing portfolio growth during the three and six months ended June 30, 2019, respectively. The increases in servicing related expenses were primarily associated with increases in customer service and collections personnel, as well as increases in printing and postage costs.

Fair value change in FCR liability
The following table reconciles the beginning and ending measurements of our FCR liability and highlights the activity that drove the fair value change in FCR liability included in our cost of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$149,598	$100,913	$138,589	$94,148
Receipts (1)	38,931	33,742	71,054	61,835
Settlements (2)	(62,332)	(46,834)	(122,211)	(89,672)
Fair value changes recognized in cost of revenue (3)	38,782	19,226	77,547	40,736
Ending balance	$164,979	$107,047	$164,979	$107,047

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

Further detail regarding our receipts is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Incentive payments	$30,465	$27,708	$54,402	$49,773
Proceeds from Charged-Off Receivables transfers (1)	7,427	5,021	14,782	10,000
Recoveries on unsold charged-off receivables (2)	1,039	1,013	1,870	2,062
Total receipts	$38,931	$33,742	$71,054	$61,835

(1)
We collected recoveries on previously charged-off and transferred Bank Partner loans on behalf of our Charged-Off Receivables investors of $5,495 and $3,461 during the three months ended June 30, 2019 and 2018, respectively, and $10,655 and $6,680 during the six months ended June 30, 2019 and 2018, respectively. These collected recoveries are excluded from receipts, as they do not impact our fair value change in FCR liability.

(2)	Represents recoveries on previously charged-off Bank Partner loans.
During the three and six months ended June 30, 2019, increases of $19.6 million, or 102%, and $36.8 million, or 90%, respectively, in the fair value changes in FCR liability recognized in cost of revenue were primarily a function of deferred interest product finance charges outpacing receipts. Billed finance charges on loans in promotional status totaled $211.6 million as of June 30, 2019 compared to $132.4 million as of June 30, 2018, an increase of 60%. Comparatively, receipts of $38.9 million and $71.1 million during the three and six months ended June 30, 2019, respectively, increased only 15% and 15%, respectively. The higher growth rate in deferred interest product finance charges has led to material changes in expense for the three and six month periods. Receipts did not rise proportionally with deferred interest billed finance charges primarily because of increases in Bank Partner portfolio credit losses and increases in the agreed upon Bank Partner portfolio yield in the three and six months ended June 30, 2019 associated with higher interest rates on loans originated during 2018 and the first quarter of 2019.
Compensation and benefits
During the three and six months ended June 30, 2019, compensation and benefits expense increased $4.9 million, or 31%, and $8.2 million, or 26%, respectively, due to increased headcount. Headcount for employees not included in cost of revenue averaged 523 in the three months ended June 30, 2019 compared to 405 in the same period in 2018, an increase of 29%. Headcount for employees not included in cost of revenue averaged 504 in the six months ended June 30, 2019 compared to 395 in the same period in 2018, an increase of 28%. The headcount effects were partially offset by incremental expense benefits of $0.5 million and $1.4 million in the three and six months ended June 30, 2019 related to increases in capitalized internally-developed software.
Sales and marketing
During the three and six months ended June 30, 2019, sales and marketing expense, which excludes compensation and benefits, increased $0.1 million, or 14%, and $0.5 million, or 28%, respectively, primarily due to increases in trade show attendance and postage fees, as well as sales and marketing related travel expenses. We expect this trend to continue throughout the remainder of 2019.
Property, office and technology
During the three and six months ended June 30, 2019, property, office and technology expense increased $1.4 million, or 44%, and $3.1 million, or 52%, respectively. The increase during the three months ended June 30, 2019 was primarily driven by increases in software, hardware and hosting costs of $1.2 million and operating lease cost of $0.2 million. The increase during the six months ended June 30, 2019 was primarily driven by increases in software, hardware and hosting costs of $2.1 million, technology contractor and consulting expense of $0.4 million and operating lease cost of $0.2 million.
Depreciation and amortization
During the three and six months ended June 30, 2019, depreciation and amortization expense increased $0.6 million, or 59%, and $1.1 million, or 55%, respectively, primarily driven by increases over time in capitalized internally-developed software.
General and administrative
During the three and six months ended June 30, 2019, general and administrative expense increased $3.4 million, or 85%, and $6.2 million, or 75%, respectively, primarily related to: (i) professional fees related to litigation and compliance matters of $0.7 million and $2.0 million, respectively; (ii) increases in advisory and insurance costs of $0.9 million and $1.6 million, respectively; (iii) increases in financial guarantee expense associated with Bank Partner loan credit performance of $1.4 million and $2.1 million, respectively; and (iv) additional increases related to activities commensurate with a growing workforce, such as recruiting, travel and dues and subscription expenses. For the six months ended June 30, 2019, these increases were offset by $1.2 million in third party costs, including legal and debt arrangement costs, incurred in the six months ended June 30, 2018 associated with our Amended Credit Agreement (as defined under "Liquidity and Capital Resources–Borrowings" later in this Part I, Item 2).
Related party expenses
During the three and six months ended June 30, 2019, related party expenses increased $0.4 million and $0.3 million, respectively, which was primarily driven by increases in fees incurred to a placement agent in connection with certain Charged-Off Receivables transfers.
Other income (expense), net
The $7.4 million and $7.1 million increases in other expense, net during the three and six months ended June 30, 2019, respectively, were primarily due to the following:
Interest expense increased $0.5 million and $1.2 million during the three and six months ended June 30, 2019, respectively, primarily due to higher interest rates and a higher average balance of our term loan in the six months ended June 30, 2019, as it was amended and upsized in March 2018. See Note 7 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information regarding our borrowings.
Interest and dividend income decreased $0.6 million and $0.3 million during the three and six months ended June 30, 2019, respectively, which was reflective of lower interest income from loan receivables held for sale of $0.9 million and $1.3 million, respectively, attributable to a significant decline in the average balance, partially offset by higher income generated from cash and cash equivalents of $0.3 million and $1.0 million, respectively.
Other losses increased $6.2 million and $5.6 million during the three and six months ended June 30, 2019, respectively, which was primarily attributable to remeasurement of our tax receivable agreement liability in the second quarter of 2019, the benefit of which was recorded in income tax expense (benefit), as further detailed below. The increase during the six months ended June 30, 2019 was partially offset by lower loan receivables held for sale charge-off expense.
Income tax expense (benefit)
A comparison of the three and six months ended June 30, 2019 versus the same periods in 2018 is not meaningful.
Prior to the Reorganization Transactions and IPO, the Company was not subject to corporate income taxation. As such, income tax expense recorded during the three and six months ended June 30, 2018 reflected the expected tax expense on the net earnings subsequent to the Reorganization Transactions and IPO related to GreenSky, Inc.'s economic interest in GS Holdings.
Income tax benefit recorded during the three and six months ended June 30, 2019 reflected the expected income tax expense of $3.4 million and $3.9 million, respectively, on the net earnings for the entire periods related to GreenSky, Inc.'s economic interest in GS Holdings. Income tax expense during the three and six months ended June 30, 2019 was more than offset by $7.9 million and $9.0 million, respectively, of tax benefits arising from discrete items, which primarily included remeasurement of our net deferred tax assets of $7.5 million and $7.5 million, respectively, and warrant and stock-based compensation deductions of $0.3 million and $1.4 million, respectively.
Net income attributable to noncontrolling interests
A comparison of the three and six months ended June 30, 2019 versus the same periods in 2018 is not meaningful.
Prior to the Reorganization Transactions and IPO, we did not account for noncontrolling interests. As such, net income attributable to noncontrolling interests for the three and six months ended June 30, 2018 consists of all net income prior to the Reorganization Transactions and IPO and, for the period following the IPO, the income attributable to the Continuing LLC Members based on their weighted average ownership interest in GS Holdings, which was 69.2% for the three and six months ended June 30, 2018.
Net income attributable to noncontrolling interests for the three and six months ended June 30, 2019 reflects income attributable to the Continuing LLC Members for the entire periods based on their weighted average ownership interest in GS Holdings, which was 65.3% and 66.6% for the three and six months ended June 30, 2019, respectively.
Financial Condition Summary
Changes in the composition and balance of our assets and liabilities as of June 30, 2019 compared to December 31, 2018 were principally attributable to the following:

•	a $49.1 million decrease in cash and cash equivalents and restricted cash. See "Liquidity and Capital Resources" in Part I, Item 2 for further discussion of our cash flow activity;

•
a $53.0 million increase in deferred tax assets, net as a result of exchanges of Holdco Units by Continuing LLC Members (see Note 1 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for definitions). Further, there was an associated increase in the tax receivable agreement liability for 85% of the expected tax benefit realized from these Holdco Unit exchanges;

•
the impacts of the TRA and of our January 1, 2019 adoption of ASU 2016-02, Leases, which resulted in our recognition of operating lease right-of-use assets and operating lease liabilities. See Note 13 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion of our TRA. See Note 1 and Note 14 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion of our lease accounting;

•	the fair value measurement of a $9.0 million servicing asset recorded as of June 30, 2019;

•	an increase in the FCR liability, which was indicative of an increase in deferred interest loan originations. This activity is analyzed in further detail throughout this Part I, Item 2;

•	an increase in accounts payable primarily due to monthly settlements with Bank Partners related to their portfolio activity;

•	a $15.0 million increase in transaction processing liabilities, which is reflective of the growth in custodial in-transit loan funding requirements and consumer borrower payments; and

•
a decrease in total equity of $62.0 million primarily due to our Class A common stock purchases of $102.2 million, which are held in treasury. This decrease was offset by the impact of deferred tax adjustments of $7.1 million, which were related to additional Class B common stock exchanges, and net income of $39.2 million during the six months ended June 30, 2019.

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
Our principal source of liquidity is cash generated from operations. Our historical results indicate some variability in our operating cash flows, primarily due to the timing of purchases and subsequent sales of loan receivables held for sale. Our transaction fees are the most substantial source of our cash flows and follow a relatively predictable, short cash collection cycle. Our short-term liquidity needs primarily include setting aside restricted cash for Bank Partner escrow balances and interest payments on GS Holdings' Credit Facility, which consists of the term loan and revolving loan facility under the Amended Credit Agreement, as defined and discussed in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. Further, in the near term, we expect our capital expenditures to be small relative to our unrestricted cash and cash equivalents balance. We do not anticipate any major capital expenditures, nor are there any material trends (other than our FCR liability settlements discussed below) that would have an unfavorable impact on our capital resources. We currently generate sufficient cash from our operations to meet these short-term needs. In addition, in the future we could use cash from our operations to purchase material amounts of loan receivables held for sale. Finally, we expect to use cash for FCR liability settlements, which are not fully funded by the incentive payments we receive from our Bank Partners. Our $100 million revolving loan facility is available to supplement our cash flows from operating activities in satisfying our short-term liquidity needs.
Our most significant long-term liquidity need involves the repayment of our term loan upon maturity in March 2025, which assuming no prepayments, will have an expected remaining unpaid principal balance of $373 million. We anticipate that our significant cash generated from operations will allow us to service this debt both for quarterly principal repayments and the balloon payment at maturity. Should operating cash flows be insufficient for this purpose, we will pursue other financing options. We have not made any material commitments for capital expenditures other than those disclosed in the "Contractual Obligations" table in Part II, Item 7 of our 2018 Form 10-K, which did not change materially during the six months ended June 30, 2019.

Significant Changes in Capital Structure
During the six months ended June 30, 2019, we purchased 8.7 million shares of Class A common stock at a cost of $102.2 million under our share repurchase program, which are held in treasury.
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

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$89,789	$109,604
Net cash used in investing activities	$(7,123)	$(2,707)
Net cash used in financing activities	$(131,737)	$(81,564)
Cash and cash equivalents and restricted cash totaled $409.4 million as of June 30, 2019, a decrease of $49.1 million from December 31, 2018. Restricted cash, which had a balance of $200.3 million as of June 30, 2019 compared to a balance of $155.1 million as of December 31, 2018, is not available to us to fund operations or for general corporate purposes. Cash flow activities for the six months ended June 30, 2019 consisted of $89.8 million of cash generated from operations, partially offset by $7.1 million of cash used for investing activities and $131.7 million of cash used for financing activities. Financing activity outflows were highlighted by purchases of our Class A common stock, distributions to members and payments under our tax receivable agreement.
Our restricted cash balances as of June 30, 2019 and December 31, 2018 were comprised of three components: (i) $125.5 million and $98.3 million, respectively, which represented the amounts that we have escrowed with Bank Partners as limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses; (ii) $55.9 million and $49.8 million, respectively, which represented an additional restricted cash balance that we maintained for certain Bank Partners related to our FCR liability; and (iii) $18.9 million and $7.0 million, respectively, which represented certain custodial in-transit loan funding and consumer borrower payments that we were restricted from using for our operations. The restricted cash balances related to our FCR liability and our custodial balances are not included in our evaluation of restricted cash usage, as these balances are not held as part of a financial guarantee arrangement. See Note 14 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information on our restricted cash held as escrow with Bank Partners.
Cash provided by operating activities
Cash flows provided by operating activities were $89.8 million during the six months ended June 30, 2019 compared to $109.6 million during the same period in 2018. Net income of $46.6 million and $59.4 million for the 2019 and 2018 periods, respectively, was adjusted for certain non-cash items of $2.5 million and $7.3 million, respectively. In the 2019 period, the non-cash items were predominantly related to depreciation and amortization, equity-based expense, and remeasurement of our TRA liability, partially offset by fair value changes in our servicing assets and liabilities. In the 2018 period, the non-cash items were predominantly related to depreciation and amortization, equity-based expense and deferred tax expense.
Primary sources of operating cash during the six months ended June 30, 2019 were: (i) earnings; (ii) an increase in billed finance charges on deferred interest loans that are expected to reverse in future periods; (iii) an increase in accounts payable largely driven by Bank Partner settlements related to their portfolio activity and payables for price concessions to a significant merchant group; and (iv) an increase in transaction processing liabilities, which is reflective of the growth in custodial in-transit loan funding requirements and consumer borrower payments primarily driven by a Bank Partner addition at the end of 2018 and origination volume growth. These increases were offset by a use of cash associated with accounts receivable, which was largely commensurate with the increase in transaction volume.

Primary sources of operating cash during the six months ended June 30, 2018 were: (i) earnings; (ii) an increase in our FCR liability of $12.9 million largely related to growth in deferred interest loan originations; and (iii) a decrease in loan receivables held for sale of $30.1 million due to the excess of our proceeds from sales and borrower payments over our loan receivables held for sale purchases during the period. The reduced loan receivables held for sale activity in the 2019 period was related to the continued expansion of our Bank Partner network and modification of their credit policies.
Cash used in investing activities
Detail of the cash used in investing activities is included below for each period (dollars in millions).

	Six Months Ended June 30,
	2019	2018
Software	$5.2	$2.1
Computer hardware	0.8	0.3
Leasehold improvements	0.6	0.1
Furniture	0.5	0.2
Purchases of property, equipment and software	$7.1	$2.7
The $4.4 million higher spend on investing activities during the six months ended June 30, 2019 compared to the same period in 2018 was primarily related to an increase in capitalized costs associated with various internally-developed software projects, such as mobile application development and transaction processing, an increase in hardware costs primarily associated with our growing infrastructure needs and an increase in leasehold improvements associated with security build outs of expanded office space.
Cash used in financing activities
Our financing activities in the periods presented consisted of equity and debt related transactions and distributions, including the impact of our IPO during the 2018 period. GS Holdings makes tax distributions based on the estimated tax payments that its members are expected to have to make during any given period (based upon various tax rate assumptions), which are typically paid in January, April, June and September of each year.
We had net cash used in financing activities of $131.7 million during the six months ended June 30, 2019 compared to $81.6 million during the same period in 2018. In the 2019 period, our uses of cash were primarily related to: (i) our Class A common stock purchases of $104.3 million; (ii) tax and non-tax distributions to members of $17.8 million; (iii) payments under our TRA of $4.7 million; and (iv) equity activity of $3.1 million consisting of Class B common stock exchanges and option exercises.
In the 2018 period, we contemporaneously settled the $349.1 million outstanding principal balance on our original term loan with the issuance of a $400.0 million modified term loan, net of an original issuance discount of $1.0 million. These net proceeds were offset by distributions of $127.6 million and equity transaction costs of $2.8 million paid in the 2018 period.
Borrowings
See Note 7 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for further information about our borrowings, including the use of term loan proceeds, as well as our interest rate swap.
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
We did not utilize any of our revolving loan facility as of June 30, 2019, which is available to fund future needs of GS Holdings’ business.
The use of the London Interbank Offered Rate (“LIBOR”) is expected to be phased out by the end of 2021. LIBOR is currently used as a reference rate for certain of our financial instruments, including our $400.0 million term loan under the Amended Credit Agreement, which is set to mature after the expected phase out of LIBOR. At this time, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate; however, we continue to monitor the efforts of various parties, including government agencies, seeking to identify an alternative rate to replace LIBOR. We will work with our lenders to accommodate any suitable replacement rate where it is not already provided under the terms of the financial instruments and, going forward, we will use suitable alternative reference rates for our financial instruments. We will continue to assess and plan for how the phase out of LIBOR will affect the Company; however, while the LIBOR transition could adversely affect the Company, we do not currently perceive any material risks and do not expect the impact to be material to the Company.
Tax Receivable Agreement
We and GS Holdings entered into a Tax Receivable Agreement ("TRA") with the "TRA Parties" (which are the equity holders of the Former Corporate Investors, the Exchanging Members, the Continuing LLC Members and any other parties receiving benefits under the TRA, as those parties are defined in Note 1 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1), whereby we agreed to pay to those parties 85% of the amount of cash tax savings, if any, in United States federal, state and local taxes that we realize or are deemed to realize as a result of these increases in tax basis, increases in basis from such payments, and deemed interest deductions arising from such payments.
Due to the uncertainty of various factors, the likely tax benefits we will realize as a result of our purchase of Holdco Units from the Exchanging Members, our acquisition of the equity of certain of the Former Corporate Investors or any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement, or the resulting amounts we are likely to pay out to the TRA Parties pursuant to the TRA are also uncertain. However, we expect that such payments will be substantial and may substantially exceed the tax receivable liability of $303.2 million as of June 30, 2019.
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
Contingencies
From time to time, we may become a party to civil claims and lawsuits in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated, which requires management judgment. As of June 30, 2019 and December 31, 2018, we did not record any provision for liability. Should any of our estimates or assumptions change or prove to be incorrect, it could have a material adverse impact on our consolidated financial condition, results of operations or cash flows. See Note 14 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for discussion of certain legal proceedings and other contingent matters.

Recently Adopted or Issued Accounting Standards
See “Recently Adopted Accounting Standards” and "Accounting Standards Issued, But Not Yet Adopted" in Note 1 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional information.
Critical Accounting Policies and Estimates
There have been no significant changes to the accounting policies and estimates as disclosed in our Management's Discussion and Analysis of Financial Condition and Results of Operations as filed in our 2018 Form 10-K that we believe are the most critical to an understanding of our unaudited results of operations and financial condition as of and for the three and six months ended June 30, 2019. Our critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2019 include those related to our accounting for finance charge reversals and income taxes.
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
We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject. The Audit Committee of our Board of Directors is responsible for overseeing the Company’s major financial risk exposures and reviewing the steps management has taken to monitor and control such exposures.
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
Loan receivables held for sale. Changes in United States interest rates affect the interest earned on our cash and cash equivalents and could impact the market value of loan receivables held for sale. Since we typically sell loan receivables held for sale at par to our Bank Partners, which is indicative of our short-term holding period, we do not expect interest rate risk related to loan receivables held for sale to be a material risk to us. As of June 30, 2019 and December 31, 2018, the weighted average age of our loan receivables held for sale based on the origination date relative to the respective reporting date was approximately 15 months and 13 months, respectively. As the carrying value of our loan receivables held for sale was $2.8 million as of June 30, 2019 and $2.9 million as of December 31, 2018, a hypothetical increase in interest rates would not have a material impact on these balances. Alternatively, a 100 basis points decrease in interest rates would not have impacted the reported value of our loan receivables held for sale, as they are carried at the lower of cost or fair value.
Term loan. Interest rate fluctuations expose our variable-rate term loan, which consisted of our $400.0 million term loan under our Amended Credit Agreement as of June 30, 2019 and December 31, 2018, to changes in interest expense and cash flows. In June 2019, we entered into a four-year interest rate swap agreement that effectively converted interest payments on $350.0 million of our variable-rate term loan to a fixed-rate basis, thus mitigating the impact of interest rate changes on future interest expense. The term loan has a maturity date of March 29, 2025. Based on an outstanding principal balance of $395.0 million as of June 30, 2019, and accounting for our scheduled quarterly principal balance repayments, a hypothetical 100 basis point increase in the one-month LIBOR rate would result in an increase in annualized interest expense, net of the effects of our interest rate swap, of $0.4 million.
LIBOR is used as the reference rate for our interest rate swap agreement that we use to hedge interest rate exposure under our $400.0 million term loan. Our interest rate swap agreement is set to mature after the expected phase out of LIBOR in 2021. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Borrowings" for further discussion regarding the LIBOR transition and its perceived impact on the Company.
Credit risk
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from consumer default when consumers are unable or unwilling to meet their financial obligations. We expect our credit loss rate to stay relatively constant over time; however, our portfolio may change as we look for additional opportunities to generate attractive risk-adjusted returns for our Bank Partners. Additionally, we manage our exposure to counterparty credit risk through requirement of minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk.
Loans originated by Bank Partners. Our Bank Partners own and bear substantially all of the credit risk on their wholly-owned loan portfolios. We regularly assess and monitor the credit risk exposure of our Bank Partners. This commences with the credit application process on our platform, during which a credit decision is rendered to a customer immediately based on preset underwriting standards provided by our Bank Partners. In rendering this decision, we generally obtain certain information provided by the applicant and a credit report from one of the major credit bureaus. Further, on behalf of our Bank Partners as part of our obligation as the loan servicer, we try to mitigate portfolio credit losses through our collection efforts on past due amounts. For loans wholly owned by our Bank Partners, our credit risk exposure impacts the amount of incentive payments and, therefore, the amount of fair value change in FCR liability, as well as any potential financial guarantee payments. Restricted cash was set aside in escrow with our Bank Partners at a weighted average target rate of 1.6% of the total outstanding loan balance as of June 30, 2019.
Based on our incentive payments during the three months ended June 30, 2019 and 2018, and holding all other inputs constant (namely, the size of our loan servicing portfolio and settlement activity), a hypothetical 100 basis point increase in loan servicing portfolio credit losses would have resulted in increases of $18.6 million and $13.5 million, respectively, in the fair value of our FCR liability. For the six months ended June 30, 2019 and 2018, a hypothetical 100 basis point increase in loan servicing portfolio credit losses would have resulted in increases of $34.7 million and $25.6 million, respectively, in the fair value of our FCR liability. Further, such an increase in credit losses would have caused us to incur additional general and administrative expense of $0.5 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively, and $2.5 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively, representing the amount of payments to Bank Partners from our escrow accounts expected to be probable of occurring under our financial guarantee.
Loan receivables held for sale. We bear all of the credit risk associated with the receivables that we hold for sale. This portfolio was highly diversified across 946 and 1,193 consumer loan receivables as of June 30, 2019 and December 31, 2018, respectively, without significant individual exposures. Based on our $2.8 million and $2.9 million loan receivables held for sale balances as of June 30, 2019 and December 31, 2018, respectively, a hypothetical 100 basis point increase in portfolio credit losses would not have resulted in a material decrease in annualized earnings in either period.

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2019, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are party to legal proceedings incidental to our business. See Note 14 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for information regarding legal proceedings.
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
We rely on our Bank Partners to originate all of the loans made through the GreenSky program. Our five largest Bank Partners: BMO Harris Bank, Fifth Third Bank, Regions Bank, SunTrust Bank and Synovus Bank, provided approximately 88% of the commitments to originate loans as of June 30, 2019. We have entered into separate loan origination agreements and servicing agreements with each of our Bank Partners that generally contain customary termination provisions and, in certain instances, entitle the Bank Partner to terminate its agreements for convenience. Bank Partners could decide to terminate or not to renew their agreements for any number of reasons, including, for example, perceived or actual erosion in the credit quality or performance of loans, the geographic or other (such as home improvement loans) concentration of loans, the type of loan products offered (such as deferred payment loans), strategic decisions to make fewer consumer loans or loans originated through channels such as ours, alternative investment opportunities that are expected to be more favorable, increases in required loan loss reserves (such as ones that might result from upcoming accounting changes) and required margins, dissatisfaction with our performance as administrator of our program or as servicer, reduced availability of funds for originating new loans, regulatory concerns regarding any of the foregoing factors or others, or general economic conditions, including those that are expected to impact consumer spending, consumer credit or default rates. If any of our largest Bank Partners were to terminate its relationship with us, it could have a material adverse effect on our business.
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
A substantial majority of our total revenue is generated from the transaction fees that we receive from our merchants and, to a lesser extent, servicing and other fees that we receive from our Bank Partners in connection with loans made by our Bank Partners to the customers of our merchants. Approximately 79% of our total revenue for the six months ended June 30, 2019 was generated from transaction fees paid to us by our merchants. To attract and retain merchants, we market our program to them on the basis of a number of factors, including financing terms, the flexibility of promotional offerings, approval rates, speed and simplicity of loan origination, service levels, products and services, technological capabilities and integration, customer service, brand and reputation.
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
Based upon current commitment levels, our five largest Bank Partners are BMO Harris Bank, Fifth Third Bank, Regions Bank, SunTrust Bank and Synovus Bank. As of June 30, 2019, they provided approximately 88% of the overall commitments to originate loans through our program. If any of our larger Bank Partners, or a substantial number of our smaller Bank Partners, were to suspend, limit or otherwise terminate their relationships with us, it could have a material adverse effect on our business. If we need to enter into arrangements with a different bank to replace one of our Bank Partners, we may not be able to negotiate a comparable alternative arrangement.

A large percentage of our revenue is concentrated with our top ten merchants, and the loss of a significant merchant could have a negative impact on our operating results.
Our top ten merchants (including certain groups of affiliated merchants) accounted for an aggregate of 23% of our total revenue during the six months ended June 30, 2019. The Home Depot is our most significant single merchant and represented approximately 4% of total revenue during the six months ended June 30, 2019. In addition, affiliates of Renewal by Andersen, our largest Sponsor, represented together approximately 16% of total revenue during the six months ended June 30, 2019. Our agreement with Renewal by Andersen provides that Renewal by Andersen will promote the GreenSky program through notifying its dealers of the availability of the GreenSky program and providing them ancillary materials. Both parties have the right to terminate the agreement generally upon 90-days notice. If Renewal by Andersen terminates the agreement, Renewal by Andersen dealers would not be obligated to terminate their participation in the GreenSky program, although they could choose to do so. We expect to have significant concentration in our largest merchant relationships for the foreseeable future. In the event that (i) The Home Depot or one or more of our other significant merchants, or groups of merchants, or (ii) Renewal by Andersen or one or more of our other significant Sponsors, and their dealers, terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the GreenSky program could decline, which would materially adversely affect our business and, in turn, our revenue.
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
We hold some of the receivables underlying the loans originated by our Bank Partners, which we refer to as “R&D Receivables” and which are designated as loan receivables held for sale on our Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2019, we had $2.8 million in loan receivables held for sale, net. Generally, we hold R&D Receivables that we purchase from an originating Bank Partner with the intent to hold the loan receivables only for a short period of time before we can transfer the loan receivables to a Bank Partner following its determination to purchase the loan receivables, which a Bank Partner might do in connection with an expansion of its credit policy. Our objective is to hold these receivables only until we have enough experience with the particular products or industry verticals for our Bank Partners to purchase the receivables. However, there is no assurance that our Bank Partners will purchase the receivables underlying these loans and, during the period that we own the receivables, we bear the entire credit risk in the event that the borrowers default. In addition, we are obligated to purchase from our Bank Partners the receivables underlying any loans that were approved in error or otherwise involved customer or merchant fraud. Our ownership of receivables also requires us to commit or obtain corresponding funding. In addition, non-performance, or even significant underperformance, of the loan receivables held for sale that we own could have a materially adverse effect on our business.
We are subject to certain additional risks in connection with promotional financing offered through the GreenSky program.
Many of the loans originated by our Bank Partners provide promotional financing in the form of low or deferred interest. When a deferred interest loan is paid in full prior to the end of the promotional period (typically six to 24 months), any interest that has been billed on the loan by our Bank Partner to the consumer is reversed, which triggers an obligation on our part to make a payment to the Bank Partner that made the loan in order to fully offset the reversal (each event, a finance charge reversal or "FCR"). We record a FCR liability on our balance sheet for interest billed during the promotional period that is expected to be reversed prior to the end of such period. As of June 30, 2019, this liability was $165.0 million. See Note 3 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information. If the rate at which deferred interest loans are paid in full prior to the end of the promotional period increases, resulting in increased payments by us to our Bank Partners, it would adversely affect our business.
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
We may incur losses on interest rate swap and hedging arrangements.
We may periodically enter into agreements to reduce the risks associated with increases in interest rates, such as our June 2019 interest rate swap agreement. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. Also, nonperformance by the other party to the arrangement may subject us to increased credit risks.
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
GAAP is subject to standard setting or interpretation by the FASB, the Public Company Accounting Oversight Board (the "PCAOB"), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
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
On October 5, 2017, the CFPB released its final “Payday, Vehicle Title, and Certain High-Cost Lending Rule,” commonly referred to as the “Payday Loan Rule.” On February 6, 2019, the CFPB issued proposed revisions to the Payday Loan Rule. On June 7, 2019, the CFPB announced a 15-month delay in the Payday Loan Rule's August 19, 2019 compliance date to November 19, 2020 that applies only to the proposed rescinded ability-to-pay provisions. The mandatory compliance deadline for certain other provisions of the Payday Loan Rule still stands at August 19, 2019. Relatedly, the Community Financial Services Association of America sued the CFPB in April 2018 over the Payday Loan Rule. As a result, the court suspended the CFPB’s August 19, 2019 implementation of the 2019 proposed revisions pending further order of the court. On August 6, 2019, the court issued an order that leaves the compliance date stay in effect. The court will evaluate whether to leave or lift the stay after the parties file their next joint status report, which is due no later than December 6, 2019. While the Payday Loan Rule does not appear to be targeted at businesses like ours, some of its provisions are broad and potentially could be triggered by the promotional loans that our Bank Partners extend that require increases in payments at specified points in time. We are continuing to review the implications of the rule. Although we have developed plans to respond to the rule, we have not taken steps to implement those plans because the ultimate requirements of the rule are in a state of flux.
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
The owners of the Class B common stock owned the vast majority of the combined voting power of our Class A and Class B common stock as of June 30, 2019. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership of us. This concentration of ownership may delay or deter possible changes in control of our Company, which may reduce the value of an investment in our Class A common stock. So long as they continue to own a significant amount of our combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

In addition, the owners of the Class B common stock, as Continuing LLC Members, had a weighted average ownership of Holdco Units of approximately 67% for the six months ended June 30, 2019. Because they hold their economic ownership interest in our business through GS Holdings, rather than GreenSky, Inc., these existing unit holders may have conflicting interests with holders of our Class A common stock. For example, the Continuing LLC Members may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRA. In addition, the structuring of future transactions may take into account the tax considerations of the Continuing LLC Members even where no similar benefit would accrue to us. It is through their ownership of Class B common stock that they may be able to influence, if not control, decisions such as these.
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
Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with the purchase of Holdco Units in connection with the IPO and future exchanges of Holdco Units (assuming such future exchanges occurred at June 30, 2019 and assuming automatic cancellation of an equal number of shares of Class B common stock) would aggregate to approximately $798.9 million based on the closing price on June 28, 2019 of $12.29 per share of our Class A common stock. Under such scenario, assuming future payments are made on the date each relevant tax return is due, without extensions, we would be required to pay approximately 85% of such amount, or $679.1 million.
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
As a result of the foregoing, if we breach a material obligation under the TRA, if we elect to terminate the TRA early or if we undergo a change of control, we would be required to make an immediate lump-sum payment equal to the present value of the anticipated future tax savings, which payment may be required to be made significantly in advance of the actual realization of such future tax savings, and the actual cash tax savings ultimately realized may be significantly less than the corresponding TRA payments. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. There is no assurance that we will be able to fund or finance our obligations under the TRA. Additionally, the obligation to make a lump sum payment on a change of control may deter potential acquirers, which could negatively affect our stockholders’ potential returns. If we had elected to terminate the TRA as of June 30, 2019, based on the closing price on June 28, 2019 of $12.29 per share of our Class A common stock, and a discount rate equal to 5.41% per annum, compounded annually, we estimate that we would have been required to pay $424.6 million in the aggregate under the TRA.
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
Risks Related to our Class A Common Stock
We are subject to risks and uncertainties related to our review of strategic alternatives.
In August 2019, we announced that GreenSky’s Board of Directors, working together with its senior management team and legal and financial advisors, commenced a process to explore, review and evaluate a range of potential strategic alternatives focused on maximizing stockholder value. We will incur expenses in connection with the review and our future results may be affected by the pursuit or consummation of any specific transaction or other strategic alternative resulting from the review. This review may not result in a specific transaction or other strategic alternative. In addition, the pendency of this review exposes us to certain risks and uncertainties, including potential risks and uncertainties in retaining and attracting employees during the review process; the diversion of management’s time during the review process; exposure to potential litigation in connection with the review process or any specific transaction or other strategic alternative resulting therefrom; and risks and uncertainties with respect to suppliers, clients and other business relationships, all of which could disrupt and negatively affect our business. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly. There is no finite timetable for completion of the review of strategic alternatives, and any resulting transaction or other strategic alternative may not have a positive impact on our results of operations or financial condition.
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
The Company and certain of its officers and directors have been named as defendants in numerous putative securities class actions in connection with our IPO (“the Securities Litigation”). See Note 14 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for a description of the Securities Litigation. In the future, especially following periods of volatility in the market price of our shares of Class A common stock, other purported class action or derivative complaints may be filed against us. In addition to diverting financial and management resources, this type of litigation can result in adverse publicity that could harm our brand or reputation, regardless of its merits or whether we are ultimately held liable, and a judgment or settlement in connection with any such litigation that is not covered by, or is significantly in excess of, our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows.
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
We will no longer qualify as an “emerging growth company” after December 31, 2019, and as a result, we will have to comply with increased disclosure and compliance requirements.
We are currently an “emerging growth company” as defined in the JOBS Act, but, based on the market value of our common stock held by non-affiliates exceeding $700 million as of the last business day of our second fiscal quarter of 2019, we will no longer qualify as an “emerging growth company” but instead will be deemed a large accelerated filer as of December 31, 2019.
As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;

•
compliance with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;

•	the requirement that we provide full and more detailed disclosures regarding executive compensation; and

•	the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.
An emerging growth company also may elect to delay the adoption of new accounting standards to when they become applicable to private companies, rather than when public companies must adopt them. However, the Company elected to adopt new accounting standards at the same time as applicable to other public companies.
We expect that the loss of emerging growth company status and compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.
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
If we are unable to establish and maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, beginning with our annual report for the fiscal year ending December 31, 2019, we will be required pursuant to SEC rules to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. In addition, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ending December 31, 2019. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the SEC rules or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could cause the price of our Class A common stock to decline and could subject us to investigation or sanctions by the SEC.

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
Assuming the Continuing LLC Members exchange all of their Holdco Units for shares of our Class A common stock, up to an additional 115,309,728 shares of Class A common stock will be eligible for sale in the public market, the majority of which are held by our executive officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 and various vesting agreements. Additionally, certain of our executive officers and directors own options exercisable for shares of Class A common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our purchases of our Class A common stock during the three months ended June 30, 2019. See Note 11 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional discussion of our Class A common stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(2)
April 1, 2019 through April 30, 2019	99,383	$12.97	99,383	$54,007,108
May 1, 2019 through May 31, 2019	2,735,787	$11.19	2,735,787	$23,390,363
June 1, 2019 through June 30, 2019	1,627,863	$11.85	1,627,863	$4,094,386
Total	4,463,033		4,463,033

(1)
Reported amounts are calculated based on the price of the securities purchased excluding any direct costs incurred to acquire the stock, such as commissions, which totaled $89,261 during the three months ended June 30, 2019.

(2)
On November 6, 2018, we announced our authorization to repurchase up to $150 million of our Class A common stock at management's discretion from time to time on the open market or through privately negotiated transactions. As of August 6, 2019, we concluded repurchases under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1*†	Amendment No. 4 to Second Amended and Restated Servicing Agreement, dated April 9, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and SunTrust Bank
10.2*†	Amendment No. 5 to Second Amended and Restated Servicing Agreement, dated June 21, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and SunTrust Bank
10.3*†	Amendment No. 6 to Loan Origination Agreement, dated April 1, 2019, between GreenSky, LLC and Regions Bank
10.4*	Amendment No. 7 to Loan Origination Agreement, dated May 15, 2019, between GreenSky, LLC and Fifth Third Bank
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Certain portions of this exhibit have been excluded because they are both not material and would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENSKY, INC.

August 14, 2019	By	/s/ David Zalik
David Zalik Chief Executive Officer and Chairman of the Board of Directors

GREENSKY, INC.

August 14, 2019	By	/s/ Robert Partlow
Robert Partlow Executive Vice President and Chief Financial Officer