Form 10-Q
period 2019-09-30
GreenSky, Inc.
filed 2019-11-14
CIK 1712923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding as of October 31, 2019
Class A, $0.01 par value(1)	66,412,103
Class B, $0.001 par value(2)	113,517,198
(1) Includes 3,005,731 shares of unvested Class A common stock awards.
(2) Includes 1,445,556 shares of Class B common stock associated with unvested GreenSky Holdings, LLC units.

GreenSky, Inc.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. These forward-looking statements reflect our current views with respect to, among other things, the outcome of our exploration of strategic alternatives, including the terms, structure and timing of any resulting transactions; our operations; our financial performance; Bank Partner commitments; and the launch and performance of new products. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part II, Item 1A “Risk Factors" of this Form 10-Q. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GreenSky, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(United States Dollars in thousands, except share data)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$206,403	$303,390
Restricted cash	217,282	155,109
Loan receivables held for sale, net	30,369	2,876
Accounts receivable, net	20,810	15,400
Related party receivables	198	142
Property, equipment and software, net	16,036	10,232
Operating lease right-of-use assets	12,086	—
Deferred tax assets, net	361,535	306,979
Other assets	32,383	8,777
Total assets	$897,102	$802,905

Liabilities and Equity (Deficit)
Liabilities
Accounts payable	$13,679	$5,357
Accrued compensation and benefits	7,918	8,484
Other accrued expenses	1,708	1,015
Finance charge reversal liability	182,990	138,589
Term loan	385,080	386,822
Tax receivable agreement liability	308,532	260,901
Related party liabilities	—	825
Operating lease liabilities	14,841	—
Other liabilities	48,817	35,677
Total liabilities	963,565	837,670

Commitments, Contingencies and Guarantees (Note 14)

Equity (Deficit)
Class A common stock, $0.01 par value and 80,051,516 shares issued and 66,431,301 shares outstanding at September 30, 2019 and 59,197,863 shares issued and 54,504,902 shares outstanding at December 31, 2018	800	591
Class B common stock, $0.001 par value and 113,524,198 shares issued and outstanding at September 30, 2019 and 128,549,555 shares issued and outstanding at December 31, 2018	114	129
Additional paid-in capital	114,170	44,524
Retained earnings	53,872	24,218
Treasury stock	(146,183)	(43,878)
Accumulated other comprehensive income (loss)	(1,325)	—
Noncontrolling interest	(87,911)	(60,349)
Total equity (deficit)	(66,463)	(34,765)
Total liabilities and equity (deficit)	$897,102	$802,905

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(United States Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Transaction fees	$112,782	$96,770	$305,195	$257,907
Servicing and other	40,633	17,142	90,615	47,035
Total revenue	153,415	113,912	395,810	304,942
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	64,957	35,374	179,222	105,269
Compensation and benefits	21,799	14,326	61,891	46,254
Sales and marketing	946	975	3,336	2,841
Property, office and technology	4,017	3,792	12,943	9,651
Depreciation and amortization	1,955	1,192	5,117	3,229
General and administrative	6,673	3,132	21,114	11,379
Related party expenses	670	864	1,795	1,677
Total costs and expenses	101,017	59,655	285,418	180,300
Operating profit	52,398	54,257	110,392	124,642
Other income (expense), net
Interest and dividend income	894	1,912	3,359	4,714
Interest expense	(5,634)	(6,013)	(18,200)	(17,391)
Other gains (losses), net	(2,050)	(1,069)	(8,410)	(1,864)
Total other income (expense), net	(6,790)	(5,170)	(23,251)	(14,541)
Income before income tax expense (benefit)	45,608	49,087	87,141	110,101
Income tax expense (benefit)	1,533	3,375	(3,528)	4,969
Net income	$44,075	$45,712	$90,669	$105,132
Less: Net income attributable to noncontrolling interests	29,349	33,711	60,728	87,581
Net income attributable to GreenSky, Inc.	$14,726	$12,001	$29,941	$17,551

Earnings per share of Class A common stock(1):
Basic	$0.24	$0.21	$0.50	$0.31
Diluted	$0.23	$0.20	$0.46	$0.30

(1)
For the nine months ended September 30, 2018, basic and diluted earnings per share of Class A common stock is applicable only for the period from May 24, 2018 through September 30, 2018, which is the period following the initial public offering ("IPO") and related Reorganization Transactions (as defined in Note 1 to the Unaudited Condensed Consolidated Financial Statements). See Note 2 to the Unaudited Condensed Consolidated Financial Statements for the number of shares used in the computation of earnings per share of Class A common stock and the basis for the computation of earnings per share.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(United States Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$44,075	$45,712	$90,669	$105,132
Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on interest rate swap arising during the period	(2,085)	—	(4,034)	—
Reclassification of interest rate swap settlements into interest expense (income) during the period	(375)	—	(375)	—
Other comprehensive income (loss), net of tax	(2,460)	—	(4,409)	—
Comprehensive income	41,615	45,712	86,260	105,132
Less: Comprehensive income attributable to noncontrolling interests	27,656	33,711	57,644	87,581
Comprehensive income attributable to GreenSky, Inc.	$13,959	$12,001	$28,616	$17,551

`

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Unaudited)
(United States Dollars in thousands, except share data)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at June 30, 2019	61,772,014	115,309,728	$753	$116	$118,382	$39,163	$(146,119)	$(558)	$(108,495)	$(96,758)
Net income	—	—	—	—	—	14,726	—	—	29,349	44,075
Issuance of unvested Class A common stock awards	976,694	—	10	—	(10)	—	—	—	—	—
Class A common stock option exercises	1,991,777	—	20	—	(10,802)	—	—	—	—	(10,782)
Class B common stock exchanges	1,726,734	(1,764,530)	17	(2)	(408)	—	—	—	—	(393)
Forfeited share-based compensation awards	(26,295)	(21,000)	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(9,623)	—	—	—	—	—	(64)	—	—	(64)
Distributions	—	—	—	—	—	(17)	—	—	(4,780)	(4,797)
Share-based compensation	—	—	—	—	3,777	—	—	—	—	3,777
Equity-based payments to non-employees	—	—	—	—	4	—	—	—	—	4
Tax adjustments	—	—	—	—	935	—	—	—	—	935
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	2,292	—	—	—	(2,292)	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(767)	(1,693)	(2,460)
Balance at September 30, 2019	66,431,301	113,524,198	$800	$114	$114,170	$53,872	$(146,183)	$(1,325)	$(87,911)	$(66,463)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Continued) (Unaudited)
(United States Dollars in thousands, except share data)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at January 1, 2019	54,504,902	128,549,555	$591	$129	$44,524	$24,218	$(43,878)	$—	$(60,349)	$(34,765)
Net income	—	—	—	—	—	29,941	—	—	60,728	90,669
Cumulative effect of accounting change(1)	—	—	—	—	—	(87)	—	—	(203)	(290)
Issuance of unvested Class A common stock awards	2,850,206	—	29	—	(29)	—	—	—	—	—
Class A common stock option exercises	2,273,069	—	23	—	(12,065)	—	—	—	—	(12,042)
Class B common stock exchanges	15,730,379	(15,910,785)	157	(16)	(2,339)	—	—	—	—	(2,198)
Class B warrant exercises	—	1,180,163	—	1	(1)	—	—	—	—	—
Forfeited share-based compensation awards	(173,155)	(294,735)	—	—	—	—	—	—	—	—
Class A common stock repurchases	(8,744,477)	—	—	—	—	—	(102,241)	—	—	(102,241)
Shares withheld related to net share settlement and other	(9,623)	—	—	—	—	—	(64)	—	—	(64)
Distributions	—	—	—	—	—	(200)	—	—	(18,721)	(18,921)
Share-based compensation	—	—	—	—	9,713	—	—	—	—	9,713
Equity-based payments to non-employees	—	—	—	—	11	—	—	—	—	11
Tax adjustments	—	—	—	—	8,074	—	—	—	—	8,074
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	66,282	—	—	—	(66,282)	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(1,325)	(3,084)	(4,409)
Balance at September 30, 2019	66,431,301	113,524,198	$800	$114	$114,170	$53,872	$(146,183)	$(1,325)	$(87,911)	$(66,463)

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

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Continued) (Unaudited)
(United States Dollars in thousands, except share data)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total
Balance at June 30, 2018	57,650,251	128,983,353	$576	$129	$15,373	$5,482	$(68,020)	$(46,460)
Net income	—	—	—	—	—	12,001	33,711	45,712
Issuance of unvested Class A common stock awards	137,170	—	—	—	—	—	—	—
Class A common stock option exercises	9,964				(127)	—	—	(127)
Forfeited share-based compensation awards	—	(156,739)	—	—	—	—	—	—
Distributions	—	—	—	—	—	(273)	(12,498)	(12,771)
Share-based compensation	—	—	—	—	1,453	—	—	1,453
Equity-based payments to non-employees	—	—	—	—	4	—	—	4
Impact on noncontrolling interest of change in ownership during period	—	—	—	—	(5,274)	—	5,274	—
Balance at September 30, 2018	57,797,385	128,826,614	$576	$129	$11,429	$17,210	$(41,533)	$(12,189)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Continued) (Unaudited)
(United States Dollars in thousands, except share data)

	GreenSky Holdings, LLC (Prior to Reorganization Transactions)				GreenSky, Inc. Stockholders Equity
	Additional Paid-in Capital	Retained Earnings	Total Permanent Equity (Deficit)	Temporary Equity	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total
Balance at January 1, 2018	$(554,906)	$98,519	$(456,387)	$430,348	—	—	$—	$—	$—	$—	$—	$(26,039)
Activity prior to and including Reorganization Transactions
Net income	—	38,213	38,213	—	—	—	—	—	—	—	—	38,213
Issuances	339	—	339	—	—	—	—	—	—	—	—	339
Redemptions	(496)	—	(496)	—	—	—	—	—	—	—	—	(496)
Distributions	(37,980)	(57,003)	(94,983)	(16,358)	—	—	—	—	—	—	—	(111,341)
Share-based compensation	2,132	—	2,132	—	—	—	—	—	—	—	—	2,132
Equity-based payments to non-employees	6	—	6	—	—	—	—	—	—	—	—	6
Effect of Reorganization Transactions	590,905	(79,729)	511,176	(413,990)	15,816,268	—	158	—	(97,344)	—	—	—
Activity in connection with IPO
Issuances of Class A common stock, net of costs	—	—	—	—	43,700,000	—	437	—	950,553	—	—	950,990
Issuances of Class A common stock effective on date of IPO	—	—	—	—	434,783	—	4	—	(4)	—	—	—
Issuances of Class B common stock	—	—	—	—	—	128,983,353	—	129	—	—	—	129
Purchases of GreenSky Holding, LLC units	—	—	—	—	—	—	—	—	(901,833)	—	—	(901,833)
Purchases of Class A common stock	—	—	—	—	(2,426,198)	—	(24)	—	(52,988)	—	—	(53,012)
Class A common stock option exercises	—	—	—	—	125,398	—	1	—	(1)	—	—	—
Initial effect of the Reorganization Transactions and IPO on noncontrolling interest	—	—	—	—	—	—	—	—	69,299	—	(69,299)	—
Deferred tax adjustments	—	—	—	—	—	—	—	—	47,129	—	—	47,129
Activity subsequent to Reorganization Transactions and IPO
Net income	—	—	—	—	—	—	—	—	—	17,551	49,368	66,919
Forfeited share-based compensation	—	—	—		—	(156,739)	—	—	—	—	—	—
Issuance of unvested Class A common stock awards	—	—	—		137,170	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	(341)	(27,035)	(27,376)
Share-based compensation	—	—	—	—	—	—	—	—	2,172	—	—	2,172
Equity-based payments to non-employees	—	—	—	—	—	—	—	—	6	—	—	6
Impact on noncontrolling interest of change in ownership during period	—	—	—	—	—	—	—	—	(5,433)	—	5,433	—
Class A common stock option exercises	—	—	—	—	9,964	—	—	—	(127)	—	—	(127)
Balance at September 30, 2018	$—	$—	$—	$—	57,797,385	128,826,614	$576	$129	$11,429	$17,210	$(41,533)	$(12,189)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(United States Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$90,669	$105,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,117	3,229
Share-based compensation expense	9,713	4,304
Equity-based payments to non-employees	11	12
Operating lease liability payments	(255)	(293)
Amortization of debt related costs	1,258	1,262
Fair value change in servicing assets and liabilities	(24,809)	621
Original issuance discount on term loan payment	(31)	(20)
Deferred tax expense (benefit)	(3,528)	4,969
Loss on remeasurement of tax receivable agreement liability	6,383	—
Changes in assets and liabilities:
(Increase) decrease in loan receivables held for sale	(27,493)	58,841
(Increase) decrease in accounts receivable	(5,690)	(264)
(Increase) decrease in related party receivables	(56)	96
(Increase) decrease in other assets	1,975	4,032
Increase (decrease) in accounts payable	8,627	(711)
Increase (decrease) in finance charge reversal liability	44,401	23,054
Increase (decrease) in related party liabilities	—	(933)
Increase (decrease) in other liabilities	19,141	90
Net cash provided by operating activities	125,433	203,421
Cash flows from investing activities
Purchases of property, equipment and software	(10,921)	(4,849)
Net cash used in investing activities	(10,921)	(4,849)
Cash flows from financing activities
Proceeds from IPO, net of underwriters discount and commissions	—	954,845
Purchases of GreenSky Holdings, LLC units	—	(901,833)
Purchases of Class A common stock	—	(53,012)
Issuances of Class B common stock	—	129
Redemptions of GreenSky Holdings, LLC units prior to Reorganization Transactions	—	(496)
Proceeds from term loan	—	399,000
Repayments of term loan	(2,969)	(351,105)
Member distributions	(23,181)	(141,019)
Payments under tax receivable agreement	(4,664)	—
Class A common stock repurchases	(104,272)	—
Equity option exercises prior to Reorganization Transactions	—	339
Payment of IPO related expenses	—	(3,855)
Payment of equity transaction expenses, prior to Reorganization Transactions	—	(32)
Payment of taxes on Class B common stock exchanges	(2,198)	—
Proceeds from option exercises	308	—
Payment of option exercise taxes	(12,350)	(126)
Net cash used in financing activities	(149,326)	(97,165)
Net increase (decrease) in cash and cash equivalents and restricted cash	(34,814)	101,407
Cash and cash equivalents and restricted cash at beginning of period	458,499	353,838
Cash and cash equivalents and restricted cash at end of period	$423,685	$455,245

Supplemental non-cash financing activities
Leasehold improvements acquired but not paid	$—	$300
Distributions accrued but not paid	6,351	10,887
Tax withholding on equity awards accrued but not paid	64	—
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

On May 24, 2018, the Company's Class A common stock commenced trading on the Nasdaq Global Select Market in connection with its IPO of 43,700,000 shares of its Class A common stock at a public offering price of $23.00 per share, receiving approximately $954.8 million in net proceeds, after deducting underwriting discounts and commissions (but not including other offering costs), which were used to purchase 2,426,198 shares of Class A common stock and 41,273,802 newly-issued Holdco Units at a price per unit equal to the price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions. The newly-issued Holdco Units were sold by Continuing LLC Members, which we also refer to as "Exchanging Members." Pursuant to an "Exchange Agreement," the Continuing LLC Members can exchange their Holdco Units (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis, subject to customary adjustments, or for cash (based on the market price of the shares of Class A common stock), at our option (such determination to be made by the disinterested members of our board of directors).
The IPO and Reorganization Transactions resulted in the Company becoming the sole managing member of GS Holdings. As the sole managing member of GS Holdings, we operate and control all of GS Holdings’ operations and, through GS Holdings and its subsidiaries, conduct GS Holdings’ business.
The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Unaudited Condensed Consolidated Financial Statements representing the GS Holdings interests held by Continuing LLC Members. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income (loss) to the Company and the noncontrolling interest. During the three and nine months ended September 30, 2019, the Company had a weighted average ownership interest in GS Holdings of 35.4% and 34.1%, respectively.
Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements were prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. We condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with the GreenSky, Inc. 2018 Form 10-K filed with the SEC on March 15, 2019. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our financial condition and results of operations for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2018, was derived from the audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements required by United States generally accepted accounting principles ("GAAP"). All intercompany balances and transactions are eliminated upon consolidation. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results expected for the full year.
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

	September 30,
	2019	2018
Cash and cash equivalents	$206,403	$294,336
Restricted cash	217,282	160,909
Cash and cash equivalents and restricted cash in Unaudited Condensed Consolidated Statements of Cash Flows	$423,685	$455,245
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
Revenue Recognition
Disaggregated revenue
Revenue disaggregated by type of service was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Merchant fees	$100,656	$82,909	$270,877	$217,850
Interchange fees	12,126	13,861	34,318	40,057
Transaction fees	112,782	96,770	305,195	257,907
Servicing fees(1)	40,626	17,101	90,577	46,890
Other(2)	7	41	38	145
Servicing and other	40,633	17,142	90,615	47,035
Total revenue	$153,415	$113,912	$395,810	$304,942

(1)
For the three and nine months ended September 30, 2019, includes a $16,365 and $25,331 change in fair value of our servicing assets primarily associated with increases to the contractually specified fixed servicing fees for certain Bank Partners. Refer to Note 3 for additional information.

(2)
Other revenue includes miscellaneous revenue items that are individually immaterial. Other revenue is presented separately herein in order to clearly present merchant, interchange and servicing fees, which are more integral to our primary operations and better enable financial statement users to calculate metrics such as servicing and merchant fee yields.

We have no remaining performance obligations as of September 30, 2019. No assets were recognized from the costs to obtain or fulfill a contract with a customer as of September 30, 2019 or December 31, 2018. Volume-based price concessions to merchants and other channel partners that were netted against the gross transaction price were $3,077 and $2,195 during the three months ended September 30, 2019 and 2018, respectively, and $12,183 and $7,888 during the nine months ended September 30, 2019 and 2018, respectively. We recognized bad debt expense arising from our contracts with customers of $98 and $252 during the three months ended September 30, 2019 and 2018, respectively, and $693 and $1,257 during the nine months ended September 30, 2019 and 2018, respectively, which is recorded within general and administrative expense in our Unaudited Condensed Consolidated Statements of Operations.
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
Accounting Standards Issued, But Not Yet Adopted
Measurement of credit losses on financial instruments
In June 2016, the FASB issued ASU 2016-13, which is intended to better align the timing of recognition of credit losses on financial instruments with management’s expectations. The standard requires a financial asset (or group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. Management must determine expected credit losses for all financial instruments held at the reporting date based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts, the latter of which broadens current guidance. The standard requires enhanced disclosures to help investors and other financial statement users to better understand the significant estimates and judgments used in estimating credit losses. The standard is effective for us on January 1, 2020, with early adoption permitted. The majority of this standard's provisions must be applied using a modified retrospective approach. We currently anticipate the primary impact of the new standard will relate to our assessment of the contingent obligation related to our financial guarantees. We continue to refine our estimation models and methodology, develop our internal processes, and evaluate the potential impact of adopting this standard on our consolidated financial statements. The extent of the actual impact of the standard at the effective date will depend on many factors that are subject to change until the date of adoption.
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
In addition, this standard requires alignment in presentation between: (1) the expense related to the capitalized implementation costs and the fees associated with the hosting element (service) of the arrangement on the statement of operations; (2) the capitalized implementation costs and any prepayment for the fees of the associated hosting arrangement on the balance sheet; and (3) the payments for capitalized implementation costs and the payments made for fees associated with the hosting element in the statement of cash flows. The standard is effective for us on January 1, 2020, with early adoption permitted, and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We continue to refine our inventory of existing cloud computing arrangements to identify hosting arrangements that are service contracts. As we intend to adopt this standard on a prospective basis at the effective date, the impact of our adoption of this standard on our consolidated financial statements will largely depend on the magnitude of future implementation costs incurred in our cloud computing arrangements.
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
Prior to the IPO, the GS Holdings membership structure included Class A, B and C Units and profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these Unaudited Condensed Consolidated Financial Statements. Therefore, the basic and diluted earnings per share for the nine months ended September 30, 2018 represent only the period from May 24, 2018 to September 30, 2018, the period wherein we had outstanding Class A common stock.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Income before income tax expense	$45,608	$49,087	$87,141	$110,101
Less: Net income attributable to GS Holdings prior to Reorganization Transactions	—	—	—	38,213
Less: Net income attributable to noncontrolling interests after Reorganization Transactions	29,349	33,711	60,728	49,368
Less: Income tax expense (benefit)	1,533	3,375	(3,528)	4,969
Net income attributable to GreenSky, Inc. – basic	$14,726	$12,001	$29,941	$17,551
Add: Reallocation of net income attributable to noncontrolling interests from the assumed exchange of common units of GS Holdings for Class A common stock	29,349	33,711	60,728	49,368
Less: Income tax expense (benefit) on reallocation of net income attributable to noncontrolling interests(1)	3,056	7,400	7,617	10,893
Net income attributable to GreenSky, Inc. – diluted	$41,019	$38,312	$83,052	$56,026
Denominator:
Weighted average shares of Class A common stock outstanding – basic	61,855,370	57,412,673	60,309,032	57,408,861
Add: Dilutive effects, as shown separately below
Holdco Units exchangeable for Class A common stock	113,390,825	128,052,758	117,400,829	128,155,169
Class A common stock options	1,666,253	2,813,764	2,340,102	2,646,827
Holdco warrants exchangeable for Class A common stock	—	707,414	109,344	635,436
Unvested Class A common stock(2)	141,666	169,315	170,802	179,339
Weighted average shares of Class A common stock outstanding – diluted	177,054,114	189,155,924	180,330,109	189,025,632

Earnings per share of Class A common stock outstanding – basic	$0.24	$0.21	$0.50	$0.31
Earnings per share of Class A common stock outstanding – diluted	$0.23	$0.20	$0.46	$0.30

Excluded from diluted earnings per share, as their inclusion would have been anti-dilutive(3)
Unvested Holdco Units	410,200	—	410,200	—
Class A common stock options	2,989,904	1,184,029	2,989,904	1,184,029
Unvested Class A common stock	1,986,409	134,170	1,986,409	134,170

(1)
We assumed effective tax rates of 10.1% and 22.0% for the three months ended September 30, 2019 and 2018, respectively, and 4.7% and 22.1% for the nine months ended September 30, 2019 and 2018, respectively, which represent the effective tax rates on the consolidated GreenSky, Inc. entity inclusive of the income taxes on the portion of GS Holdings' earnings that are attributable to noncontrolling interests. The rates for the three and nine months ended September 30, 2019 are reflective of the tax benefits from remeasurement of net deferred tax assets, warrant exercises and stock-based compensation deductions.

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

	Level	September 30, 2019		December 31, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents(1)	1	$206,403	$206,403	$303,390	$303,390
Loan receivables held for sale, net(2)	2	30,369	33,145	2,876	3,552
Servicing assets(3)	3	25,331	25,331	—	—
Liabilities:
Finance charge reversal liability(3)	3	$182,990	$182,990	$138,589	$138,589
Term loan(1)	2	385,080	393,163	386,822	386,234
Interest rate swap(3)	2	4,826	4,826	—	—
Servicing liabilities(3)	3	3,538	3,538	3,016	3,016

(1)	Disclosed, but not carried, at fair value.

(2)	Measured at fair value on a nonrecurring basis.

(3)	Measured and carried at fair value on a recurring basis.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$164,979	$107,047	$138,589	$94,148
Receipts(1)	43,233	38,520	114,287	100,355
Settlements(2)	(68,838)	(47,211)	(191,049)	(136,883)
Fair value changes recognized in cost of revenue(3)	43,616	18,846	121,163	59,582
Ending balance	$182,990	$117,202	$182,990	$117,202

(1)
Includes: (i) incentive payments from Bank Partners, which is the surplus of finance charges billed to borrowers over an agreed-upon portfolio yield, a fixed servicing fee and realized net credit losses, (ii) cash received from recoveries on previously charged-off Bank Partner loans, and (iii) the proceeds received from transferring our rights to Charged-Off Receivables (as defined below) attributable to previously charged-off Bank Partner loans. We consider all monthly incentive payments from Bank Partners during the period to be related to billed finance charges on deferred interest products until monthly incentive payments exceed total billed finance charges on deferred products, which did not occur during any of the periods presented.

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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Our estimated reversal rate for billed interest on deferred loan products is the significant unobservable input used to value the Level 3 FCR liability. As we have expanded our deferred loan products and as our historical experience with these products has progressed, management has developed more specific reversal rates for categories of deferred loan products based on the length of the interest-free promotional period (ranging from 6 to 24 months), whether or not loan principal payments were required to be paid during the interest-free promotional period, and the industry vertical (home improvement or elective healthcare). This has resulted in incremental increases in the number of reversal rate assumptions used to value the FCR liability. The historical period over which we evaluate reversal rates may also vary among the categories of deferred loan products based on the length and relevance of our historical experience with such products at the measurement date. The overall decrease in reversal rates is primarily attributable to lower reversal rate experience on loans within the elective healthcare industry vertical. The following table presents the ranges and weighted averages of our estimated reversal rates as of the dates indicated.

Reversal rate	September 30, 2019	December 31, 2018
Range	60.0% - 96.8%	70.0% - 97.3%
Weighted average	87.6%	88.2%
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

	Aggregate Unpaid Balance			Proceeds
	Bank Partner loans	Loan receivables held for sale	Total(1)	Bank Partner loans	Loan receivables held for sale	Total
Three Months Ended September 30, 2019	$56,876	$237	$57,113	$7,921	$33	$7,954
Three Months Ended September 30, 2018	67,455	841	68,296	9,039	113	9,152
Nine Months Ended September 30, 2019	164,113	1,264	165,377	22,703	174	22,877
Nine Months Ended September 30, 2018	142,350	2,124	144,474	19,039	284	19,323

(1)
During the three months ended September 30, 2019 and 2018, $5,574 and $3,952, respectively, of the aggregate unpaid balance on cumulative transferred Charged-Off Receivables were recovered through our servicing efforts on behalf of our Charged-Off Receivables investors. During the nine months ended September 30, 2019 and 2018, such recoveries on behalf of our Charged-Off Receivables investors were $16,229 and $10,632, respectively.

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
Servicing assets and liabilities
We elected the fair value method to account for our servicing assets and liabilities to more appropriately reflect the value of the servicing rights in our Unaudited Condensed Consolidated Financial Statements. As a result of this election, our servicing assets and liabilities are carried at fair value on a recurring basis within other assets and other liabilities, respectively, in the Unaudited Condensed Consolidated Balance Sheets and are estimated using a discounted cash flow model. Servicing assets and liabilities are classified within Level 3 of the fair value hierarchy, as the primary components of the fair values are obtained from unobservable inputs based on peer market data, reasonably adjusted for assumptions that would be used by market participants to service our Bank Partner loans and transferred Charged-Off Receivables portfolios, for which market data is not available. Changes in the fair value of our servicing assets are recorded within servicing and other revenue and changes in the fair value of our servicing liabilities are recorded within other gains (losses), net in the Unaudited Condensed Consolidated Statements of Operations. Contractually specified servicing fees recorded within servicing and other revenue in the Unaudited Condensed Consolidated Statements of Operations totaled $24,261 and $17,101 for the three months ended September 30, 2019 and 2018, respectively, and $65,246 and $46,890 for the nine months ended September 30, 2019 and 2018, respectively. The cash flow impacts of our assets and liabilities that are measured at fair value on a recurring basis are included within net cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. In the 2019 period, we renegotiated certain Bank Partner agreements where the Company has agreed to post additional escrow and increase the Bank Partner's margin. In exchange for these considerations, we received an increase in our loan servicing fees from the Bank Partners. We determined that the increase in servicing fees resulted in an increase to the fair value of our servicing assets for these Bank Partners. We also anticipate that, all other factors remaining constant, these increased servicing fees will contribute to lower incentive payments received in future periods from the Bank Partners.
The following table reconciles the beginning and ending fair value measurements of our servicing assets associated with Bank Partner loans during the periods presented. We did not have any servicing assets for the three and nine months ended September 30, 2018.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Beginning balance	$8,966	$—
Additions, net(1)	2,169	2,169
Fair value changes recognized in servicing and other revenue(2)	14,196	23,162
Ending balance	$25,331	$25,331

(1)	Recognized in servicing and other revenue in the Unaudited Condensed Consolidated Statements of Operations.

(2)	Primarily reflective of increases to the contractually specified fixed servicing fees for certain Bank Partners, which may also contribute to lower incentive payments received in future periods.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table reconciles the beginning and ending fair value measurements of our servicing liabilities associated with transferring our rights to Charged-Off Receivables during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$3,347	$2,272	$3,016	$2,071
Initial obligation from transfer of Charged-Off Receivables(1)	685	826	1,983	1,737
Fair value changes recognized in other gains (losses), net(2)	(494)	(406)	(1,461)	(1,116)
Ending balance	$3,538	$2,692	$3,538	$2,692

(1)	Recognized in other gains (losses), net in the Unaudited Condensed Consolidated Statements of Operations.

(2)	Represents the reduction of our servicing liabilities due to the passage of time and collection of loan payments.
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

Input	September 30, 2019		December 31, 2018
	Range	Weighted Average	Range	Weighted Average
Cost of servicing (basis points)(1)	57.5 - 108.0	106.1	62.5	62.5
Discount rate	18.0%	18.0%	18.0%	18.0%
Weighted average remaining life (years)	2.4 - 6.0	2.5	N/A	N/A
Recovery period (years)	2.8 - 4.9	4.1	3.6 - 4.9	4.3

(1)	The cost of servicing assumption as of December 31, 2018 relates only to Charged-Off Receivables, as the fair value measurement of servicing rights associated with Bank Partner loans was immaterial.
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

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$2,876	$73,606
Additions	96,704	70,805
Proceeds from sales and borrower payments(1)	(67,355)	(126,981)
Decrease (increase) in valuation allowance	(637)	(110)
Transfers(2)	243	22
Write offs and other(3)	(1,462)	(2,577)
Ending balance	$30,369	$14,765

(1)
Includes accrued interest and fees, recoveries of previously charged-off loan receivables held for sale, as well as proceeds from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. We retain servicing arrangements on sold loan receivables with the same terms and conditions as loans that are originated by our Bank Partners. Income from loan receivables held for sale activities is recorded within interest income and other gains (losses), net in the Unaudited Condensed Consolidated Statements of Operations. We sold loan receivables held for sale to certain Bank Partners on the following dates during the nine months ended September 30, 2019 and 2018:

2019		2018
Date	Amount	Date	Amount
March 27	$63,673	May 21	$9,552
		June 27	50,614
		September 27	48,176
Total	$63,673		$108,342

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

(3)
We received recovery payments of $33 and $42 during the nine months ended September 30, 2019 and 2018, respectively. Recoveries of principal and finance charges and fees on previously written off loan receivables held for sale are recognized on a collected basis as other gains and interest income, respectively, in the Unaudited Condensed Consolidated Statements of Operations. Separately, during the nine months ended September 30, 2019 and 2018, write offs and other were reduced by $174 and $284, respectively, related to cash proceeds received from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. The cash proceeds received were recorded within other gains (losses), net in the Unaudited Condensed Consolidated Statements of Operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales of loans	$—	$48,176	$63,673	$108,342
Servicing fees	924	546	2,660	1,645
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

	September 30, 2019	December 31, 2018
Total principal balance	$326,026	$357,060
Delinquent loans (unpaid principal balance)	17,394	23,385

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net charge-offs (unpaid principal balance)	$4,457	$2,017	$12,664	$6,729
Note 5. Accounts Receivable
Accounts receivable consisted of the following as of the dates indicated.

	Accounts Receivable, Gross	Allowance for Losses	Accounts Receivable, Net
September 30, 2019
Transaction related	$16,993	$(159)	$16,834
Servicing related	3,976	—	3,976
Total	$20,969	$(159)	$20,810
December 31, 2018
Transaction related	$14,704	$(168)	$14,536
Servicing related	864	—	864
Total	$15,568	$(168)	$15,400

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 6. Property, Equipment and Software
Property, equipment and software were as follows as of the dates indicated.

	September 30, 2019	December 31, 2018
Furniture	$3,163	$2,813
Leasehold improvements	4,690	4,171
Computer hardware	2,586	2,923
Software	16,372	8,344
Total property, equipment and software, at cost	26,811	18,251
Less: accumulated depreciation	(5,726)	(5,462)
Less: accumulated amortization	(5,049)	(2,557)
Total property, equipment and software, net	$16,036	$10,232
Note 7. Borrowings
Credit Agreement
In August 2017, we entered into a $450.0 million credit agreement (“Credit Agreement”), which provided for a $350.0 million term loan (“original term loan”) maturing on August 25, 2024 and a $100.0 million revolving loan facility maturing on August 25, 2022. The net proceeds from the term loan of $338.6 million, along with $7.9 million of cash, were set aside for a subsequent $346.5 payment (which is occurring in stages) to certain equity holders and a related party. With the exception of the payments to the related party, which were related party expenses, the payments were accounted for as distributions. See Note 11 for distribution and payment details.
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
We contemporaneously settled the outstanding principal balance on the original term loan of $349.1 million with the issuance of the $400.0 million modified term loan. The net proceeds from the modified term loan were used to provide for distributions to certain equity holders and a related party prior to the Company's IPO. With the exception of the payments to the related party, which are related party expenses, the payments were accounted for as distributions. See Note 11 for distribution and payment details. As of September 30, 2019 and December 31, 2018, we had no borrowings under the revolving loan facility.
When our first lien net leverage ratio is above 1.50 to 1.00, we are subject to a quarterly commitment fee at a per annum rate of 0.50% on the daily unused amount of the revolving loan facility, inclusive of the aggregate amount available to be drawn under letters of credit, of which $10.0 million was available, but unused, as of September 30, 2019. This rate is reduced to 0.375% for any quarterly period in which our first lien net leverage ratio is equal to or below 1.50 to 1.00, which was the case for each quarterly period presented. For the three months ended September 30, 2019 and 2018, we recognized $96 and $96, respectively, of commitment fees within interest expense in the Unaudited Condensed Consolidated Statements of Operations. Commitment fees were $285 and $317 for the nine months ended September 30, 2019 and 2018, respectively.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Key details of the term loan are as follows:

	September 30, 2019	December 31, 2018
Term loan, face value(1)	$394,000	$397,000
Unamortized debt discount(2)	(3,267)	(3,728)
Unamortized debt issuance costs(2)	(5,653)	(6,450)
Term loan	$385,080	$386,822

(1)	The principal balance of the term loan is scheduled to be repaid on a quarterly basis at an amortization rate of 0.25% per quarter through December 31, 2024, with the balance due at maturity.

(2)
For the three months ended September 30, 2019 and 2018, debt discount of $153 and $155, respectively, and debt issuance costs of $265 and $267, respectively, were amortized into interest expense in the Unaudited Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2019 and 2018, debt discount of $461 and $438, respectively, and debt issuance costs of $797 and $824, respectively, were amortized into interest expense.

Interest Rate Swap
In June 2019, we entered into an interest rate swap agreement to hedge changes in cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan. This interest rate swap was designated for accounting purposes as a cash flow hedge. See Note 8 for additional derivative disclosures.
Covenants
We were in compliance with all covenants, both financial and non-financial, as of September 30, 2019 and December 31, 2018.
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
As of September 30, 2019, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

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

	Balance Sheet Location	September 30, 2019	December 31, 2018
Designated as cash flow hedges
Interest rate swap	Other liabilities	$4,826	$—
Not designated as hedges
FCR liability	Finance charge reversal liability	$182,990	$138,589
The following table presents the impacts of our derivative instruments on our Unaudited Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Designated as cash flow hedges
Interest rate swap – gain (loss) reclassified into interest expense	$410	$—	$410	$—
Interest rate swap – gain (loss) reclassified into income tax expense	(35)	—	(35)	—
Not designated as hedges
FCR liability – change in fair value recorded in cost of revenue	$43,616	$18,846	$121,163	$59,582
Our derivative instrument activities are included within operating cash flows in our Unaudited Condensed Consolidated Statements of Cash Flows.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the components of accumulated other comprehensive income (loss) associated with our cash flow hedge, which exclude amounts pertaining to noncontrolling interests. There was no accumulated other comprehensive income (loss) activity during the three and nine months ended September 30, 2018.

Cash Flow Hedge	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Accumulated other comprehensive income (loss), beginning balance	$(558)	$—
Other comprehensive income (loss) before reclassifications and tax	(864)	(1,597)
Tax (expense) benefit	207	382
Other comprehensive income (loss) before reclassifications, net of tax	(657)	(1,215)
Reclassifications out of accumulated other comprehensive income (loss), net of tax(1)	(110)	(110)
Net (increase) decrease in other comprehensive loss	(767)	(1,325)
Accumulated other comprehensive income (loss), ending balance	$(1,325)	$(1,325)

(1)	Net of tax expense of $35 for the three and nine months ended September 30, 2019.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Based on the current interest rate environment, the Company estimates that approximately $(0.6) million of net unrealized gains (losses) reported in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.
Note 9. Other Liabilities
The following table details the components of other liabilities in the Unaudited Condensed Consolidated Balance Sheets as of the dates indicated.

	September 30, 2019	December 31, 2018
Transaction processing liabilities	$22,294	$4,958
Servicing liabilities(1)	3,538	3,016
Distributions payable(2)	6,351	10,066
Interest rate swap(3)	4,826	—
Tax related liabilities(4)	848	4,412
Deferred lease liabilities(5)	—	2,489
Accruals and other liabilities	10,960	10,736
Other liabilities	$48,817	$35,677

(1)	We elected the fair value method to account for our servicing liabilities. Refer to Note 3 for additional information.

(2)	Related party distributions payable are not included in this balance, but rather are included within related party liabilities.

(3)	Refer to Note 3 and Note 8 for additional information on our interest rate swap, which was in a liability position as of September 30, 2019.

(4)	Tax related liabilities primarily include certain taxes payable related to the Reorganization Transactions. Refer to Note 13 for additional information on tax related liabilities.

(5)
Deferred lease liabilities were calculated in accordance with legacy lease guidance in ASC 840, Leases, for the amount presented as of December 31, 2018. Under the new lease guidance codified in ASC 842, Leases, which we adopted on January 1, 2019, we presented operating lease liabilities separately on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019. See Note 1 and Note 14 for additional information on our lease accounting.

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
As of September 30, 2019, GreenSky, Inc. had 66,431,301 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of Holdco Units. During the three and nine months ended September 30, 2019, GreenSky, Inc. had a weighted average ownership interest in GS Holdings of 35.4% and 34.1%, respectively.
Note 11. Stockholders Equity (Deficit)
Treasury Stock
As of September 30, 2019, there were 13,620,215 shares of Class A common stock held in treasury, including: (i) purchases of 13,425,688 shares of Class A common stock at a cost of $146.1 million, (ii) 184,904 shares associated with forfeited restricted stock awards, and (iii) 9,623 shares associated with tax withholdings upon

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

vesting of restricted stock awards. There were no reissuances of treasury shares during the nine months ended September 30, 2019.
Warrant Exercise
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

	Three Months Ended September 30,		Nine Months Ended September 30,		Remaining Reserved Payment(1)
(in millions)	2019	2018	2019	2018
Non-tax distributions previously declared and paid upon vesting
Credit Agreement Distributions(2)
Distributions	$0.5	$0.4	$2.5	$50.4	$4.2
Related party payments	—	—	0.6	1.1	—
Special Operating Distributions(3)
Distributions	0.3	0.2	1.3	25.4	2.1
Related party payments	—	—	0.2	1.0	—
Tax distributions	4.6	12.8	18.6	63.7	N/A
Total	$5.4	$13.4	$23.2	$141.6	$6.3

(1)	As of September 30, 2019, all remaining portions of the non-tax distributions were recorded within other liabilities in the Unaudited Condensed Consolidated Balance Sheets.

(2)	See Note 7 for discussion of distributions using the proceeds from our borrowings.

(3)
In May 2018, we declared a special operating distribution of $26.2 million, a portion of which was declared to a related party. In December 2017, we declared a $160.0 million special cash distribution to GS Holdings unit holders and holders of profits interests.

Note 12. Share-Based Compensation
We recorded share-based compensation expense of $3,777 and $1,453 for the three months ended September 30, 2019 and 2018, respectively, and $9,713 and $4,304 for the nine months ended September 30, 2019 and 2018, respectively, which is included within compensation and benefits expense in the Unaudited Condensed Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Class A Common Stock Options
Class A common stock option ("Options") activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018

	Number of Options	Weighted Average Exercise Price	Number of Options
Outstanding at beginning of period	8,053,292	$5.25	9,821,884
Granted prior to Reorganization Transactions and IPO(1)	N/A	N/A	340,000
Exercised prior to Reorganization Transactions and IPO(2)(3)	N/A	N/A	(270,000)
Forfeited prior to Reorganization Transactions and IPO	N/A	N/A	(260,000)
Effect of Reorganization Transactions and IPO	N/A	N/A	(186,772)
Granted after the Reorganization Transactions and IPO(1)	1,610,407	11.41	1,014,029
Exercised after Reorganization Transactions and IPO(2)(3)	(5,188,465)	1.76	(42,000)
Forfeited after Reorganization Transactions and IPO	(232,819)	12.73	(202,000)
Expired after Reorganization Transactions and IPO(4)	(12,500)	15.32	—
Outstanding at end of period(5)	4,229,915	$11.43	10,215,141
Exercisable at end of period(5)(6)	1,052,998	$7.55	7,237,582

(1)	Weighted average grant date fair value of Options granted during the nine months ended September 30, 2019 and 2018 was $3.39 and $6.29, respectively.

(2)
The total intrinsic value of Options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, during the nine months ended September 30, 2019 and 2018 was $27.7 million and $1.5 million, respectively.

(3)
Employees paid $0.3 million to the Company during the nine months ended September 30, 2019 to exercise Options, which resulted in the issuance of 37,497 shares of Class A common stock. In addition, during this same period, 5,150,964 Options were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 2,235,572 shares of Class A common stock. The Company paid withholding taxes of $12.4 million during the nine months ended September 30, 2019 related to cashless Option exercises. Employees paid $0.3 million to the Company during the nine months ended September 30, 2018 to exercise GS Holdings options, which resulted in the issuance of 30,516 Holdco Units. Additionally, during this same period, 252,000 GS Holdings options were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 38,637 Holdco Units prior to the Reorganization Transactions and IPO and the issuance of 9,964 shares of Class A common stock subsequent to the Reorganization Transactions and IPO. The Company paid withholding taxes of $0.6 million during the nine months ended September 30, 2018 related to cashless GS Holdings option exercises.

(4)	Expired Options represent vested, underwater Options that were not exercised by terminated employees within 30 days from the employment termination date, as stipulated in the Option award agreements.

(5)	The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of the date indicated:

September 30, 2019
Aggregate intrinsic value (in millions)
Options outstanding	$3.2
Options exercisable	$2.7
Weighted average remaining term (in years)
Options outstanding	7.9
Options exercisable	5.9

(6)	The total fair value, based on grant date fair value, of Options that vested during the nine months ended September 30, 2019 and 2018 was $2.1 million and $0.8 million, respectively.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Profits Interests
As part of the Reorganization Transactions, profits interests were converted into Holdco Units, which remain subject to the same service vesting requirements as the original profits interests. Therefore, there was no profits interests activity during the nine months ended September 30, 2019. Profits interests activity was as follows during the period indicated:

Nine Months Ended September 30, 2018

Number of Profits Interests
Outstanding at beginning of period	14,061,530
Granted(1)	2,920,000
Forfeited	(800,000)
Effect of Reorganization Transactions and IPO	(16,181,530)
Outstanding at end of period(2)	—

(1)	Weighted average grant date fair value of profits interests granted during the nine months ended September 30, 2018 was $4.47.

(2)	The total fair value based on grant date fair value of profits interests that vested during the nine months ended September 30, 2018 was $0.4 million.
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

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018

	Number of Holdco Units	Weighted Average Grant Date Fair Value	Number of Holdco Units
Unvested at beginning of period	2,514,856	$23.00	—
Effect of Reorganization Transactions and IPO	N/A	N/A	3,172,843
Forfeited	(294,734)	23.00	(156,739)
Vested(1)	(750,826)	23.00	(118,082)
Unvested at end of period	1,469,296	$23.00	2,898,022

(1)
The total fair value, based on grant date fair value, of previously unvested Holdco Units that vested during the nine months ended September 30, 2019 and 2018 was $17.3 million and $2.7 million, respectively.

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

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018

	Class A common stock	Weighted Average Grant Date Fair Value	Class A common stock
Unvested at beginning of period	454,561	$19.08	—
Effect of Reorganization Transactions and IPO	N/A	N/A	255,904
Granted	2,850,206	10.95	137,170
Forfeited(1)	(173,154)	14.84	—
Vested(2)	(106,684)	22.03	(15,049)
Unvested at end of period	3,024,929	$11.55	378,025

(1)	Forfeited shares of unvested Class A common stock associated with restricted stock awards are held in our treasury stock account. Refer to Note 11 for additional information on our treasury stock.

(2)
The total fair value, based on grant date fair value, of previously unvested Class A common stock that vested during the nine months ended September 30, 2019 and 2018 was $2.4 million and $0.3 million, respectively.

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
The Company’s effective tax rate for the three and nine months ended September 30, 2019 was 3.4% and (4.0)%, respectively, and the Company recorded $1.5 million of income tax expense and $3.5 million of income tax benefit for the three and nine months ended September 30, 2019, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2019 were less than our combined federal and state statutory tax rate of 24.1%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests. Further, the effective tax rate for the nine months ended September 30, 2019 includes the effect of remeasuring net deferred tax assets due to a change in state tax rates. The effective tax rates for the three and nine months ended September 30, 2019 include the effects of warrant and stock-based compensation deductions, which are required to be recorded discretely in the interim period in which those items occur. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax; therefore, the effective tax rate can vary from period to period.
The Company's effective tax rate for the three and nine months ended September 30, 2018 was 6.9% and 4.5%, respectively, and the Company recorded $3.4 million and $5.0 million of income tax expense for the three and nine months ended September 30, 2018, respectively. The Company's effective tax rates for the three and nine months ended September 30, 2018 were less than our combined federal and state statutory tax rate of 23.5%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests, and prior to the Reorganization Transactions, GS Holdings' earnings were completely exempt from federal corporate income taxation.
As of September 30, 2019 and December 31, 2018, the total liability related to uncertain tax positions was $0.0 million and $3.4 million, respectively. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were immaterial as of

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

September 30, 2019, and therefore did not impact the effective income tax rate. The decrease in the liability for uncertain tax positions was due to the Internal Revenue Service issuing the consent agreement whereby the Company was granted permission for a non-automatic method change.
Deferred tax assets, net of $361.5 million and $307.0 million as of September 30, 2019 and December 31, 2018, respectively, relate primarily to the basis difference in our investment in GS Holdings. This basis difference arose primarily as a result of the Reorganization Transactions, the IPO and subsequent exchanges of Class B common stock for Class A common stock.
As of September 30, 2019, we concluded based on the weight of all available positive and negative evidence that all of our deferred tax assets are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
As of September 30, 2019, the Company had a liability of $308.5 million related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Unaudited Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2019, we made payments, inclusive of interest, of $0.0 million and $4.7 million, respectively, to members of GS Holdings pursuant to the TRA.
Note 14. Commitments, Contingencies and Guarantees
Commitments
Leases
As discussed in Note 1, we adopted the provisions of ASU 2016-02 as of January 1, 2019. Periods subsequent to this adoption date are presented and disclosed in accordance with ASC 842, Leases, while comparative periods continue to be presented and disclosed in accordance with legacy guidance in ASC 840, Leases.
In accordance with ASC 842, we determine if an arrangement is or contains a lease at inception of the contract. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We primarily lease our premises under multi-year, non-cancelable operating leases. Operating leases are included in operating lease ROU assets and operating lease liabilities in our Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2019, we did not have any finance leases.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The operating lease ROU assets are increased by any prepaid lease payments and are reduced by any unamortized lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Base rent is typically subject to rent escalations on each annual anniversary from the lease commencement dates. Lease expense for lease payments, including any step rent provisions specified in the lease agreements, is recognized on a straight-line basis over the lease term and is included within property, office and technology and related party expenses in the Unaudited Condensed Consolidated Statements of Operations. Operating lease cost associated with our ROU assets was $1,034 and $810 for the three months ended September 30, 2019 and 2018, respectively, and $2,818 and $2,366 for the nine months ended September 30, 2019 and 2018, respectively. See Note 15 for additional information regarding office space leased from a related party.
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
As of September 30, 2019, we did not have any operating leases that had not yet commenced.
Supplemental cash flow and noncash information related to our operating leases were as follows for the period indicated.

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$3,073
Noncash operating lease ROU assets obtained in exchange for operating lease liabilities
Resulting from our adoption of ASU 2016-02	$11,279
Resulting from new or modified leases	2,975
Supplemental balance sheet information related to our operating leases was as follows as of the date indicated.

September 30, 2019
Operating lease ROU assets	$12,086
Operating lease liabilities	$14,841
Weighted average remaining lease term (in years)	3.5
Weighted average discount rate	5.7%

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

For the periods presented, maturities of operating lease liabilities as of the date indicated and a reconciliation of the total undiscounted cash flows to the operating lease liabilities in the Unaudited Condensed Consolidated Balance Sheets, were as follows in accordance with ASC 842:

September 30, 2019
Remainder of 2019	$901
2020	4,759
2021	4,892
2022	3,704
2023	1,501
Thereafter	810
Total lease payments	$16,567
Less: imputed interest	(1,726)
Operating lease liabilities	$14,841
For the periods presented, future minimum lease payments under leases entered into as of the date indicated (inclusive of leases that had not yet commenced) were as follows in accordance with ASC 840:

December 31, 2018
2019	$3,871
2020	4,073
2021	4,173
2022	3,087
2023	1,238
Thereafter	542
Total minimum lease payments	$16,984
Covenants
Our transaction processor and some Bank Partners impose financial covenants upon our wholly owned subsidiary, GSLLC. As of September 30, 2019 and December 31, 2018, GSLLC was in compliance with all financial covenants. See Note 7 for discussion of financial and non-financial covenants associated with our borrowings.
Other Commitments
As of September 30, 2019 and December 31, 2018, the outstanding open and unused line of credit on approved loan receivables held for sale was $14.7 million and $3.0 million, respectively. We did not record a provision for these unfunded commitments, but believe we have adequate cash on hand to fund these commitments.
For certain Bank Partners, we maintain a restricted cash balance based on a contractual percentage of the total interest billed on outstanding deferred interest loans that are within the promotional period less previous FCR on such outstanding loans. As of September 30, 2019 and December 31, 2018, restricted cash in the Unaudited Condensed Consolidated Balance Sheets includes $63.1 million and $49.8 million, respectively, associated with these arrangements.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Further, from time to time, we place Bank Partner loans on non-accrual and non-payment status (“Pended Status”) while we investigate consumer loan balance inquiries, which may arise from disputed charges related to work performed by third-party merchants. As of September 30, 2019, Bank Partner loan balances in Pended Status were $15.6 million. While it is management’s expectation that most of these loan balance inquiries will be resolved without incident, in certain instances we may determine that it is appropriate for the Company to permanently reverse the loan balance and assume the economic responsibility for the loan balance itself. We record a liability for these instances. As of September 30, 2019, our liability for potential Pended Status future losses was $6.1 million.
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
The Company and its officers and directors named in the Consolidated Cases intend to defend themselves vigorously in all respects in regard thereto. Under certain circumstances, the Company may be obligated to indemnify some or all of the other defendants in the Consolidated Cases. As the Company has not determined that the likelihood of loss with respect to the Consolidated Cases is probable, the Company has not recorded any liability as of September 30, 2019 with respect to either of such actions.
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
Financial Guarantees
Under the terms of the contracts with our Bank Partners, we provide limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses by holding cash in restricted, interest-bearing escrow accounts in an amount equal to a contractual percentage of the Bank Partners’ monthly originations and month-end outstanding portfolio balance. The Company’s maximum exposure to Bank Partner portfolio credit losses is limited to the contractual restricted cash balance, which was $133.9 million as of September 30, 2019. The estimated value of the financial guarantee was $0.9 million as of September 30, 2019, representing the amount of payments to Bank Partners from these escrow accounts that are expected to be probable of occurring based on current Bank Partner portfolio composition. This estimated obligation was recorded within other liabilities in the Unaudited Condensed Consolidated Balance Sheets. Recorded financial guarantees are typically settled within one year of the initial measurement of the liabilities. In estimating the obligation, we consider a variety of factors, including historical experience and management’s expectations of current customer delinquencies converting into Bank Partner portfolio losses. We do not expect to directly recover any losses associated with this financial guarantee.
One of our Bank Partners, Regions Bank, indicated that it has made a strategic decision to reduce its use of indirect lending programs and we currently do not anticipate its origination commitment will be renewed when it expires on November 25, 2019. The parties are evaluating various alternatives with respect to Regions’ loan portfolio. Certain of these alternatives could require us to make payments from the Regions escrow account in future periods under our guarantee arrangement. The estimated amount of reasonably possible losses associated with such payments could range from $0 to approximately $19 million among the various alternatives under evaluation. As the Company has not determined that the likelihood of any amount of loss with respect to the Regions escrow account is probable of occurring, the Company has not recorded any liability as of September 30, 2019 with respect to this matter.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 15. Related Party Transactions
Leases
We lease office space from a related party under common management control for which lease expense is recognized within related party expenses in the Unaudited Condensed Consolidated Statements of Operations and for which operating lease ROU assets and operating lease liabilities are recognized within those respective line items in the Unaudited Condensed Consolidated Balance Sheets. Total operating lease cost related to this office space was $435 and $439 for the three months ended September 30, 2019 and 2018, respectively, and $1,304 and $1,252 for the nine months ended September 30, 2019 and 2018, respectively. Operating lease ROU assets and operating lease liabilities related to this office space were $5.5 million and $6.6 million, respectively, as of September 30, 2019.
Contractual and Other Arrangements
In August 2018, we entered into an agreement in which an unrelated third party acted as a placement agent in connection with certain Charged-Off Receivables transfers and received a fee from us based on the proceeds received from such transfers. In performing these services, the third party agreed to use an affiliate of a member of the Board and, as such, we determined this arrangement to be related party in nature. In December 2018, the unrelated third party assigned its role in the agreement to the affiliate entity itself; therefore, the arrangement remains a related party transaction. We incurred expenses related to this arrangement of $159 and $408 during the three and nine months ended September 30, 2019, respectively, which are presented within related party expenses in the Unaudited Condensed Consolidated Statements of Operations. There were immaterial expenses related to this arrangement during the three and nine months ended September 30, 2018. There was no payable related to this arrangement as of September 30, 2019 and December 31, 2018.
We entered into non-interest bearing loan agreements with certain non-executive employees for which the remaining outstanding balances are forgiven ratably over designated periods based on continued employment with the Company. As of September 30, 2019 and December 31, 2018, the remaining outstanding balances on these loan agreements were $198 and $142, respectively, which are presented within related party receivables in the Unaudited Condensed Consolidated Balance Sheets.
There were no equity-based payments to non-employees that resulted in related party expenses during the three and nine months ended September 30, 2019 and 2018.
Distributions
As of September 30, 2019, there were no unpaid portions of related party distributions or reserved payments recorded within related party liabilities in the Unaudited Condensed Consolidated Balance Sheets. See Note 11 for distribution and payment details.
Financing Partner Arrangement
In June 2018, the outstanding receivables owned by affiliates of two members of our Board pursuant to a November 2016 agreement were sold to a Bank Partner, which is not a related party, and continue to be serviced by us. In connection with that receivable sale, the related party financing partners ended this servicing agreement with us. As of September 30, 2019 and December 31, 2018, we no longer had any such related party arrangements.
For the three and nine months ended September 30, 2018, we recorded servicing and other revenue in the Unaudited Condensed Consolidated Statements of Operations associated with our related party financing partners of $0 and $54, respectively.
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
Further, management concluded that GreenSky, Inc. is GS Holdings' primary beneficiary based on two conditions. First, GreenSky, Inc., in its capacity as managing member with sole voting rights, has the power to direct the activities of GS Holdings that most significantly impact its economic performance, including selecting, terminating and setting the compensation of management responsible for implementing GS Holdings' policies and procedures, as well as establishing the strategic, operating and capital decisions of GS Holdings in the ordinary course of business. Second, GreenSky, Inc. has an obligation to absorb potential losses of GS Holdings or the right to receive potential benefits from GS Holdings in proportion to its weighted average ownership interest, which was 35.4% and 34.1% for the three and nine months ended September 30, 2019, respectively. Management considers this exposure to be significant to GS Holdings. As the primary beneficiary, GreenSky, Inc. consolidates the results of GS Holdings for financial reporting purposes under the variable interest consolidation model guidance in ASC 810.
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

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$188,395	$294,364
Restricted cash	217,282	155,109
Loan receivables held for sale, net	30,369	2,876
Accounts receivable, net	20,810	15,400
Related party receivables	198	142
Property, equipment and software, net	16,036	10,232
Operating lease right-of-use assets	12,086	—
Other assets	31,513	7,448
Total assets	$516,689	$485,571

Liabilities and Members Equity (Deficit)
Liabilities
Accounts payable	$13,679	$5,357
Accrued compensation and benefits	7,918	8,484
Other accrued expenses	1,708	1,015
Finance charge reversal liability	182,990	138,589
Term loan	385,080	386,822
Related party liabilities	—	825
Operating lease liabilities	14,841	—
Other liabilities	47,968	31,264
Total liabilities	654,184	572,356

Members Equity (Deficit)
Equity (deficit) attributable to Continuing LLC Members	(87,911)	(60,349)
Equity (deficit) attributable to GreenSky, Inc.	(49,584)	(26,436)
Total members equity (deficit)	(137,495)	(86,785)
Total liabilities and members equity (deficit)	$516,689	$485,571
The following table reflects the impact of consolidation of GS Holdings into the Unaudited Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	$153,415	$113,912	$395,810	$304,942
Total costs and expenses	101,017	59,655	285,418	180,300
Operating profit	52,398	54,257	110,392	124,642
Total other income (expense), net	(6,790)	(5,170)	(16,849)	(14,541)
Net income	$45,608	$49,087	$93,543	$110,101

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table reflects the cash flow impact of GS Holdings on the Unaudited Condensed Consolidated Statements of Cash Flows for the periods indicated.

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$125,433	$203,421
Net cash used in investing activities	(10,921)	(4,849)
Net cash used in financing activities	(158,308)	(106,191)

Net increase (decrease) in cash and cash equivalents and restricted cash	(43,796)	92,381
Cash and cash equivalents and restricted cash at beginning of period	449,473	353,838
Cash and cash equivalents and restricted cash at end of period	$405,677	$446,219
Note 18. Subsequent Events
Subsequent to September 30, 2019 and through the date of this filing, the Company executed aggregate purchases of $45.7 million of loan receivables held for sale, net of sales, within the Company's Bank Partner network.
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
Organization
GreenSky, Inc. (or the "Company," "we" or "our") was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an initial public offering ("IPO") of its Class A common stock and certain Reorganization Transactions in order to carry on the business of GreenSky Holdings, LLC (“GS Holdings”) and its consolidated subsidiaries. GS Holdings, a holding company with no operating assets or operations, was organized in August 2017. On August 24, 2017, GS Holdings acquired a 100% interest in GreenSky, LLC ("GSLLC"), a Georgia limited liability company, which is an operating entity. Common membership interests of GS Holdings are referred to as "Holdco Units." See Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for a detailed discussion of the Reorganization Transactions (as defined in that note) and the IPO.
Executive Summary
As of and for the three and nine months ended September 30, 2019 relative to the same periods in 2018, we achieved growth in active merchants, transaction volume and total revenue. Transaction volume (as defined below) was $1.6 billion during the three months ended September 30, 2019, representing an increase of 17% from $1.4 billion during the three months ended September 30, 2018. Transaction volume was $4.5 billion during the nine months ended September 30, 2019, representing an increase of 19% from $3.8 billion during the nine months ended September 30, 2018. Active merchants totaled 16,887 as of September 30, 2019, representing an increase of 19% from 14,163 as of September 30, 2018. Total revenue of $153.4 million during the three months ended September 30, 2019 increased by 35% from $113.9 million during the same period in 2018. Total revenue of $395.8 million during the nine months ended September 30, 2019 increased by 30% from $304.9 million during the same period in 2018.
Net income of $44.1 million during the three months ended September 30, 2019 decreased from $45.7 million during the same period in 2018. Net income of $90.7 million during the nine months ended September 30, 2019 decreased from $105.1 million during the same period in 2018. Adjusted EBITDA (as defined below) of $57.5 million during the three months ended September 30, 2019 decreased from $58.3 million during the same period in 2018. Adjusted EBITDA of $128.9 million during the nine months ended September 30, 2019 decreased from $137.4 million during the same period in 2018.
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
2019 Developments
Specific key developments and results during the nine months ended September 30, 2019 include:

•
We achieved significant growth over the nine months ended September 30, 2018 in each of our key business metrics of active merchants (19%), transaction volume (19%), loan servicing portfolio (27%) and cumulative consumer accounts (37%);

•	We purchased 8.7 million additional shares of our Class A common stock at an incremental cost of $102.2 million under our share repurchase program, which are held in treasury;

•
We recognized a servicing asset of $25.3 million primarily associated with increases to the contractual fixed servicing fees for certain Bank Partners, which positively impacted servicing and other revenue;

•	We entered into a $350.0 million notional, 4-year interest rate swap agreement to hedge changes in cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan; and

•
We continued to evaluate indications of interest from institutional investors in regard to alternative funding arrangements that would materially complement our current Bank Partner funding group. We are presently in the later stages of negotiating the terms of such arrangements with institutional asset managers, which we anticipate would include multi-year commitments collectively in excess of $4 billion in aggregate purchases through one or more forward flow structures.

As announced on August 6, 2019, the Company's Board of Directors (the "Board"), working together with its senior management team and legal and financial advisors, has commenced a process to explore, review and evaluate a range of potential strategic alternatives focused on maximizing stockholder value. The Board has not made any decisions related to strategic alternatives at this time, and there is no assurance that the Board’s exploration of strategic alternatives will result in any change of strategy or transaction being entered into or consummated or, if a transaction is undertaken, as to its terms, structure or timing. The Board's review is ongoing and is anticipated to be finalized in early 2020. The Company does not intend to make further public comment regarding these matters unless and until the Board has approved a specific transaction or alternative or otherwise concludes its review.
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
During the three and nine months ended September 30, 2019, management removed the EBITDA adjustment for the non-cash impact of the initial recognition and subsequent fair value changes in our servicing liabilities, as the fair value measurements of our servicing rights are becoming a more significant component of our core business model. The Adjusted EBITDA measures for the three and nine months ended September 30, 2018 were adjusted accordingly, which resulted in decreases of those measures by $420 and $621, respectively.
During the three and nine months ended September 30, 2019, management removed the EBITDA adjustment for non-corporate tax expenses, which are recorded within general and administrative expenses in our Unaudited Condensed Consolidated Statements of Operations, to align the adjustment with our corporate tax expense. The Adjusted EBITDA measures for the three and nine months ended September 30, 2018 were adjusted accordingly, which resulted in decreases of those measures by $197 and $409, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$44,075	$45,712	$90,669	$105,132
Interest expense	5,634	6,013	18,200	17,391
Tax expense (benefit)	1,533	3,375	(3,528)	4,969
Depreciation and amortization	1,955	1,192	5,117	3,229
Equity-related expense(1)	3,781	1,457	9,724	4,316
Transaction expenses(2)	—	511	6,383	2,393
Non-recurring expenses(3)	549	—	2,289	—
Adjusted EBITDA	$57,527	$58,260	$128,854	$137,430

(1)	Includes equity-based compensation to employees and directors, as well as equity-based payments to non-employees.

(2)
For the nine months ended September 30, 2019, includes loss on remeasurement of our tax receivable agreement liability. For the three and nine months ended September 30, 2018, includes certain costs associated with our IPO, which were not deferrable against the proceeds of the IPO. Further, includes certain costs, such as legal and debt arrangement costs, related to our March 2018 term loan upsizing.

(3)
For the three months ended September 30, 2019, includes legal fees associated with IPO related litigation. For the nine months ended September 30, 2019, includes the following: (i) legal fees associated with IPO related litigation of $1,508, (ii) one-time tax compliance fees related to filing the final tax return for the Former Corporate Investors associated with the Reorganization Transactions of $160, and (iii) lien filing expenses related to certain Bank Partner solar loans of $621.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$44,075	$45,712	$90,669	$105,132
Transaction expenses(1)	—	511	6,383	2,393
Non-recurring expenses(2)	549	—	2,289	—
Incremental pro forma tax expense(3)	(5,547)	(7,414)	(18,226)	(19,853)
Pro Forma Net Income	$39,077	$38,809	$81,115	$87,672

(1)
For the nine months ended September 30, 2019, includes loss on remeasurement of our tax receivable agreement liability. For the three and nine months ended September 30, 2018, includes certain costs associated with our IPO, which were not deferrable against the proceeds of the IPO. Further, includes certain costs, such as legal and debt arrangement costs, related to our March 2018 term loan upsizing.

(2)
For the three months ended September 30, 2019, includes legal fees associated with IPO related litigation. For the nine months ended September 30, 2019, includes the following: (i) legal fees associated with IPO related litigation of $1,508, (ii) one-time tax compliance fees related to filing the final tax return for the Former Corporate Investors associated with the Reorganization Transactions of $160, and (iii) lien filing expenses related to certain Bank Partner solar loans of $621.

(3)
Represents the incremental tax effect on net income, adjusted for transaction and non-recurring expenses, assuming that all consolidated net income was subject to corporate taxation at a full year effective tax rate of 15.34% for the three and nine months ended September 30, 2019 and 21.8% and 22.1% for the three and nine months ended September 30, 2018, respectively.

Business Metrics
We review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends, formulate plans and make strategic decisions, including the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Active Merchants
Number (at end of period)	16,887	14,163	16,887	14,163
Percentage increase	19%		19%
Transaction Volume
Dollars (in millions)	$1,644	$1,400	$4,464	$3,751
Percentage increase	17%		19%
Loan Servicing Portfolio
Dollars (in millions, at end of period)	$8,763	$6,880	$8,763	$6,880
Percentage increase	27%		27%
Cumulative Consumer Accounts
Number (at end of period)	2,846,464	2,082,364	2,846,464	2,082,364
Percentage increase	37%		37%
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
Loan Servicing Portfolio. We define our loan servicing portfolio as the aggregate outstanding consumer loan balance (principal plus accrued interest and fees) serviced by our platform at the date of measurement. Our loan servicing portfolio is an indicator of our servicing activities. The average loan servicing portfolio for the three months ended September 30, 2019 and 2018 was $8,488 million and $6,573 million, respectively. The average loan servicing portfolio for the nine months ended September 30, 2019 and 2018 was $7,959 million and $6,031 million, respectively.
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
Factors Affecting our Performance
Growth in Active Merchants and Transaction Volume. Growth trends in active merchants and transaction volume are highly significant variables affecting our revenue and financial results. Both factors influence the number of loans funded on our platform and, therefore, the fees that we earn and the per-unit cost of the services that we provide. Growth in active merchants and transaction volume depend on our ability to retain our existing platform participants, add new participants and expand to new industry verticals. To support our efforts to increase our network of merchants, we continue to expand our sales and marketing groups, which focus on merchant acquisition. Our sales and marketing team has collectively grown to 167 full-time-equivalents as of September 30, 2019 from 155 full-time-equivalents as of September 30, 2018, representing an 8% increase.

Bank Partner Relationships and Funding Commitments. Our ability to generate and increase transaction volume and expand our loan servicing portfolio is, in part, dependent on retaining our existing Bank Partners and having them renew and expand their commitments, on adding new Bank Partners and/or on adding complementary funding arrangements to increase funding capacity. Our failure to do so could materially and adversely affect our business and our ability to grow. A Bank Partner’s funding commitment has an initial multi-year term, after which the commitment is either renewed (typically on an annual basis) or expires. No assurance is given that any of the current funding commitments of our Bank Partners will be renewed. In that regard, Regions Bank, one of our Bank Partners, has indicated that it has made a strategic decision to reduce its use of indirect lending programs, and we currently do not anticipate its origination commitment will be renewed when it expires on November 25, 2019. Approximately $156 million of this $2 billion funding commitment was unused as of September 30, 2019, and we expect that this commitment will be close to fully funded when it expires. Based on our experience, we believe that, in the ordinary course of business, we will be able to replace this commitment well in advance of any need to add funding capacity. The parties are evaluating various alternatives with respect to Regions’ loan portfolio. Certain of these alternatives could require us to make payments from the Regions escrow account in future periods. If the likelihood of making escrow payments in future periods becomes probable of occurring, we would record a non-cash contingent expense and a corresponding liability in the period this determination is made. Subsequently, as escrow payments are made to the Bank Partner in future periods, there would be an offsetting reduction in the Company’s cost of revenue, as the fair value change in the FCR liability expense would be reduced by the escrow payments used to supplement FCR receipts. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of this item.
As of September 30, 2019, we had funding commitments of approximately $11.9 billion in the aggregate from our Bank Partners, of which approximately $3.5 billion was unused. Bank Partners' funding commitments are "revolving" and replenish as outstanding loans are paid off. As we add new Bank Partners, access to their full commitments may be contractually phased in over time. In addition to customary expansion of existing Bank Partners' commitments and the periodic addition of new Bank Partners to the Company's funding group, we are evaluating indications of interest from institutional investors to materially complement our current Bank Partner funding group. Over time, we expect funding to consist of a combination of commitments from Bank Partners and alternative structures with one or more institutional investors. As noted above in “2019 Developments,” we are in the later stages of negotiating the terms of forward flow arrangements with institutional asset managers that we anticipate would include multi-year commitments collectively in excess of $4 billion in aggregate purchases. With respect to our Bank Partner commitments, one of our Bank Partners extended its commitment for an additional year in the fourth quarter, with a fourth-quarter adjustment of its commitment from $4 billion to $3 billion as communicated to us on November 11, 2019. Pro forma for this adjusted commitment, and before giving effect to the forward flow arrangements currently under consideration, our aggregate amount of unused Bank Partner funding commitments was approximately $2.4 billion as of October 31, 2019, which we believe is more than sufficient to fund our business for the foreseeable future.
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

•
If credit losses exceed an agreed-upon threshold, we make limited payments to our Bank Partners. Our maximum financial exposure is contractually limited to the escrow that we establish with each Bank Partner, which represented a weighted average target rate of 1.7% of the total outstanding loan balance as of September 30, 2019. Cash set aside to meet this requirement is classified as restricted cash in our Unaudited Condensed Consolidated Balance Sheets.

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

Results of Operations Summary

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue
Transaction fees	$112,782	$96,770	$16,012	17%	$305,195	$257,907	$47,288	18%
Servicing and other	40,633	17,142	23,491	137%	90,615	47,035	43,580	93%
Total revenue	153,415	113,912	39,503	35%	395,810	304,942	90,868	30%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	64,957	35,374	29,583	84%	179,222	105,269	73,953	70%
Compensation and benefits	21,799	14,326	7,473	52%	61,891	46,254	15,637	34%
Sales and marketing	946	975	(29)	(3)%	3,336	2,841	495	17%
Property, office and technology	4,017	3,792	225	6%	12,943	9,651	3,292	34%
Depreciation and amortization	1,955	1,192	763	64%	5,117	3,229	1,888	58%
General and administrative	6,673	3,132	3,541	113%	21,114	11,379	9,735	86%
Related party expenses	670	864	(194)	(22)%	1,795	1,677	118	7%
Total costs and expenses	101,017	59,655	41,362	69%	285,418	180,300	105,118	58%
Operating profit	52,398	54,257	(1,859)	(3)%	110,392	124,642	(14,250)	(11)%
Total other income (expense), net	(6,790)	(5,170)	(1,620)	31%	(23,251)	(14,541)	(8,710)	60%
Income before income tax expense (benefit)	45,608	49,087	(3,479)	(7)%	87,141	110,101	(22,960)	(21)%
Income tax expense (benefit)	1,533	3,375	(1,842)	N/M	(3,528)	4,969	(8,497)	N/M
Net income	$44,075	$45,712	$(1,637)	(4)%	$90,669	$105,132	$(14,463)	(14)%
Less: Net income attributable to noncontrolling interests	29,349	33,711	(4,362)	(13)%	60,728	87,581	(26,853)	(31)%
Net income attributable to GreenSky, Inc.	$14,726	$12,001	$2,725	23%	$29,941	$17,551	$12,390	71%

Earnings per share of Class A common stock(1)
Basic	$0.24	$0.21			$0.50	$0.31
Diluted	$0.23	$0.20			$0.46	$0.30

(1)
For the nine months ended September 30, 2018, basic and diluted earnings per share of Class A common stock is applicable only for the period from May 24, 2018 through September 30, 2018, which is the period following the initial public offering ("IPO") and related Reorganization Transactions. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Three and Nine Months Ended September 30, 2019 and 2018
In the following results of operations discussion, all references to variances in the three and nine months ended September 30, 2019 are as compared to the three and nine months ended September 30, 2018, respectively.
Total Revenue
During the three and nine months ended September 30, 2019, total revenue increased $39.5 million and $90.9 million, respectively, or 35% and 30%, respectively. The increases were primarily due to increases in transaction fees for the three and nine months ended September 30, 2019 of 17% and 18%, respectively, which were largely commensurate with increases in transaction volume for the three and nine months ended September 30, 2019 of 17% and 19%, respectively. For the nine months ended September 30, 2019, the impact of higher transaction volume was slightly offset by price concessions for a significant merchant group, which reduced transaction fees by $3.7 million during the nine months ended September 30, 2019 compared to $2.4 million offered to the same merchant group during the same period in 2018. Transaction fees earned per dollar originated were 6.86% during the three months ended September 30, 2019 compared to 6.91% during 2018, and 6.84% during the nine months ended September 30, 2019 compared to 6.88% during 2018. Seasonal fluctuations in the mix of different promotional products offered by our merchants and providers can cause our transaction fees earned per dollar originated to fluctuate throughout the year.
We earn fixed servicing fees from our Bank Partners on our loan servicing portfolio. Servicing and other revenue was favorably impacted during the three and nine months ended September 30, 2019 by the fair value change in our servicing asset of $16.4 million and $25.3 million, respectively, primarily associated with increases to the contractual fixed servicing fees for certain Bank Partners. Excluding this item, servicing and other revenue increased 42% and 39% during the three and nine months ended September 30, 2019, respectively, which was attributable to the increase in our loan servicing portfolio of 27% and 27%, respectively, combined with the receipt of higher fixed servicing fees associated with the aforementioned increase in contractual fees. In the 2019 period, we renegotiated certain Bank Partner agreements where the Company has agreed to post additional escrow and increase the Bank Partner's margin. In exchange for these considerations, we received an increase in our loan servicing fees from the Bank Partners. We determined that the increase in servicing fees resulted in an increase to the fair value of our servicing assets for these Bank Partners. We also anticipate that, all other factors remaining constant, these increased servicing fees will contribute to lower incentive payments received in future periods from the Bank Partners.
Cost of Revenue (exclusive of depreciation and amortization expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Origination related	$9,716	$7,463	$25,370	$19,674
Servicing related	11,625	9,065	32,689	26,013
Fair value change in FCR liability	43,616	18,846	121,163	59,582
Total cost of revenue (exclusive of depreciation and amortization expense)	$64,957	$35,374	$179,222	$105,269
Origination related
Origination related expenses typically include costs associated with our customer service staff that supports Bank Partner loan originations, credit and identity verification, loan document delivery, transaction processing and customer protection expenses.
During the three and nine months ended September 30, 2019, origination related expenses increased 30% and 29%, respectively, which supported our 17% and 19% transaction volume growth during the three and nine months ended September 30, 2019, respectively. While we achieved operational efficiencies associated with staffing and loan processing expenses, we had increases in customer protection expenses (which are recognized when the Company determines that a merchant did not fulfill its obligation to the end consumer and compensates a Bank Partner for the applicable portion of the loan principal balance) of $2.0 million and $4.7 million during the three and nine months ended September 30, 2019, respectively.
Servicing related
Servicing related expenses are primarily reflective of the cost of our personnel (including dedicated call center personnel), printing and postage.
During the three and nine months ended September 30, 2019, servicing related expenses increased 28% and 26%, respectively, which supported our 27% and 27% loan servicing portfolio growth during the three and nine months ended September 30, 2019, respectively. The increases in servicing related expenses associated with the increase in loans serviced were primarily for customer service and collections personnel, as well as printing and postage costs.

Fair value change in FCR liability
The following table reconciles the beginning and ending measurements of our FCR liability and highlights the activity that drove the fair value change in FCR liability included in our cost of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$164,979	$107,047	$138,589	$94,148
Receipts (1)	43,233	38,520	114,287	100,355
Settlements (2)	(68,838)	(47,211)	(191,049)	(136,883)
Fair value changes recognized in cost of revenue (3)	43,616	18,846	121,163	59,582
Ending balance	$182,990	$117,202	$182,990	$117,202

(1)
Includes: (i) incentive payments from Bank Partners, which is the surplus of finance charges billed to borrowers over an agreed-upon portfolio yield, a fixed servicing fee and realized net credit losses, (ii) cash received from recoveries on previously charged-off Bank Partner loans, and (iii) the proceeds received from transferring our rights to Charged-Off Receivables (as defined below) attributable to previously charged-off Bank Partner loans. We consider all monthly incentive payments from Bank Partners during the period to be related to billed finance charges on deferred interest products until monthly incentive payments exceed total billed finance charges on deferred products, which did not occur during any of the periods presented.

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

Further detail regarding our receipts is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Incentive payments	$34,167	$29,006	$88,569	$78,779
Proceeds from Charged-Off Receivables transfers (1)	7,921	9,039	22,703	19,039
Recoveries on unsold charged-off receivables (2)	1,145	475	3,015	2,537
Total receipts	$43,233	$38,520	$114,287	$100,355

(1)
We collected recoveries on previously charged-off and transferred Bank Partner loans on behalf of our Charged-Off Receivables investors of $5,574 and $3,952 during the three months ended September 30, 2019 and 2018, respectively, and $16,229 and $10,632 during the nine months ended September 30, 2019 and 2018, respectively. These collected recoveries are excluded from receipts, as they do not impact our fair value change in FCR liability.

(2)	Represents recoveries on previously charged-off Bank Partner loans.
During the three and nine months ended September 30, 2019, increases of $24.8 million, or 131%, and $61.6 million, or 103%, respectively, in the fair value changes in FCR liability recognized in cost of revenue were primarily a function of deferred interest product finance charges outpacing receipts. Billed finance charges on loans in promotional status totaled $237.2 million as of September 30, 2019 compared to $146.8 million as of September 30, 2018, an increase of 62%. Comparatively, receipts of $43.2 million and $114.3 million during the three and nine months ended September 30, 2019, respectively, increased only 12% and 14%, respectively. The higher growth rate in deferred interest product finance charges has led to material changes in expense for the three and nine month periods. Receipts did not rise proportionally with deferred interest billed finance charges primarily because of increases in Bank Partner portfolio credit losses and increases in the agreed upon Bank Partner portfolio yield in the three and nine months ended September 30, 2019 associated with loans originated during 2018 and the first quarter of 2019.

Compensation and benefits
During the three and nine months ended September 30, 2019, compensation and benefits expense increased $7.5 million, or 52%, and $15.6 million, or 34%, respectively, due to increased share-based compensation expense of $2.3 million and $5.4 million, respectively, and continued investment in our information technology, credit and sales infrastructure.
Sales and marketing
During the three months ended September 30, 2019, sales and marketing expense, which excludes compensation and benefits, was flat to the prior year period. During the nine months ended September 30, 2019, sales and marketing expense increased $0.5 million, or 17%, primarily due to increases in trade show attendance and sales and marketing related travel expenses.
Property, office and technology
During the three months ended September 30, 2019, property, office and technology expense increased modestly, as higher software and operating lease costs were largely offset by lower technology contractor and consulting expense. During the nine months ended September 30, 2019, property, office and technology expense increased $3.3 million, or 34%, primarily due to increases in software, hardware and hosting costs of $2.6 million and operating lease cost of $0.5 million.
Depreciation and amortization
During the three and nine months ended September 30, 2019, depreciation and amortization expense increased $0.8 million, or 64%, and $1.9 million, or 58%, respectively, primarily driven by increases over time in capitalized internally-developed software.
General and administrative
During the three and nine months ended September 30, 2019, general and administrative expense increased $3.5 million, or 113%, and $9.7 million, or 86%, respectively, primarily related to: (i) professional fees related to litigation and compliance matters of $1.2 million and $3.2 million, respectively; (ii) increases in advisory and insurance costs of $0.9 million and $2.5 million, respectively; (iii) increases in financial guarantee expense associated with Bank Partner loan credit performance of $1.2 million and $3.3 million, respectively; and (iv) additional increases related to activities commensurate with a growing workforce, such as recruiting, travel and dues and subscription expenses. For the nine months ended September 30, 2019, these increases were offset by $1.2 million in third party costs, including legal and debt arrangement costs, incurred in the nine months ended September 30, 2018 associated with our Amended Credit Agreement (as defined under "Liquidity and Capital Resources–Borrowings" later in this Part I, Item 2).
Related party expenses
During the three and nine months ended September 30, 2019 and 2018, related party expenses decreased $0.2 million and increased $0.1 million, respectively, which were primarily due to fees incurred in the 2019 period to a placement agent in connection with certain Charged-Off Receivables transfers, offset by fees incurred in the 2018 period related to executive search and recruiting services.
Other income (expense), net
The $1.6 million and $8.7 million increases in other expense, net during the three and nine months ended September 30, 2019, respectively, were primarily due to the following:
Interest expense decreased $0.4 million during the three months ended September 30, 2019, primarily due to a lower effective interest rate on our term loan. Interest expense increased $0.8 million during the nine months ended September 30, 2019, primarily due to a higher effective interest rate and a higher average balance of our term loan in the 2019 period, as it was amended and upsized in March 2018. See Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information regarding our borrowings.

Interest and dividend income decreased $1.0 million and $1.4 million during the three and nine months ended September 30, 2019, respectively, which was reflective of lower income from loan receivables held for sale of $1.3 million and $2.6 million, respectively, attributable to a significant decline in the average balance, partially offset by higher income generated from cash and cash equivalents of $0.2 million and $1.2 million, respectively.
Other losses increased $1.0 million and $6.5 million during the three and nine months ended September 30, 2019, respectively. The year-to-date increase was primarily attributable to remeasurement of our tax receivable agreement liability in the second quarter of 2019, the benefit of which was recorded in income tax expense (benefit), as further detailed below. An additional increase during both the three and nine month periods was related to the establishment of loan loss reserves associated with the increase in the balance of our loan receivables held for sale.
Income tax expense (benefit)
Prior to the Reorganization Transactions and IPO, the Company was not subject to corporate income taxation. As such, income tax expense recorded during the nine months ended September 30, 2018 reflected the expected tax expense on the net earnings subsequent to the Reorganization Transactions and IPO related to GreenSky, Inc.'s economic interest in GS Holdings.
Income tax benefit recorded during the three and nine months ended September 30, 2019 reflected the expected income tax expense of $3.8 million and $7.7 million, respectively, on the net earnings for the entire periods related to GreenSky, Inc.'s economic interest in GS Holdings. The expected income tax expense for the three and nine months ended September 30, 2019 was offset by $2.2 million and $11.2 million, respectively, of tax benefits arising from discrete items, which primarily included remeasurement of our net deferred tax assets of $0.0 million and $7.5 million, respectively, and warrant and stock-based compensation deductions of $1.9 million and $3.3 million, respectively. Income tax expense recorded during the three and nine months ended September 30, 2018 was $3.4 million and $5.0 million, respectively. The increase in the expected income tax expense was primarily related to the increase in net earnings attributable to GreenSky, Inc.'s economic interest in GS Holdings, which is subject to U.S. federal and state corporate taxation and to an increase in the statutory tax rate from 23.5% to 24.1%.
Net income attributable to noncontrolling interests
Prior to the Reorganization Transactions and IPO, we did not account for noncontrolling interests. As such, net income attributable to noncontrolling interests for the nine months ended September 30, 2018 consists of all net income prior to the Reorganization Transactions and IPO and, for the period following the IPO, the income attributable to the Continuing LLC Members based on their weighted average ownership interest in GS Holdings, which was 68.7% for the nine months ended September 30, 2018.
Net income attributable to noncontrolling interests for the three months ended September 30, 2018 and the three and nine months ended September 30, 2019 reflects income attributable to the Continuing LLC Members for the entire periods based on their weighted average ownership interest in GS Holdings, which was 68.7%, 64.6% and 65.9%, respectively.
Financial Condition Summary
Changes in the composition and balance of our assets and liabilities as of September 30, 2019 compared to December 31, 2018 were principally attributable to the following:

•	a $34.8 million decrease in cash and cash equivalents and restricted cash. See "Liquidity and Capital Resources" in Part I, Item 2 for further discussion of our cash flow activity;

•
a $27.5 million increase in loan receivables held for sale, net, primarily due to additions of $96.7 million compared to proceeds from sales and customer payments of $67.4 million during the nine months ended September 30, 2019;

•
a $54.6 million increase in deferred tax assets, net, as a result of exchanges of Holdco Units by Continuing LLC Members (see Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for definitions). Further, there was an associated increase in the tax receivable agreement liability for 85% of the expected tax benefit realized from these Holdco Unit exchanges;

•	the impact of the TRA, which is discussed further in Note 13 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1;

•
the impact of our January 1, 2019 adoption of ASU 2016-02, Leases, which resulted in our recognition of operating lease right-of-use assets and operating lease liabilities. See Note 1 and Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion of our lease accounting;

•	the fair value measurement of a $25.3 million servicing asset recorded as of September 30, 2019;

•	an increase in the FCR liability, which was indicative of a larger balance of deferred interest loans. This activity is analyzed in further detail throughout this Part I, Item 2;

•	an increase in accounts payable primarily due to monthly settlements with Bank Partners related to their portfolio activity;

•	a $17.3 million increase in transaction processing liabilities, which is reflective of the growth in custodial in-transit loan funding requirements and consumer borrower payments; and

•
a decrease in total equity of $31.7 million primarily due: (i) to our Class A common stock purchases of $102.2 million, which are held in treasury, (ii) distributions of $18.9 million and (iii) Class A common stock option exercises of $12.0 million. These decreases were partially offset by: (i) the impact of deferred tax adjustments of $8.1 million, which were related to additional Class B common stock exchanges, and (ii) net income of $90.7 million during the nine months ended September 30, 2019.

Liquidity and Capital Resources
We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including GS Holdings and GSLLC, which distributions may be restricted as a result of regulatory restrictions, state law regarding distributions by a limited liability company to its members, or contractual agreements, including agreements governing their indebtedness. For a discussion of those restrictions, refer to Part II, Item 1A "Risk Factors – Risks Related to Our Organizational Structure."
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
Our principal source of liquidity is cash generated from operations. Our results indicate some variability in our operating cash flows, primarily due to the timing of purchases and subsequent sales of loan receivables held for sale. Our transaction fees are the most substantial source of our cash flows and follow a relatively predictable, short cash collection cycle. Our short-term liquidity needs primarily include setting aside restricted cash for Bank Partner escrow balances and interest payments on GS Holdings' Credit Facility, which consists of the term loan and revolving loan facility under the Amended Credit Agreement, as defined and discussed in Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. Further, in the near term, we expect our capital expenditures to be small relative to our unrestricted cash and cash equivalents balance. We do not anticipate any major capital expenditures, nor are there any material trends (other than our FCR liability settlements discussed below) that would have an unfavorable impact on our capital resources. We currently generate sufficient cash from our operations to meet these short-term needs. In addition, we could use cash from our operations to purchase additional loan receivables held for sale. Finally, we expect to use cash for FCR liability settlements, which are not fully funded by the incentive payments we receive from our Bank Partners. Our $100 million revolving loan facility is available to supplement our cash flows from operating activities in satisfying our short-term liquidity needs.
Our most significant long-term liquidity need involves the repayment of our term loan upon maturity in March 2025, which assuming no prepayments, will have an expected remaining unpaid principal balance of $373 million at that time. We anticipate that our significant cash generated from operations will allow us to service this debt both for quarterly principal repayments and the balloon payment at maturity. Should operating cash flows be insufficient for this purpose, we will pursue other financing options. We have not made any material commitments for capital expenditures other than those disclosed in the "Contractual Obligations" table in Part II, Item 7 of our 2018 Form 10-K, which did not change materially during the nine months ended September 30, 2019.
Significant Changes in Capital Structure
During the nine months ended September 30, 2019, we purchased 8.7 million shares of Class A common stock at a cost of $102.2 million under our share repurchase program, which are held in treasury.
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

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$125,433	$203,421
Net cash used in investing activities	$(10,921)	$(4,849)
Net cash used in financing activities	$(149,326)	$(97,165)
Cash and cash equivalents and restricted cash totaled $423.7 million as of September 30, 2019, a decrease of $34.8 million from December 31, 2018. Restricted cash, which had a balance of $217.3 million as of September 30, 2019 compared to a balance of $155.1 million as of December 31, 2018, is not available to us to fund operations or for general corporate purposes. Cash flow activities for the nine months ended September 30, 2019 consisted of $125.4 million of cash generated from operations, partially offset by $10.9 million of cash used for investing activities and $149.3 million of cash used for financing activities. Financing activity outflows were highlighted by purchases of our Class A common stock, distributions to members, payment of withholding taxes associated with stock option exercises, and payments under our tax receivable agreement.
Our restricted cash balances as of September 30, 2019 and December 31, 2018 were comprised of three components: (i) $133.9 million and $98.3 million, respectively, which represented the amounts that we have escrowed with Bank Partners as limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses; (ii) $63.1 million and $49.8 million, respectively, which represented an additional restricted cash balance that we maintained for certain Bank Partners related to our FCR liability; and (iii) $20.3 million and $7.0 million, respectively, which represented certain custodial in-transit loan funding and consumer borrower payments that we were restricted from using for our operations. The restricted cash balances related to our FCR liability and our custodial balances are not included in our evaluation of restricted cash usage, as these balances are not held as part of a financial guarantee arrangement. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information on our restricted cash held as escrow with Bank Partners.
Cash provided by operating activities
Cash flows provided by operating activities were $125.4 million during the nine months ended September 30, 2019 compared to $203.4 million during the same period in 2018. Net income of $90.7 million and $105.1 million for the 2019 and 2018 periods, respectively, was adjusted for certain non-cash items unfavorably in 2019 by $6.1 million and favorably in 2018 by $14.1 million. In the 2019 period, the non-cash items were predominantly related to fair value changes in our servicing assets and liabilities and deferred tax benefit, partially offset by depreciation and amortization, equity-based expense, and remeasurement of our TRA liability. In the 2018 period, the non-cash items were predominantly related to depreciation and amortization, equity-based expense and deferred tax expense.

Primary sources of operating cash during the nine months ended September 30, 2019 were: (i) earnings; (ii) an increase in billed finance charges on deferred interest loans that are expected to reverse in future periods; (iii) an increase in accounts payable largely driven by Bank Partner settlements related to their portfolio activity and payables for price concessions to a significant merchant group; and (iv) an increase in transaction processing liabilities, which is reflective of the growth in custodial in-transit loan funding requirements and consumer borrower payments primarily driven by a Bank Partner addition at the end of 2018 and origination volume growth. These increases were offset by uses of cash associated with: (i) an excess of $29.3 million of loan receivables held for sale purchases compared to proceeds from such sales; and (ii) accounts receivable, which was largely commensurate with the increase in transaction volume.
Primary sources of operating cash during the nine months ended September 30, 2018 were: (i) earnings; (ii) an increase in our FCR liability of $23.1 million largely related to growth in deferred interest loan originations; and (iii) a decrease in loan receivables held for sale of $58.8 million due to the excess of our proceeds from sales and borrower payments over our loan receivables held for sale purchases during the period.
Cash used in investing activities
Detail of the cash used in investing activities is included below for each period (dollars in millions).

	Nine Months Ended September 30,
	2019	2018
Software	$8.8	$3.9
Computer hardware	0.9	0.6
Leasehold improvements	0.7	0.1
Furniture	0.5	0.2
Purchases of property, equipment and software	$10.9	$4.8
The $6.1 million higher spend on investing activities during the nine months ended September 30, 2019 compared to the same period in 2018 was primarily related to an increase in capitalized costs associated with various internally-developed software projects, such as mobile application development and transaction processing, an increase in hardware costs primarily associated with our growing infrastructure needs and an increase in leasehold improvements associated with security build outs of expanded office space.
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
We had net cash used in financing activities of $149.3 million during the nine months ended September 30, 2019 compared to $97.2 million during the same period in 2018. In the 2019 period, our uses of cash were primarily related to: (i) our Class A common stock purchases of $104.3 million; (ii) tax and non-tax distributions to members of $23.2 million; (iii) payments under our TRA of $4.7 million; and (iv) equity activity of $14.2 million consisting of Class B common stock exchanges and option exercises.
In the 2018 period, we contemporaneously settled the $349.1 million outstanding principal balance on our original term loan with the issuance of a $400.0 million modified term loan, net of an original issuance discount of $1.0 million. These net proceeds were offset by distributions of $141.0 million and equity transaction costs of $3.9 million paid in the 2018 period.
Borrowings
See Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for further information about our borrowings, including the use of term loan proceeds, as well as our interest rate swap.

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
There was no amount outstanding under our revolving loan facility as of September 30, 2019, which is available to fund future needs of GS Holdings’ business.
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
Tax Receivable Agreement
We and GS Holdings entered into a Tax Receivable Agreement ("TRA") with the "TRA Parties" (which are the equity holders of the Former Corporate Investors, the Exchanging Members, the Continuing LLC Members and any other parties receiving benefits under the TRA, as those parties are defined in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1), whereby we agreed to pay to those parties 85% of the amount of cash tax savings, if any, in United States federal, state and local taxes that we realize or are deemed to realize as a result of these increases in tax basis, increases in basis from such payments, and deemed interest deductions arising from such payments.
Due to the uncertainty of various factors, the likely tax benefits we will realize as a result of our purchase of Holdco Units from the Exchanging Members, our acquisition of the equity of certain of the Former Corporate Investors or any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement, or the resulting amounts we are likely to pay out to the TRA Parties pursuant to the TRA are also uncertain. However, we expect that such payments will be substantial and may substantially exceed the tax receivable liability of $308.5 million as of September 30, 2019.
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

Contingencies
From time to time, we may become a party to civil claims and lawsuits in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated, which requires management judgment. As of September 30, 2019 and December 31, 2018, we did not record any provision for liability. Should any of our estimates or assumptions change or prove to be incorrect, it could have a material adverse impact on our consolidated financial condition, results of operations or cash flows. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for discussion of certain legal proceedings and other contingent matters.
Recently Adopted or Issued Accounting Standards
See “Recently Adopted Accounting Standards” and "Accounting Standards Issued, But Not Yet Adopted" in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional information.
Critical Accounting Policies and Estimates
There have been no significant changes to the accounting policies and estimates as disclosed in our Management's Discussion and Analysis of Financial Condition and Results of Operations as filed in our 2018 Form 10-K that we believe are the most critical to an understanding of our unaudited results of operations and financial condition as of and for the three and nine months ended September 30, 2019. Our critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2019 include those related to our accounting for finance charge reversals and income taxes.
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
Loan receivables held for sale. Changes in United States interest rates affect the interest earned on our cash and cash equivalents and could impact the market value of loan receivables held for sale. Since we typically sell loan receivables held for sale at par to our Bank Partners, which is indicative of our short-term holding period, we do not expect interest rate risk related to loan receivables held for sale to be a material risk to us. As of September 30, 2019 and December 31, 2018, the weighted average age of our loan receivables held for sale based on the origination date relative to the respective reporting date was approximately 4 months and 13 months, respectively. A hypothetical 100 basis points increase in interest rates may have resulted in a decrease of $0.3 million in the carrying value of our loan receivables held for sale as of September 30, 2019. As the carrying value of our loan receivables held for sale was $2.9 million as of December 31, 2018, a hypothetical increase in interest rates would not have had a material impact on this balance. Alternatively, a 100 basis points decrease in interest rates would not have impacted the reported value of our loan receivables held for sale, as they are carried at the lower of cost or fair value.
Term loan. Interest rate fluctuations expose our variable-rate term loan, which consisted of our $400.0 million term loan under our Amended Credit Agreement as of September 30, 2019 and December 31, 2018, to changes in interest expense and cash flows. In June 2019, we entered into a four-year interest rate swap agreement that effectively converted interest payments on $350.0 million of our variable-rate term loan to a fixed-rate basis, thus mitigating the impact of interest rate changes on future interest expense. The term loan has a maturity date of March 29, 2025. Based on an outstanding principal balance of $394.0 million as of September 30, 2019, and accounting for our scheduled quarterly principal balance repayments, a hypothetical 100 basis point increase in the one-month LIBOR rate would result in an increase in annualized interest expense, net of the effects of our interest rate swap, of $0.4 million.
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
Loans originated by Bank Partners. Our Bank Partners own and bear substantially all of the credit risk on their wholly-owned loan portfolios. We regularly assess and monitor the credit risk exposure of our Bank Partners. This commences with the credit application process on our platform, during which a credit decision is rendered to a customer immediately based on preset underwriting standards provided by our Bank Partners. In rendering this decision, we generally obtain certain information provided by the applicant and a credit report from one of the major credit bureaus. Further, on behalf of our Bank Partners as part of our obligation as the loan servicer, we try to mitigate portfolio credit losses through our collection efforts on past due amounts. For loans wholly owned by our Bank Partners, our credit risk exposure impacts the amount of incentive payments and, therefore, the amount of fair value change in FCR liability, as well as any potential financial guarantee payments. Restricted cash was set aside in escrow with our Bank Partners at a weighted average target rate of 1.7% of the total outstanding loan balance as of September 30, 2019.
Based on our incentive payments during the three months ended September 30, 2019 and 2018, and holding all other inputs constant (namely, the size of our loan servicing portfolio and settlement activity), a hypothetical 100 basis point increase in loan servicing portfolio credit losses would have resulted in increases of $19.5 million and $15.4 million, respectively, in the fair value of our FCR liability. For the nine months ended September 30, 2019 and 2018, a hypothetical 100 basis point increase in loan servicing portfolio credit losses would have resulted in increases of $54.2 million and $41.0 million, respectively, in the fair value of our FCR liability. Further, such an increase in credit losses would have caused us to incur additional general and administrative expense of $1.1 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $3.6 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively, representing the amount of payments to Bank Partners from our escrow accounts expected to be probable of occurring under our financial guarantee.
Loan receivables held for sale. We bear all of the credit risk associated with the receivables that we hold for sale. This portfolio was highly diversified across 9,772 and 1,193 consumer loan receivables as of September 30, 2019 and December 31, 2018, respectively, without significant individual exposures. Based on our $30.4 million and $2.9 million loan receivables held for sale balances as of September 30, 2019 and December 31, 2018, respectively, a hypothetical 100 basis point increase in portfolio credit losses would have resulted in lower annualized earnings of $0.3 million and $0.0 million, respectively.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2019, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are party to legal proceedings incidental to our business. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for information regarding legal proceedings.
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
We rely on our Bank Partners to originate all of the loans made through the GreenSky program. Our five largest Bank Partners: BMO Harris Bank, Fifth Third Bank, Regions Bank, SunTrust Bank and Synovus Bank, provided approximately 88% of the commitments to originate loans as of September 30, 2019. We have entered into separate loan origination agreements and servicing agreements with each of our Bank Partners that generally contain customary termination provisions and, in certain instances, entitle the Bank Partner to terminate its agreements for convenience. Bank Partners could decide to terminate or not to renew their agreements for any number of reasons, including, for example, perceived or actual erosion in the credit quality or performance of loans, the geographic or other (such as home improvement loans) concentration of loans, the type of loan products offered (such as deferred payment loans), strategic decisions to make fewer consumer loans or loans originated through channels such as ours, alternative investment opportunities that are expected to be more favorable, increases in required loan loss reserves (such as ones that might result from upcoming accounting changes) and required margins, dissatisfaction with our performance as administrator of our program or as servicer, reduced availability of funds for originating new loans, regulatory concerns regarding any of the foregoing factors or others, or general economic conditions, including those that are expected to impact consumer spending, consumer credit or default rates. If any of our largest Bank Partners were to terminate its relationship with us, it could have a material adverse effect on our business. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations–Factors Affecting our Performance–Bank Partner Relationships and Commitments" for more information regarding our Bank Partner relationships, including recent developments.
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
A substantial majority of our total revenue is generated from the transaction fees that we receive from our merchants and, to a lesser extent, servicing and other fees that we receive from our Bank Partners in connection with loans made by our Bank Partners to the customers of our merchants. Approximately 77% of our total revenue for the nine months ended September 30, 2019 was generated from transaction fees paid to us by our merchants. To attract and retain merchants, we market our program to them on the basis of a number of factors, including financing terms, the flexibility of promotional offerings, approval rates, speed and simplicity of loan origination, service levels, products and services, technological capabilities and integration, customer service, brand and reputation.
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
Based upon current commitment levels, our five largest Bank Partners are BMO Harris Bank, Fifth Third Bank, Regions Bank, SunTrust Bank and Synovus Bank. As of September 30, 2019, they provided approximately 88% of the overall commitments to originate loans through our program. If any of our larger Bank Partners, or a substantial number of our smaller Bank Partners, were to suspend, limit or otherwise terminate their relationships with us, it could have a material adverse effect on our business. If we need to enter into arrangements with a different bank to replace one of our Bank Partners, we may not be able to negotiate a comparable alternative arrangement. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations–Factors Affecting our Performance–Bank Partner Relationships and Commitments" for more information regarding our Bank Partner relationships, including recent developments.
A large percentage of our revenue is concentrated with our top ten merchants, and the loss of a significant merchant could have a negative impact on our operating results.
Our top ten merchants (including certain groups of affiliated merchants) accounted for an aggregate of 22% of our total revenue during the nine months ended September 30, 2019. The Home Depot is our most significant single merchant and represented approximately 4% of total revenue during the nine months ended September 30, 2019. In addition, affiliates of Renewal by Andersen, our largest Sponsor, represented together approximately 16% of total revenue during the nine months ended September 30, 2019. Our agreement with Renewal by Andersen provides that Renewal by Andersen will promote the GreenSky program through notifying its dealers of the availability of the GreenSky program and providing them ancillary materials. Both parties have the right to terminate the agreement generally upon 90-days notice. If Renewal by Andersen terminates the agreement, Renewal by Andersen dealers would not be obligated to terminate their participation in the GreenSky program, although they could choose to do so. We expect to have significant concentration in our largest merchant relationships for the foreseeable future. In the event that (i) The Home Depot or one or more of our other significant merchants, or groups of merchants, or (ii) Renewal by Andersen or one or more of our other significant Sponsors, and their dealers, terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the GreenSky program could decline, which would materially adversely affect our business and, in turn, our revenue.
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
We hold some of the receivables underlying the loans originated by our Bank Partners, which we refer to as “R&D Receivables” and which are designated as loan receivables held for sale on our Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2019, we had $30.4 million in loan receivables held for sale, net. Generally, we hold R&D Receivables that we purchase from an originating Bank Partner with the intent to hold the loan receivables only for a short period of time before we can transfer the loan receivables to a Bank Partner following its determination to purchase the loan receivables, which a Bank Partner might do in connection with an expansion of its credit policy. Our objective is to hold these receivables only until we have enough experience with the particular products or industry verticals for our Bank Partners to purchase the receivables. However, there is no assurance that our Bank Partners will purchase the receivables underlying these loans and, during the period that we own the receivables, we bear the entire credit risk in the event that the borrowers default. In addition, we are obligated to purchase from our Bank Partners the receivables underlying any loans that were approved in error or otherwise involved customer or merchant fraud. Our ownership of receivables also requires us to commit or obtain corresponding funding. In addition, non-performance, or even significant underperformance, of the loan receivables held for sale that we own could have a materially adverse effect on our business.
We are subject to certain additional risks in connection with promotional financing offered through the GreenSky program.
Many of the loans originated by our Bank Partners provide promotional financing in the form of low or deferred interest. When a deferred interest loan is paid in full prior to the end of the promotional period (typically six to 24 months), any interest that has been billed on the loan by our Bank Partner to the consumer is reversed, which triggers an obligation on our part to make a payment to the Bank Partner that made the loan in order to fully offset the reversal (each event, a finance charge reversal or "FCR"). We record a FCR liability on our balance sheet for interest billed during the promotional period that is expected to be reversed prior to the end of such period. As of September 30, 2019, this liability was $183.0 million. See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information. If the rate at which deferred interest loans are paid in full prior to the end of the promotional period increases, resulting in increased payments by us to our Bank Partners, it would adversely affect our business.
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

For more information on our term loan and revolving loan facility, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Borrowings” and Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1.
We may incur losses on interest rate swap and hedging arrangements.
We may periodically enter into agreements to reduce the risks associated with increases in interest rates, such as our June 2019 interest rate swap agreement. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. Also, nonperformance by the other party to the arrangement may subject us to increased credit risks. For additional information regarding our June 2019 interest rate swap agreement, see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1.
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
Because the loans originated through the GreenSky program are originated by and held by our Bank Partners, under principles of federal preemption the terms and conditions of the loans are not subject to most state consumer finance laws, including state licensing and usury restrictions. If a court, or a state or federal enforcement agency, were to deem GreenSky-rather than our Bank Partners-the “true lender” for loans originated through the

GreenSky program, and if for this reason (or any other reason) the loans were deemed subject to and in violation of certain state consumer finance laws, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), and other penalties or consequences, and the loans could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on our business.
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
The owners of the Class B common stock owned the vast majority of the combined voting power of our Class A and Class B common stock as of September 30, 2019. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership of us. This concentration of ownership may delay or deter possible changes in control of our Company, which may reduce the value of an investment in our Class A common stock. So long as they continue to own a significant amount of our combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

In addition, the owners of the Class B common stock, as Continuing LLC Members, had a weighted average ownership of Holdco Units of approximately 66% for the nine months ended September 30, 2019. Because they hold the majority of their economic ownership interest in our business through GS Holdings, rather than GreenSky, Inc., these existing unit holders may have conflicting interests with holders of our Class A common stock. For example, the Continuing LLC Members may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRA. In addition, the structuring of future transactions may take into account the tax considerations of the Continuing LLC Members even where no similar benefit would accrue to us. It is through their ownership of Class B common stock that they may be able to influence, if not control, decisions such as these.
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
Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with the purchase of Holdco Units in connection with the IPO and future exchanges of Holdco Units (assuming such future exchanges occurred at September 30, 2019 and assuming automatic cancellation of an equal number of shares of Class B common stock) would aggregate to approximately $617.7 million based on the closing price on September 30, 2019 of $6.84 per share of our Class A common stock. Under such scenario, assuming future payments are made on the date each relevant tax return is due, without extensions, we would be required to pay approximately 85% of such amount, or $525.0 million.
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
As a result of the foregoing, if we breach a material obligation under the TRA, if we elect to terminate the TRA early or if we undergo a change of control, we would be required to make an immediate lump-sum payment equal to the present value of the anticipated future tax savings, which payment may be required to be made significantly in advance of the actual realization of such future tax savings, and the actual cash tax savings ultimately realized may be significantly less than the corresponding TRA payments. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. There is no assurance that we will be able to fund or finance our obligations under the TRA. Additionally, the obligation to make a lump sum payment on a change of control may deter potential acquirers, which could negatively affect our stockholders’ potential returns. If we had elected to terminate the TRA as of September 30, 2019, based on the closing price on September 30, 2019 of $6.84 per share of our Class A common stock, and a discount rate equal to 5.03% per annum, compounded annually, we estimate that we would have been required to pay $352.2 million in the aggregate under the TRA.
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
Our certificate of incorporation provides, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to bring a claim in a judicial forum that they find more favorable for disputes with us or our directors, officers, employees or stockholders.
Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. The forum selection clause in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to bring a claim in a judicial forum that they find more favorable for disputes with us or any of our directors, officers, other employees or stockholders. The exclusive forum provision does not apply to any actions under United States federal securities laws.
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
The Company and certain of its officers and directors have been named as defendants in two consolidated putative securities class actions in connection with our IPO (“the Securities Litigation”). See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for a description of the Securities Litigation. In the future, especially following periods of volatility in the market price of our shares of Class A common stock, other purported class action or derivative complaints may be filed against us. In addition to diverting financial and management resources, this type of litigation can result in adverse publicity that could harm our brand or reputation, regardless of its merits or whether we are ultimately held liable, and a judgment or settlement in connection with any such litigation that is not covered by, or is significantly in excess of, our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows.
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
An emerging growth company also may elect to delay the adoption of new accounting standards to when they become applicable to private companies, rather than when public companies must adopt them. However, the Company previously elected to adopt new accounting standards at the same time as applicable to other public companies.
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
We have no current plans to pay cash dividends on our Class A common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash, current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by GS Holdings to us and such other factors as our board of directors may deem relevant. In addition, the terms of our existing financing arrangements restrict or limit our ability to pay cash dividends. Accordingly, we may not pay any dividends on our Class A common stock in the foreseeable future.
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
Assuming the Continuing LLC Members exchange all of their Holdco Units for shares of our Class A common stock, up to an additional 113,524,198 shares of Class A common stock will be eligible for sale in the public market, the majority of which are held by our executive officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 and various vesting agreements. Additionally, certain of our executive officers and directors own options exercisable for shares of Class A common stock.
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
In July 2017, S&P Dow Jones, a provider of widely-followed stock indices, announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock is not eligible for these stock indices. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock. There is no assurance that other stock indices will not take a similar approach to S&P Dow Jones in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our purchases of our Class A common stock during the three months ended September 30, 2019. See Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional discussion of our Class A common stock repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(1)
July 1, 2019 through July 31, 2019	—	$—	—	$4,094,386
August 1, 2019 through August 31, 2019	—	$—	—	$4,094,386
September 1, 2019 through September 30, 2019 (2)	9,623	$6.67	—	$4,094,386
Total	9,623		—

(1)
On November 6, 2018, we announced our authorization to repurchase up to $150 million of our Class A common stock at management's discretion from time to time on the open market or through privately negotiated transactions. As of August 6, 2019, we concluded repurchases under this program.

(2)	Represents shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of equity awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1*†	Amendment No. 6 to Second Amended and Restated Servicing Agreement, dated July 10, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and SunTrust Bank
10.2*	Amendment No. 7 to Second Amended and Restated Servicing Agreement, dated July 10, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and SunTrust Bank
10.3*†	Amendment No. 8 to Loan Origination Agreement, dated September 30, 2019, between GreenSky, LLC and Synovus Bank
10.4*†	Amendment No. 9 to Servicing Agreement, dated September 30, 2019, between GreenSky, LLC and Synovus Bank
10.5*	Amendment No. 8 to Loan Origination Agreement, dated August 22, 2019, between GreenSky, LLC and Fifth Third Bank
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Certain portions of this exhibit have been excluded because they are both not material and would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENSKY, INC.

November 14, 2019	By	/s/ David Zalik
David Zalik Chief Executive Officer and Chairman of the Board of Directors

GREENSKY, INC.

November 14, 2019	By	/s/ Robert Partlow
Robert Partlow Executive Vice President and Chief Financial Officer