Form 10-K
period 2019-12-31
GreenSky, Inc.
filed 2020-03-02
CIK 1712923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38506
GreenSky, Inc.
(Exact name of registrant as specified in its charter)

Delaware			82-2135346
State or other jurisdiction of incorporation or organization			(I.R.S. Employer Identification No.)

5565 Glenridge Connector		Suite 700	(678)	264-6105
Atlanta,	Georgia	30342	(Registrant’s telephone number, including area code)
(Address of principal executive offices)		(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, $0.01 par value	GSKY	NASDAQ Stock Market
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

Large accelerated filer	☒	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of the voting and non-voting common equity of the Registrant held by nonaffiliates as of June 28, 2019: $724,775,418
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock	Par Value	February 19, 2020
Class A (1)	$0.01	66,550,758
Class B (2)	$0.001	113,345,971
(1) Includes 2,937,268 shares of unvested Class A common stock awards.
(2) Includes 1,085,825 shares of Class B common stock associated with unvested GreenSky Holdings, LLC units.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on June 4, 2020 are incorporated by reference in Part III.

GreenSky, Inc.
FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. These forward-looking statements reflect our current views with respect to, among other things, the outcome of our exploration of strategic alternatives, including the terms, structure and timing of any resulting transactions; our operations; our financial performance; bank partner commitments and other funding initiatives; and the launch and performance of new products. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part I, Item 1A “Risk Factors” of this Form 10-K. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I
ITEM 1. BUSINESS
Organization
GreenSky, Inc. was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an initial public offering ("IPO") of its Class A common stock and certain Reorganization Transactions in order to carry on the business of GreenSky Holdings, LLC (“GS Holdings”) and its consolidated subsidiaries. GS Holdings, a holding company with no operating assets or operations, was organized in August 2017. On August 24, 2017, GS Holdings acquired a controlling interest in GreenSky, LLC ("GSLLC"), a Georgia limited liability company, which is an operating entity. See Note 1 to the Notes to Consolidated Financial Statements in Part II, Item 8 for a detailed discussion of the Reorganization Transactions, as defined in that footnote, and the IPO.
Unless the context requires otherwise, "we," "us," "our," "GreenSky" and "the Company" refer to GreenSky, Inc. and its subsidiaries. "Bank Partners" are defined as federally insured banks that originate loans under the consumer financing and payments program that we administer for use by merchants on behalf of such banks in connection with which we provide point-of-sale financing and payments technology and related marketing, servicing, collection and other services (the "GreenSky program" or "program").
Company Overview
GreenSky is a leading U.S.-based technology company enabling frictionless promotional financing at the point of sale for a growing ecosystem of merchants, consumers and Bank Partners. Our Company was founded on the idea that payment, credit and commerce could be enhanced using technology delivered via an elegant user experience. We believe payment and credit can be an asset that empowers and enables commerce, not a distraction or impediment. Our mission is to help businesses grow and delight their customers. For specific key developments and results during the year ended December 31, 2019, see "Executive Summary–2019 Developments" and "Executive Summary–2019 Results" in Part II, Item 7.

The way in which we conduct our business is guided by our core values:

Our business model, built upon repeat and growing usage by merchants, allows us to generate recurring revenues with limited customer acquisition and marketing costs, resulting in attractive unit economics and strong margins. We derive most of our revenue and profitability from upfront transaction fees that merchants pay us every time they facilitate a transaction using our platform. Thus, our profitability is strongly correlated with merchant transaction volume. The transaction fee rate depends on the terms of financing underlying the consumer loans. In addition, we collect servicing fees on the loan portfolios we service for our Bank Partners and share, indirectly, in the excess profitability, if any, of the loan portfolios we facilitate for our Bank Partners.
We developed and have been advancing and refining our proprietary, purpose-built platform to provide significant benefits to our growing ecosystem of merchants, consumers and Bank Partners. Our platform enables each of these constituents to benefit from enhanced access to each other and to our technology, resulting in a virtuous cycle of increasing engagement and value creation. We believe our ecosystem grows stronger with scale.
Merchants. Merchants using our platform presently range from small, owner-operated home improvement contractors and healthcare providers to large national home improvement brands and retailers and healthcare service organizations. The value proposition to merchants leveraging our scalable, proprietary technology platform includes:
•Increased sales volume. By facilitating low or deferred interest promotional point-of-sale financing and payments solutions for their customers, merchants enhance their sales volume potential through higher conversion from bid to contract, and increased ticket size.
•Seamless integration. Our platform is designed to provide a seamless experience for our merchants with a mobile-native design that is intuitive, easy to use and integrates effortlessly with merchants’ existing payments systems. We settle payments through a national credit card payment network or through the Automated Clearing House (“ACH”) network, meaning merchants that already accept these types of payments require no systems integration to adopt our platform. This frictionless onboarding makes consumer point-of-sale financing available for merchants of all sizes.
•Accelerated funding. Our merchants typically receive a sizable portion of their funding faster than they would if they were paid in installments in a more traditional 30-day billing cycle.
•Agility. We work creatively and collaboratively to design, configure and manage promotional financing offers that fulfill the evolving and competitive needs of our merchants while continuing to improve our solutions to appeal to their customers.
Consumers. Consumers who transact on our platform typically have super-prime or prime credit scores and find financing with promotional terms to be an attractive alternative to other forms of payment, particularly in the case of larger purchases. We provide a completely paperless, mobile-enabled experience that typically permits a consumer to apply and be approved for financing in less than 60 seconds at the point of sale. The value proposition to consumers includes:

•Superior experience. Because we are able to process an application and approve financing at the point of sale with limited burden on the consumer, our platform enables consumers to “apply and buy” in most cases in less than 60 seconds, utilizing an intuitive mobile interface and paperless loan agreement.
•Promotional interest rates and terms. The majority of the loans facilitated by our platform carry promotional financing with deferred interest or reduced-rate terms, an attractive alternative relative to typical financing rates on credit card accounts.
•Enables larger purchases. By allowing merchants to market to their customers by focusing on the monthly cost of their purchases rather than the one-time upfront cash outlays, consumers are able to better budget for larger purchases.
•Preserves revolving credit availability. Rather than utilizing revolving credit for large purchases, which results in available credit lines being reduced, the loans we facilitate preserve credit card availability for everyday purchases.
Bank Partners. Bank Partners in our ecosystem have access to our proprietary technology solution and merchant network, enabling them to build a diversified nationwide portfolio of high-quality consumer loans with attractive risk-adjusted yields. Our platform delivers significant loan volume, while requiring minimal upfront investment by our Bank Partners. Furthermore, our program is designed to adhere to the regulatory and compliance standards of our Bank Partners, which has helped us to gain their confidence, allowing them to outsource both loan facilitation and servicing functions to us. The value proposition to our Bank Partners includes:
•Consumer credit exposure at attractive risk-adjusted yields. We believe loans originated on our platform offer strong net interest margin, credit performance and duration characteristics relative to financing institutions' other unsecured consumer lending opportunities.
•Nationally diversified, small-balance loans. While many of our Bank Partners may traditionally focus on lending opportunities within their geographic footprints, our platform enables them to originate loans in all 50 states, with an average loan size of approximately $9,000 during the year ended December 31, 2019, thus creating an efficient mechanism to aggregate a granular, diversified national portfolio.
•Access to our proprietary technology and merchant network. Over the past decade, we built and refined our technology platform to deliver significant value to merchants and consumers. We also cultivated strong relationships with "Sponsors" and merchants. "Sponsors" refers to manufacturers, their captive and franchised showroom operations, and trade associations with which we partner to onboard merchants. We believe our Bank Partners would require significant time and investment to build such a technology solution and merchant network themselves.
•No customer acquisition cost and limited operating expenses. Our platform alleviates the need for our Bank Partners to bear any marketing, software development or technology infrastructure costs to originate loans.
•Robust compliance framework. We continuously refine and upgrade our platform, risk management and servicing capabilities to meet the compliance, documentation and vendor management requirements of our Bank Partners and their regulators.

Our Platform
Our platform is powered by a proprietary, patent-pending technology infrastructure that delivers stability, speed, scalability and security. It supports the full transaction lifecycle, including credit application, underwriting, real-time loan allocation to our Bank Partners, document distribution, funding, settlement and servicing, and it can be expanded to additional industry verticals and origination channels as we scale our business.
We believe our technology platform creates meaningful barriers to entry for other providers attempting to reach the same scale with merchants, consumers and funding partners. These attributes include:
•Intuitive user interface. We designed our digital platform to be simple and easy to use.
•Paperless application and documentation environment. Our platform populates applications using a mobile device’s location data and a scan of the consumer’s driver license, eliminating unnecessary effort. Once the application is approved, a digital loan agreement is delivered in real time, generally back to the same mobile device. The consumer accepts the terms of the agreement through electronic signature, eliminating the need for a physical signature.
•Capacity to support a wide range of promotional financing solutions. Our technology enables merchants of all sizes and their sales associates to select among several promotional financing solutions based on customer preferences.
•Significant flexibility and processing capabilities. Our technology stack includes an “Application Tier” (multiple user-facing applications) and a dynamic “Database Tier” (real-time algorithmic underwriting and processing functionality, data archiving, lookup and reporting). Together, this results in a comprehensive technology solution that supports the full transaction lifecycle.
•Real-time credit decisions and placement with a Bank Partner. We developed an algorithm that underwrites potential loans against the specified credit criteria of each of our Bank Partners. Once loan applications are underwritten and matched against the Bank Partners’ credit criteria, a proprietary digital “round-robin” system allocates each unique approved loan to a Bank Partner.
•Automated regulatory compliance. During the underwriting process, our systems instantly check applicants against national databases designed to identify potential fraud, money laundering and other “red flags.”
•Integration into payments network. We settle and fund transactions on a national credit card network or via the ACH system, allowing merchants to adopt our digital platform without any capital expenditure or back-end payment systems integration.
•System of record and loan servicing. Our technology maintains the system of record for the portfolio of each of our Bank Partners, whereby details of all loans initiated, funded and serviced are maintained in a secure, online, user-accessible environment.
•Scalable digital platform. Because each feature of our platform is digitally-enabled, we can efficiently adapt to the changing preferences of our constituents and achieve greater scale.

Enterprise Risk Management
GreenSky operates in a highly regulated industry. In addition, our relationships with our merchants and third-party vendors subject us to a variety of regulatory, financial and reputational risks. The Company developed and implemented a comprehensive Compliance Management System to maintain compliance with statutory and regulatory requirements applicable to the GreenSky program and designed to adapt to our evolving business strategy and operations. In addition, we have developed a proprietary complaints management system to identify, document and remediate customer complaints promptly and efficiently.
•Merchant Management. Prior to enrollment for participation in the GreenSky program, merchants undergo rigorous vetting and underwriting. Thereafter, merchants are subject to continued review through our Merchant Risk Management, Compliance Management and Complaints Management programs. Each of these programs is designed to prevent, detect and mitigate financial and reputational risks brought to the GreenSky program by merchants.
•Customer Satisfaction. We routinely place outbound customer satisfaction calls and emails to sample populations of borrowers as part of our ongoing merchant reevaluation and review process. This process includes dedicated outbound call campaigns to vulnerable populations, including seniors. We have a team of GreenSky Customer Advocates who work to resolve any borrower dissatisfaction with merchants. We make use of multiple communication channels to ensure borrower awareness of account activity, including welcome emails, account alerts and outbound calls.
•Bank Partners. We engage with bank partners that seek attractive risk-adjusted yields and portfolio diversification through exposure to high quality consumer credit. For the GreenSky program, each of our Bank Partners has directed a proprietary credit policy, which is grounded in proven, established credit performance attributes and is designed to incorporate the credit performance of a full economic cycle. Our proprietary technology platform instantly adjudicates on each application using transparent and verifiable credit criteria and allocates each loan based on the credit guidelines of our Bank Partners.
Intellectual Property, Patents and Trademarks
We rely on a combination of trademarks, service marks, copyrights, trade secrets, domain names and agreements with employees and third parties to protect our proprietary rights. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services. We routinely enter into confidentiality agreements with our employees and contractors and other parties with whom we conduct business to control use and access to, and limit disclosure of, our proprietary information. In 2014, we submitted a patent application relating to our mobile application process and credit decisioning model, which application is currently pending. There is no assurance that our patent application will be granted. We have trademark and service mark registrations and pending applications for additional registrations in the United States. We also own the domain name rights for "greensky.com", as well as other words and phrases important to our business.
For additional information regarding some of the risks relating to our intellectual property, see Item 1A "Risk Factors."
Competition
The consumer credit and payments market is highly fragmented, rapidly evolving, subject to regulatory scrutiny and oversight and highly competitive. We face competition from a diverse landscape of consumer lenders, including traditional banks, credit unions and credit card issuers, as well as alternative technology-enabled lenders. Many of our credit and payment competitors are (or are affiliated with) financial institutions with the capacity to hold loans on their balance sheets, increasing the potential profitability of individual consumer relationships. Some of these competitors offer a broader suite of products and services than we do, including retail banking solutions, credit and debit cards and loyalty programs.
We compete for merchants based on a number of key product features, including price, duration, simplicity of loan terms, promotional terms, ease of applying, merchant fees, user experience and time-to-funding. Our existing core unsecured term loan products face competition primarily from home equity lines of credit and general-purpose revolving credit cards. Consumers can access these alternatives through a range of traditional and technology-enabled sources. We expect competition to continue to increase as many traditional, large-scale consumer lenders are investing in technology to streamline loan application and funding processes. We also expect to face additional competition from current competitors or others who embrace new technologies to significantly change the consumer credit and payment industry.
Seasonality
Our business is generally subject to seasonality in consumer spending and payment patterns. Given that our home improvement vertical is a significant contributor to our overall revenue, our revenue generally is higher during the second and third quarters of the year as the weather improves, the residential real estate market becomes more active and consumers begin home improvement projects. During these periods, we tend to experience increased loan applications and, in turn, transaction volume. Conversely, our revenue generally slows during the first and fourth quarters of the year, as consumer spending on home improvement projects tends to slow leading up to the holiday season and through the winter months. As a result, the volume of loan applications and transactions also tends to slow during these periods. The elective healthcare vertical is susceptible to seasonality during the fourth quarter of the year, as the licensed healthcare providers take more vacation time around the holiday season. During this period, the volume of elective healthcare procedures and our resulting revenue tend to slow relative to other periods throughout the year. Our seasonality trends may vary in the future as we introduce our program to new industry verticals and become less concentrated in the home improvement industry.
The origination related and finance charge reversal components of our cost of revenue (further discussed in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 3 to the Consolidated Financial Statements in Part II, Item 8) also are subject to these same seasonal factors, while the servicing related component of cost of revenue, in particular customer service staffing, printing and postage costs, is not as closely correlated to seasonal volume patterns. As transaction volume increases, the transaction volume related personnel costs, as well as costs related to credit and identity verification, among other activities, increase as well. Further, finance charge reversal settlements are positively correlated with transaction volume in the same period of the prior year. As prepayments on deferred interest loans, which trigger finance charge reversals, typically are highest towards the end of the promotional period, and promotional periods are most commonly 12, 18 or 24 months, finance charge reversal settlements follow a similar seasonal pattern as transaction volumes over the course of a calendar year.
Lastly, we have observed seasonal patterns in consumer credit, driven to an extent by income tax refunds, which results in lower charge-offs during the second and third quarters of the year. Credit improvement during these periods has a positive impact on the incentive payments we receive from our Bank Partners. Conversely, during the first and fourth quarters of the year, when credit performance is comparably lower, our incentive payment receipts are negatively impacted, which in turn has a negative impact on our cost of revenue.
Significant Customers
Our top ten merchants (including certain groups of affiliated merchants) accounted for an aggregate of 22% of our total revenue during the year ended December 31, 2019. The Home Depot is our most significant single merchant and represented approximately 4% of total revenue during the year ended December 31, 2019. In addition, affiliates of Renewal by Andersen, our largest Sponsor, such affiliates including both Andersen Corporation-owned licensed dealers and approximately 80 independently owned and operated Renewal by Andersen licensed dealers, represented together approximately 16% of total revenue during the year ended December 31, 2019. We expect to have significant concentration in our largest merchant relationships for the foreseeable future. In the event that (i) The Home Depot or one or more of our other significant merchants, or groups of merchants, or (ii) Renewal by Andersen or one or more of our other significant Sponsors, and their dealers, terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the GreenSky program likely would decline, which would materially adversely affect our business and, in turn, our revenue.

Employees
As of December 31, 2019, GreenSky had 1,174 full-time employees, with substantially all employees located in metropolitan Atlanta, Georgia and Crescent Hills, Kentucky. We also engage temporary employees and consultants as needed to support our operations. None of our employees are represented by a labor union, and we consider our relationships with our employees to be good.
Available Information
Our internet website is www.greensky.com. We make available on the Investor Relations section of our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and Forms 3, 4 and 5, and amendments to those reports as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the Securities and Exchange Commission ("SEC").
On the Investor Relations section of our website, we webcast our earnings calls and certain events we participate in or host with members of the investment community. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases. Further corporate governance information, including our board committee charters, code of business conduct and ethics and corporate governance guidelines, is also available on our Investor Relations website under the heading "Corporate Governance."
Our internet website is included herein as an inactive textual reference only. The information contained on our website is not incorporated by reference herein and should not be considered part of this report.
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
We rely on our Bank Partners to originate all of the loans made through the GreenSky program. Our four largest ongoing Bank Partners – BMO Harris Bank, Fifth Third Bank, Truist Bank and Synovus Bank – provided approximately 83% of the commitments to originate loans as of December 31, 2019. We have entered into separate loan origination agreements and servicing agreements with each of our Bank Partners, each generally containing customary termination provisions and, in certain instances, entitling the Bank Partner to terminate its agreements for convenience. Bank Partners could decide to terminate or not to renew their agreements for any number of reasons, including, for example, perceived or actual erosion in the credit quality or performance of loans, the geographic or other (such as home improvement loans) concentration of loans, the type of loan products offered (such as deferred payment loans), strategic decisions to make fewer consumer loans or loans originated through channels such as ours, alternative investment opportunities that are expected to be more favorable, increases in required loan loss reserves (such as ones that might result from upcoming accounting changes) and required margins, dissatisfaction with our performance as administrator of our program or as servicer, reduced availability of funds for originating new loans, regulatory concerns regarding any of the foregoing factors or others, or general economic conditions, including those that are expected to impact consumer spending, consumer credit or default rates. If any of our largest Bank Partners were to terminate its relationship with us, it could have a material adverse effect on our business. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations–Factors Affecting our Performance–Bank Partner Relationships; Other Funding" for more information regarding our Bank Partner relationships.
Our agreements with our Bank Partners generally have automatically renewable one-year terms. These agreements are non-exclusive and do not prohibit our Bank Partners from working with our competitors or from offering competing products, except that certain Bank Partners have agreed not to provide customer financing outside of the GreenSky program to our merchants and Sponsors during the term of their agreements with us and generally for one year after termination or expiration. As a result of the foregoing, any of our Bank Partners could with minimal notice decide that working with us is not in its interest, could offer us less favorable or unfavorable economic or other terms or could decide to enter into exclusive or more favorable relationships with one of our competitors. We also could have future disagreements or disputes with our Bank Partners, which could negatively affect or threaten our relationships with them.
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
A substantial majority of our total revenue is generated from the transaction fees that we receive from our merchants and, to a lesser extent, servicing and other fees that we receive from our Bank Partners in connection with loans made by our Bank Partners to the customers of our merchants. Approximately 77% of our total revenue for the year ended December 31, 2019 was generated from transaction fees paid to us by our merchants. To attract and retain merchants, we market our program to them on the basis of a number of factors, including financing terms, the flexibility of promotional offerings, approval rates, speed and simplicity of loan origination, service levels, products and services, technological capabilities and integration, customer service, brand and reputation.
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
Based upon current commitment levels, our four largest ongoing Bank Partners are BMO Harris Bank, Fifth Third Bank, Truist Bank and Synovus Bank. As of December 31, 2019, they provided approximately 83% of the overall commitments to originate loans through our program. If any of our larger Bank Partners, or a substantial number of our smaller Bank Partners, were to suspend, limit or otherwise terminate their relationships with us, it could have a material adverse effect on our business. If we need to enter into arrangements with a different bank to replace one of our Bank Partners, we may not be able to negotiate a comparable alternative arrangement. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations–Factors Affecting our Performance–Bank Partner Relationships; Other Funding" for more information regarding our Bank Partner relationships.
A large percentage of our revenue is concentrated with our top ten merchants, and the loss of a significant merchant could have a negative impact on our operating results.
Our top ten merchants (including certain groups of affiliated merchants) accounted for an aggregate of 22% of our total revenue during the year ended December 31, 2019. The Home Depot is our most significant single merchant and represented approximately 4% of total revenue during the year ended December 31, 2019. In addition, affiliates of Renewal by Andersen, our largest Sponsor, represented together approximately 16% of total revenue during the year ended December 31, 2019. Our agreement with Renewal by Andersen provides that Renewal by Andersen will promote the GreenSky program through notifying its dealers of the availability of the GreenSky program and providing them ancillary materials. Both parties have the right to terminate the agreement generally upon 90-days notice. If Renewal by Andersen terminates the agreement, Renewal by Andersen dealers would not be obligated to terminate their participation in the GreenSky program, although they could choose to do so. We expect to have significant concentration in our largest merchant relationships for the foreseeable future. In the event that (i) The Home Depot or one or more of our other significant merchants, or groups of merchants, or (ii) Renewal by Andersen or one or more of our other significant Sponsors, and their dealers, terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the GreenSky program could decline, which would materially adversely affect our business and, in turn, our revenue.
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
As a result of our growth, we face significant challenges in:
•securing commitments from our existing and new Bank Partners to provide loans to customers of our merchants;
•maintaining existing and developing new relationships with merchants and Sponsors;
•maintaining adequate financial, business and risk controls;
•implementing new or updated information and financial and risk controls and procedures;
•training, managing and appropriately sizing our workforce and other components of our business on a timely and cost-effective basis;
•navigating complex and evolving regulatory and competitive environments;
•securing funding (including credit facilities and/or equity capital) to maintain our operations and future growth;
•increasing the number of borrowers in, and the volume of loans facilitated through, the GreenSky program;
•expanding within existing markets;
•entering into new markets and introducing new solutions;
•continuing to revise our proprietary credit decisioning and scoring models;
•continuing to develop, maintain and scale our platform;
•effectively using limited personnel and technology resources;
•maintaining the security of our platform and the confidentiality of the information (including personally identifiable information) provided and utilized across our platform; and
•attracting, integrating and retaining an appropriate number of qualified employees.

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
We hold some of the receivables underlying the loans originated by our Bank Partners, which we refer to as “R&D Receivables” and which are designated as loan receivables held for sale on our Consolidated Balance Sheets. As of December 31, 2019, we had $51.9 million in loan receivables held for sale, net. Generally, we hold R&D Receivables that we purchase from an originating Bank Partner with the intent to hold the loan receivables only for a short period of time before we can transfer the loan receivables to a Bank Partner following its determination to purchase the loan receivables, which a Bank Partner might do in connection with an expansion of its credit policy. Our objective is to hold these receivables only until we have enough experience with the particular products or industry verticals for our Bank Partners to purchase the receivables. However, there is no assurance that our Bank Partners will purchase the receivables underlying these loans and, during the period that we own the receivables, we bear the entire credit risk in the event that the borrowers default. In addition, we are obligated to purchase from our Bank Partners the receivables underlying any loans that were approved in error or otherwise involved customer or merchant fraud. Our ownership of receivables also requires us to commit or obtain corresponding funding. In addition, non-performance, or even significant underperformance, of the loan receivables held for sale that we own could have a materially adverse effect on our business.

We are subject to certain additional risks in connection with promotional financing offered through the GreenSky program.
Many of the loans originated by our Bank Partners provide promotional financing in the form of low or deferred interest. When a deferred interest loan is paid in full prior to the end of the promotional period (typically six to 24 months), any interest that has been billed on the loan by our Bank Partner to the consumer is reversed, which triggers an obligation on our part to make a payment to the Bank Partner that made the loan in order to fully offset the reversal (each event, a finance charge reversal or "FCR"). We record a FCR liability on our balance sheet for interest billed during the promotional period that is expected to be reversed prior to the end of such period. As of December 31, 2019, this liability was $206.0 million. See Note 3 to the Notes to Consolidated Financial Statements in Part II, Item 8 for further information. If the rate at which deferred interest loans are paid in full prior to the end of the promotional period increases, resulting in increased payments by us to our Bank Partners, it would adversely affect our business.
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
Misconduct and errors by our employees and third-party service providers could harm our business and reputation.
We are exposed to many types of operational risks, including the risk of misconduct and errors by our employees and other third-party service providers. Our business depends on our employees and third-party service providers to facilitate the operation of our business, and if any of our employees or third-party service providers provide unsatisfactory service or take, convert or misuse funds, documents or data or fail to follow protocol when interacting with Bank Partners, Sponsors and merchants, the number of loans originated through the GreenSky program could decline, we could be liable for damages and we could be subject to complaints, regulatory actions and penalties.
While we have internal procedures and oversight functions to protect us against this risk, we also could be perceived to have facilitated or participated in the illegal misappropriation of funds, documents or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability.
Any of these occurrences could result in our diminished ability to operate our business, potential liability, inability to attract future Bank Partners, Sponsors, merchants and consumers, reputational damage, regulatory intervention and financial harm, which could negatively impact our business, financial condition and results of operations.
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
If the credit decisioning, pricing, loss forecasting and credit scoring models we use contain errors do not adequately assess risk or are otherwise ineffective, our reputation and relationships with our Bank Partners, our merchants and consumers could be harmed.
Our ability to attract consumers to the GreenSky program, and to build trust in the consumer loan products offered through the GreenSky program, is significantly dependent on our ability to effectively evaluate a consumer’s credit profile and likelihood of default in accordance with our Bank Partners’ underwriting policies. To conduct this evaluation, we use proprietary credit decisioning, pricing, loss forecasting and credit scoring models. If any of the credit decisioning, pricing, loss forecasting and credit scoring models we use contains programming or other errors, is ineffective or the data provided by consumers or third parties is incorrect or stale, or if we are unable to obtain accurate data from consumers or third parties (such as credit reporting agencies), our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans and possibly our having to repurchase the loan. This could damage our reputation and relationships with consumers, our Bank Partners and our merchants, which could have a material adverse effect on our business.
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
We are required to make various assumptions and estimates in preparing our financial statements under GAAP, including for purposes of determining share-based compensation, asset impairment, reserves related to litigation and other legal matters and contingencies, and other regulatory exposures and the amounts recorded for certain contractual payments to be paid to, or received from, our merchants and others under contractual arrangements. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving fair value measurements of derivative instruments and servicing assets and liabilities. If the assumptions or estimates underlying our financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, which could have a material adverse effect on our business.
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
Epidemics, including the recent outbreak of coronavirus, and other crises could negatively impact our business.
Our results of operations could be harmed if the fear of a communicable and rapidly spreading disease, such as the novel strain of coronavirus, or other crises such as natural disasters cause people to avoid gatherings or interaction with other people. Since our platform facilitates merchant sales, a decline in such sales as a result of the coronavirus could have a material adverse effect on our business.
We are, and intend in the future to continue, expanding into new industry verticals, including elective healthcare, and our failure to comply with applicable regulations, or accurately predict demand or growth, in those new industries could have an adverse effect on our business.
Within the last several years, we expanded into the elective healthcare industry vertical, which involves consumer financing for elective medical procedures and products. Elective healthcare providers include doctors’ and dentists’ offices, outpatient surgery centers and clinics providing orthodontics, cosmetic and aesthetic dentistry, vision correction, bariatric surgery, cosmetic surgery, hair replacement, reproductive medicine, veterinary medicine and hearing aid devices. We make no assurance that we will achieve similar levels of success, if any, in this industry vertical, or that we will not face unanticipated challenges in our ability to offer our program in this industry vertical. In addition, the elective healthcare industry vertical is highly regulated and we, our merchants and our Bank Partners, as applicable, will be subject to significant additional regulatory requirements, including various healthcare and privacy laws. We have limited experience in managing these risks and the compliance requirements attendant to these additional regulatory requirements. See “-Risks Related to Our Regulatory Environment-The increased scrutiny of third-party medical financing by governmental agencies may lead to increased regulatory burdens and adversely affect our consolidated revenue or results of operations.” The costs of compliance and any failure by us, our merchants or our Bank Partners, as applicable, to comply with such regulatory requirements could have a material adverse effect on our business.
We may in the future further expand into other industry verticals. There is no assurance that we will be able to successfully develop consumer financing products and services for these new industries. Our investment of resources to develop consumer financing products and services for the new industries we enter may either be insufficient or result in expenses that are excessive in light of loans actually originated by our Bank Partners in those industries. Additionally, industry participants, including our merchants, their customers and our Bank Partners, may not be receptive to our solution in these new industries. The borrower profile of consumers in new verticals may not be as attractive, in terms of average FICO scores or other attributes, as in our current verticals, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Industries change rapidly, and we make no assurance that we will be able to accurately forecast demand (or the lack thereof) for our solution or that those industries will grow. Failure to predict demand or growth accurately in new industries could have a material adverse impact on our business.
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
For more information on our term loan and revolving loan facility, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Borrowings” and Note 7 to the Notes to Consolidated Financial Statements included in Part II, Item 8.
We may incur losses on interest rate swap and hedging arrangements.
We may periodically enter into agreements to reduce the risks associated with increases in interest rates, such as our June 2019 interest rate swap agreement. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. Also, nonperformance by the other party to the arrangement may subject us to increased credit risks. For additional information regarding our June 2019 interest rate swap agreement, see Note 3 to the Notes to Consolidated Financial Statements included in Part II, Item 8.

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
In connection with our administration of the GreenSky program, we must comply with various regulatory regimes, including those applicable to consumer credit transactions, various aspects of which are untested as applied to our business model. The laws to which we are or may be subject include:
•state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, credit reporting, money transmission, debt servicing and collection and unfair or deceptive business practices;
•the Truth-in-Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions;
•Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) in connection with any consumer financial product or service;
•the ECOA and Regulation B promulgated thereunder, which prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act or any applicable state law;
•the Fair Credit Reporting Act (the “FCRA”), as amended by the Fair and Accurate Credit Transactions Act, which promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies;
•the Fair Debt Collection Practices Act, the Telephone Consumer Protection Act, as well as state debt collection laws, all of which provide guidelines and limitations concerning the conduct of third-party debt collectors in connection with the collection of consumer debts;
•the Gramm-Leach-Bliley Act (the “GLBA”), which includes limitations on disclosure of nonpublic personal information by financial institutions about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;

•the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
•the Servicemembers Civil Relief Act (the “SCRA”), which allows active duty military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties;
•the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts;
•the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures; and
•the Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence and record-keeping policies and procedures.
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
In 2020, our Bank Partners became subject to a new reporting requirement, Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments),” which may affect how they reserve for losses on loans. It is not clear at this time what effect, if any, this new reporting requirement will have on participation in our program.
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
On October 5, 2017, the CFPB released its final “Payday, Vehicle Title, and Certain High-Cost Lending Rule,” commonly referred to as the “Payday Loan Rule.” On February 6, 2019, the CFPB issued proposed revisions to the Payday Loan Rule. On June 7, 2019, the CFPB announced a 15-month delay in the Payday Loan Rule's August 19, 2019 compliance date to November 19, 2020 that applies only to the proposed rescinded ability-to-pay provisions. The mandatory compliance deadline for certain other provisions of the Payday Loan Rule still stands at August 19, 2019. Relatedly, the Community Financial Services Association of America sued the CFPB in April 2018 over the Payday Loan Rule. As a result, the court suspended the CFPB’s August 19, 2019 implementation of the 2019 proposed revisions pending further order of the court. On August 6, 2019, the court issued an order that leaves the compliance date stay in effect. On December 6, 2019, the court continued the stay on the August 19, 2019 compliance date for the Payday Loan Rule and requested the parties to file another joint status report by April 24, 2020. While the Payday Loan Rule does not appear to be targeted at businesses like ours, some of its provisions are broad and potentially could be triggered by the promotional loans that our Bank Partners extend that require increases in payments at specified points in time. We are continuing to monitor developments associated with the Payday Loan Rule and are working toward compliance with the Payday Loan Rule requirements ahead of the ultimate compliance date.
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
The owners of the Class B common stock owned the vast majority of the combined voting power of our Class A and Class B common stock as of December 31, 2019. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership of us. This concentration of ownership may delay or deter possible changes in control of our Company, which may reduce the value of an investment in our Class A common stock. So long as they continue to own a significant amount of our combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.
In addition, the owners of the Class B common stock, as Continuing LLC Members, had a weighted average ownership of Holdco Units of approximately 65% for the year ended December 31, 2019. Because they hold the majority of their economic ownership interest in our business through GS Holdings, rather than GreenSky, Inc., these existing unit holders may have conflicting interests with holders of our Class A common stock. For example, the Continuing LLC Members may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRA. In addition, the structuring of future transactions may take into account the tax considerations of the Continuing LLC Members even where no similar benefit would accrue to us. It is through their ownership of Class B common stock that they may be able to influence, if not control, decisions such as these.
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
Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with the purchase of Holdco Units in connection with the IPO and future exchanges of Holdco Units (assuming such future exchanges occurred at December 31, 2019 and assuming automatic cancellation of an equal number of shares of Class B common stock) would aggregate to approximately $669.9 million based on the closing price on December 31, 2019 of $8.90 per share of our Class A common stock. Under such scenario, assuming future payments are made on the date each relevant tax return is due, without extensions, we would be required to pay approximately 85% of such amount, or $569.4 million.
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
As a result of the foregoing, if we breach a material obligation under the TRA, if we elect to terminate the TRA early or if we undergo a change of control, we would be required to make an immediate lump-sum payment equal to the present value of the anticipated future tax savings, which payment may be required to be made significantly in advance of the actual realization of such future tax savings, and the actual cash tax savings ultimately realized may be significantly less than the corresponding TRA payments. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. There is no assurance that we will be able to fund or finance our obligations under the TRA. Additionally, the obligation to make a lump sum payment on a change of control may deter potential acquirers, which could negatively affect our stockholders’ potential returns. If we had elected to terminate the TRA as of December 31, 2019, based on the closing price on December 31, 2019 of $8.90 per share of our Class A common stock, and a discount rate equal to 5.31% per annum, compounded annually, we estimate that we would have been required to pay $372.5 million in the aggregate under the TRA.
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

The market price of our Class A common stock has been and will likely continue to be volatile.
Our stock price has declined significantly since our May 2018 IPO and has exhibited substantial volatility. Our stock price may continue to fluctuate in response to a number of events and factors, including variations in our quarterly or annual results of operations, additions or departures of key management personnel, the loss of key Bank Partners, merchants or Sponsors, changes in our earnings estimates (if provided) or failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry, adverse announcements by us or others and developments affecting us, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, actions by institutional stockholders, and increases in market interest rates that may lead investors in our shares to demand a higher yield, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the price you paid for them (or at all).
We are currently subject to putative securities class action litigation in connection with our IPO and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.
The Company and certain of its officers and directors have been named as defendants in two consolidated putative securities class actions in connection with our IPO (“the Securities Litigation”). See Note 14 to the Notes to Consolidated Financial Statements in Part II, Item 8 for a description of the Securities Litigation. In the future, especially following periods of volatility in the market price of our shares of Class A common stock, other purported class action or derivative complaints may be filed against us. In addition to diverting financial and management resources, this type of litigation can result in adverse publicity that could harm our brand or reputation, regardless of its merits or whether we are ultimately held liable, and a judgment or settlement in connection with any such litigation that is not covered by, or is significantly in excess of, our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows.
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

We no longer qualify as an “emerging growth company”, and as a result, we are required to comply with increased disclosure and compliance requirements.
Prior to December 31, 2019, we were an “emerging growth company” as defined in the JOBS Act. Now, as a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our prior status as an emerging growth company. These requirements include, but are not limited to:
•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
•the requirement that we provide full and more detailed disclosures regarding executive compensation; and
•the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.
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
We concluded that our internal control was effective as of December 31, 2019. See Part II, Item 9A "Management's Report on Internal Control over Financial Reporting." We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the SEC rules or our independent registered public accounting firm may not issue an unqualified opinion. If, in a future period, either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could cause the price of our Class A common stock to decline and could subject us to investigation or sanctions by the SEC.
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
Assuming the Continuing LLC Members exchange all of their Holdco Units for shares of our Class A common stock, up to an additional 113,517,198 shares of Class A common stock will be eligible for sale in the public market, the majority of which are held by our executive officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 and various vesting agreements. Additionally, certain of our executive officers and directors own options exercisable for shares of Class A common stock.
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
Certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions:
•authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
•prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
•establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•establish a classified board of directors, as a result of which our board of directors is divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table sets forth selected information concerning our principal facilities as of December 31, 2019.

Location	Owned/Leased	Approximate Square Footage
Corporate Headquarters:
Atlanta, Georgia	Leased	51,300
Primary Call Centers:
Atlanta, Georgia	Leased	82,400
Crescent Hills, Kentucky	Leased	39,700
Additional Facilities:
Alpharetta, Georgia	Leased	22,300
We believe our current facilities are adequate and that we will be able to find suitable space to accommodate any potential future expansion.
ITEM 3. LEGAL PROCEEDINGS
We are party to legal proceedings incidental to our business. See Note 14 to the Notes to Consolidated Financial Statements included in Part II, Item 8 for information regarding legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders of Record
On May 24, 2018, our Class A common stock began trading on the NASDAQ Stock Market under the symbol "GSKY." Prior to that time, there was no public market for our stock. As of February 19, 2020, there were two holders of record of our Class A common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries. Our Class B common stock is neither listed nor traded on any stock exchange, nor is there an established public trading market for this class of common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The equity compensation plan information required by Item 201(d) of Regulation S-K will be set forth in the definitive Proxy Statement for the Company's annual meeting of stockholders, which we intend to file with the SEC no later than April 29, 2020, and is incorporated by reference in this annual report on Form 10-K. Additionally, refer to Note 12 to the Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information on our equity compensation plans.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our purchases of our Class A common stock during the fourth quarter in the year ended December 31, 2019. See Note 11 to the Notes to Consolidated Financial Statements included in Part II, Item 8 for additional discussion of our Class A common stock repurchases.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(2)
October 1, 2019 through October 31, 2019	—	$—	—	$—
November 1, 2019 through November 30, 2019	2,910	$7.74	—	$—
December 1, 2019 through December 31, 2019	4,085	$6.97	—	$—
Total	6,995		—
(1)For the periods presented, represents shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)On November 6, 2018, we announced our authorization to repurchase up to $150 million of our Class A common stock at management's discretion from time to time on the open market or through privately negotiated transactions. The repurchase program was terminated in 2019.

Performance Graph
The following graph matches GreenSky, Inc.'s cumulative 19-month total stockholder return on its Class A common stock with the cumulative total returns of the NASDAQ Composite Index and the RDG SmallCap Technology Index. The graph tracks the performance of a $100 investment in our Class A common stock and in each index (with the reinvestment of all dividends) from May 24, 2018 (the date our Class A common stock commenced trading on the NASDAQ Stock Market) to December 31, 2019.
*$100 invested on 5/24/18 in GreenSky, Inc. Class A common stock and on 4/30/18 in the indices, including reinvestment of dividends.

	4/30/18 or 5/24/18*	6/30/18	9/30/18	12/31/18	3/31/19	6/30/19	9/30/19	12/31/19
GreenSky, Inc.	$100.00	90.54	77.05	40.97	55.39	52.61	29.30	$38.10
NASDAQ Composite	$100.00	106.53	114.42	94.64	110.54	114.82	115.02	$129.36
RDG SmallCap Technology	$100.00	105.81	106.86	84.63	100.37	95.99	88.37	$93.98
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Dividends
We have never declared nor paid cash dividends on our Class A common stock. We currently do not intend to pay cash dividends in the foreseeable future.
ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except per share data and unless otherwise indicated)
The Selected Consolidated Statements of Operations Data for the years ended December 31, 2019, 2018 and 2017 and the Selected Consolidated Balance Sheet Data as of December 31, 2019 and 2018 were derived from our Consolidated Financial Statements included in Item 8 of this Form 10-K. The Selected Consolidated Statements of Operations Data for the years ended December 31, 2016 and 2015 and the Selected Consolidated Balance Sheet Data as of December 31, 2017 and 2016 were derived from our audited Consolidated Financial Statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. You should read the following financial information together with the information under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included in Item 8.

GS Holdings and GSLLC are our predecessors for accounting purposes and, accordingly, amounts prior to the Reorganization Transactions and IPO represent the historical consolidated operations of either GS Holdings or GSLLC and its subsidiaries. The amounts as of December 31, 2019 and 2018 and during the period from May 24, 2018 through December 31, 2019 represent those of consolidated GreenSky, Inc. and its subsidiaries. Prior to the Reorganization Transactions and IPO, GreenSky, Inc. did not engage in any business or other activities except in connection with its formation and initial capitalization. See Note 1 to the Notes to Consolidated Financial Statements in Item 8 for further information on our organization.

	Year Ended December 31,
Selected Consolidated Statements of Operations Data:	2019	2018	2017	2016	2015
Total revenue	$529,646	$414,673	$325,887	$263,865	$173,457
Cost of revenue (exclusive of depreciation and amortization)	248,580	160,439	89,708	79,145	36,506
Total costs and expenses	408,693	261,883	180,288	144,054	80,351
Operating profit	120,953	152,790	145,599	119,811	93,106
Total other income (expense), net	(32,105)	(19,276)	(6,931)	4,653	713
Income before income tax expense	88,848	133,514	138,668	124,464	93,819
Income tax expense (benefit)	(7,125)	5,534	—	—	—
Net income	95,973	127,980	138,668	124,464	93,819
Net income attributable to noncontrolling interests	63,993	103,724	N/A	N/A	N/A
Net income attributable to GreenSky, Inc.	31,980	24,256	N/A	N/A	N/A
Earnings per share of Class A common stock(1):
Basic	$0.52	$0.43	N/A	N/A	N/A
Diluted	$0.49	$0.41	N/A	N/A	N/A
(1)Basic and diluted earnings per share of Class A common stock are applicable only for the period from May 24, 2018 through December 31, 2019, which is the period following the Reorganization Transactions and IPO. See Note 2 to the Notes to Consolidated Financial Statements in Item 8 for further information.

	December 31,
Selected Consolidated Balance Sheet Data:	2019	2018	2017	2016
Cash and cash equivalents	$195,760	$303,390	$224,614	$185,243
Restricted cash	250,081	155,109	129,224	42,871
Loan receivables held for sale, net	51,926	2,876	73,606	41,268
Deferred tax assets, net	364,841	306,979	—	—
Total assets	951,048	802,905	462,889	302,205
Finance charge reversal liability	206,035	138,589	94,148	68,064
Term loan	384,497	386,822	338,263	—
Tax receivable agreement liability	311,670	260,901	—	—
Total liabilities	1,005,991	837,670	488,928	89,995
Total temporary equity	—	—	430,348	335,720
Noncontrolling interest	(80,758)	(60,349)	—	—
Total permanent equity (deficit)	(54,943)	(34,765)	(456,387)	(123,510)
Total liabilities, temporary equity and permanent equity (deficit)	951,048	802,905	462,889	302,205

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (United States Dollars in thousands, except per share data and unless otherwise indicated)
You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes included in Item 8 of this Form 10-K. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under Part I, Item 1A“Risk Factors” in this Form 10-K.
Unless the context requires otherwise, "we," "us," "our," "GreenSky" and "the Company" refer to GreenSky, Inc. and its subsidiaries.
Organization
GreenSky, Inc. was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an IPO of its Class A common stock and certain Reorganization Transactions in order to carry on the business of GS Holdings and its consolidated subsidiaries. GS Holdings, a holding company with no operating assets or operations, was organized in August 2017. On August 24, 2017, GS Holdings acquired a 100% interest in GSLLC, a Georgia limited liability company, which is an operating entity. Common membership interests of GS Holdings are referred to as "Holdco Units." See Note 1 to the Notes to Consolidated Financial Statements in Item 8 for a detailed discussion of the Reorganization Transactions (as defined in that note) and the IPO.
Executive Summary
For a Company overview, see Part I, Item 1 "Business."
2019 Developments
Specific key developments during the year ended December 31, 2019 include:
•As announced in August 2019, the Company's Board of Directors (the "Board"), working together with its senior management team and legal and financial advisors, has commenced a process to explore, review and evaluate a range of potential strategic alternatives focused on maximizing stockholder value.
◦The Board has not made any decisions related to strategic alternatives at this time, and there is no assurance that the Board’s exploration of strategic alternatives will result in any change of strategy or transaction being entered into or consummated or, if a transaction is undertaken, as to its terms, structure or timing.
◦The Board's review is ongoing, and the Company does not intend to make further public comment regarding these matters unless and until the Board has approved a specific transaction or alternative or otherwise concludes its review.
•In December 2019, we reached an agreement in principle for a three-year, $6 billion forward flow arrangement with a leading institutional asset manager, which would complement our current Bank Partner commitments. See "–Factors Affecting our Performance–Bank Partner Relationships; Other Funding" for additional discussion of this proposed forward flow arrangement.
•We entered into a $350.0 million notional, four-year interest rate swap agreement to hedge changes in cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan.
•We purchased 8.7 million shares of our Class A common stock at an incremental cost of $102.2 million under our share repurchase program and placed such shares in treasury.
2019 Results
As of and for the year ended December 31, 2019, we achieved growth in many of our key business metrics and financial measures:
•Transaction volume (as defined below) was $5.95 billion during the year ended December 31, 2019 compared to $5.03 billion during the year ended December 31, 2018 (increase of 18%) and $3.77 billion during the year ended December 31, 2017 (increase of 34%);

•The outstanding balance of loans serviced by our platform totaled $9.15 billion as of December 31, 2019 compared to $7.34 billion as of December 31, 2018 (increase of 25%) and $5.39 billion as of December 31, 2017 (increase of 36%);
•Active merchants totaled 17,216 as of December 31, 2019 compared to 14,907 as of December 31, 2018 (increase of 15%) and 10,891 as of December 31, 2017 (increase of 37%);
•We maintained an attractive consumer profile. For all loans originated on our platform during 2019, the credit-line weighted average consumer credit score was 770. Furthermore, consumers with credit scores over 780 comprised 37% of the loan servicing portfolio as of December 31, 2019, and over 85% of the loan servicing portfolio as of December 31, 2019 consisted of consumers with credit scores over 700; and
•Total revenue of $529.6 million during the year ended December 31, 2019 increased by 28% from $414.7 million during the year ended December 31, 2018, which in turn increased by 27% from $325.9 million during the year ended December 31, 2017. We recognized a fair value change in our servicing asset of $30.5 million primarily associated with increases to the contractual fixed servicing fees for certain Bank Partners, which positively impacted servicing and other revenue.
Net income of $96.0 million during the year ended December 31, 2019 decreased from $128.0 million during the year ended December 31, 2018, which in turn decreased from $138.7 million during the year ended December 31, 2017. Adjusted EBITDA (as defined below) of $164.1 million during the year ended December 31, 2019 decreased from $170.0 million during the year ended December 31, 2018, which in turn increased from $157.1 million during the year ended December 31, 2017.
The decreases in net income and Adjusted EBITDA in 2019 were primarily due to:
•(i) the increase in the fair value change in finance charge reversal liability resulting from
◦(a) growth in our loan servicing portfolio, particularly deferred interest loans in the promotional period,
◦(b) an increase in credit losses, net of recoveries, and
◦(c) an increase in contracted Bank Partner portfolio yields; and
•(ii) higher servicing, origination and operating expenses to support our growth and increased requirements as a public company.
Net income for the year ended December 31, 2019 was also impacted by a non-cash contingent expense associated with our financial guarantee arrangement with a Bank Partner upon expiration of its loan origination agreement in the fourth quarter of 2019. See Note 14 to the Notes to Consolidated Financial Statements included in Item 8 for additional information regarding our financial guarantee.
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

During the year ended December 31, 2019, management removed the EBITDA adjustment for the non-cash impact of the initial recognition and subsequent fair value changes in our servicing liabilities, as the fair value measurements of our servicing rights are becoming a more significant component of our core business model. The Adjusted EBITDA measures for the years ended December 31, 2018 and 2017 were adjusted accordingly, which resulted in decreases of those measures by $945 and $2,071, respectively.
During the year ended December 31, 2019, management removed the EBITDA adjustment for non-corporate tax expenses, which are recorded within general and administrative expenses in our Consolidated Statements of Operations, to align the adjustment with our corporate tax expense. The Adjusted EBITDA measures for the years ended December 31, 2018 and 2017 were adjusted accordingly, which resulted in decreases of those measures by $572 and $309, respectively.
During the year ended December 31, 2019, management added an EBITDA adjustment for losses recorded in the fourth quarter of 2019 associated with the financial guarantee arrangement for a Bank Partner that did not renew its loan origination agreement when it expired in November 2019. The Adjusted EBITDA measures for the years ended December 31, 2018 and 2017 were not impacted by this item.
Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as net income. Some of the limitations of Adjusted EBITDA include:
•It does not reflect our current contractual commitments that will have an impact on future cash flows;
•It does not reflect the impact of working capital requirements or capital expenditures; and
•It is not a universally consistent calculation, which limits its usefulness as a comparative measure.
Management compensates for the inherent limitations associated with using the measure of Adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, as presented below.

	Year Ended December 31,
	2019	2018	2017
Net income	$95,973	$127,980	$138,668
Interest expense	23,860	23,584	7,536
Tax expense (benefit)	(7,125)	5,534	—
Depreciation and amortization	7,304	4,478	3,983
Equity-based compensation expense(1)	13,769	6,054	4,253
Change in financial guarantee liability(2)	16,215	—	—
Transaction expenses(3)	11,345	2,393	2,612
Non-recurring expenses(4)	2,804	—	—
Adjusted EBITDA	$164,145	$170,023	$157,052
(1)Includes equity-based compensation to employees and directors, as well as equity-based payments to non-employees.
(2)Includes losses recorded in the fourth quarter of 2019 associated with the financial guarantee arrangement for a Bank Partner that did not renew its loan origination agreement when it expired in November 2019. See Note 14 to the Notes to Consolidated Financial Statements included in Item 8 for additional discussion of our financial guarantee arrangements.
(3)For the year ended December 31, 2019, includes loss on remeasurement of our tax receivable agreement liability of $9.8 million and professional fees associated with our strategic alternatives review process of $1.5 million. For the year ended December 31, 2018, includes certain costs associated with our IPO, which were not deferrable against the proceeds of the IPO. Further, includes certain costs, such as legal and debt arrangement costs, related to our March 2018 term loan upsizing. For the year ended December 31, 2017, includes one-time fees paid to an affiliate of one of the members of the board of managers in conjunction with the August 2017 term loan transaction.
(4)For the year ended December 31, 2019, includes (i) legal fees associated with IPO related litigation of $2.0 million, (ii) one-time tax compliance fees related to filing the final tax return for the Former Corporate Investors associated with the Reorganization Transactions of $0.2 million, and (iii) lien filing expenses related to certain Bank Partner solar loans of $0.6 million.

In light of the anticipated material non-cash charges to be recorded in connection with our financial guarantee arrangements as required subsequent to the adoption and implementation of ASU 2016-13 (as discussed in Note 1 to the Notes to Consolidated Financial Statements in Item 8 within "Accounting Standards Issued, But Not Yet Adopted – Measurement of credit losses on financial instruments"), management is evaluating both the disclosure of additional non-GAAP financial measures and the modification of its historical computation of adjusted EBITDA commencing in 2020 to enhance the disclosure of indicators of our business performance over the long term and to provide additional useful information to users of our financial statements.
Further, we utilize Adjusted Pro Forma Net Income, which we define as consolidated net income, adjusted for (i) transaction and non-recurring expenses; (ii) for 2019, losses associated with the financial guarantee arrangement for a Bank Partner that did not renew its loan origination agreement; and (iii) incremental pro forma tax expense assuming all of our noncontrolling interests were subject to income taxation. Adjusted Pro Forma Net Income is a useful measure because it makes our results more directly comparable to public companies that have the vast majority of their earnings subject to corporate income taxation. Adjusted Pro Forma Net Income has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as net income. Some of the limitations of Adjusted Pro Forma Net Income include:
•It makes assumptions about tax expense, which may differ from actual results; and
•It is not a universally consistent calculation, which limits its usefulness as a comparative measure.
Management compensates for the inherent limitations associated with using the measure of Adjusted Pro Forma Net Income through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted Pro Forma Net Income to the most directly comparable GAAP measure, net income, as presented below.

	Year Ended December 31,
	2019	2018	2017
Net income	$95,973	$127,980	$138,668
Change in financial guarantee liability(1)	16,215	—	—
Transaction expenses(2)	11,345	2,393	2,612
Non-recurring expenses(3)	2,804	—	—
Incremental pro forma tax expense(4)	(24,768)	(21,248)	(54,266)
Adjusted Pro Forma Net Income	$101,569	$109,125	$87,014
(1)Includes losses recorded in the fourth quarter of 2019 associated with the financial guarantee arrangement for a Bank Partner that did not renew its loan origination agreement when it expired in November 2019. See Note 14 to the Notes to Consolidated Financial Statements included in Item 8 for additional discussion of our financial guarantee arrangements.
(2)For the year ended December 31, 2019, includes loss on remeasurement of our tax receivable agreement liability of $9.8 million and professional fees associated with our strategic alternatives review process of $1.5 million. For the year ended December 31, 2018, includes certain costs associated with our IPO, which were not deferrable against the proceeds of the IPO. Further, includes certain costs, such as legal and debt arrangement costs, related to our March 2018 term loan upsizing. For the year ended December 31, 2017, includes one-time fees paid to an affiliate of one of the members of the board of managers in conjunction with the August 2017 term loan transaction.
(3)For the year ended December 31, 2019, includes (i) legal fees associated with IPO related litigation of $2.0 million, (ii) one-time tax compliance fees related to filing the final tax return for the Former Corporate Investors associated with the Reorganization Transactions of $0.2 million, and (iii) lien filing expenses related to certain Bank Partner solar loans of $0.6 million.
(4)Represents the incremental tax effect on net income, adjusted for the items noted above, assuming that all consolidated net income was subject to corporate taxation for the periods presented. For the years ended December 31, 2019, 2018 and 2017, we assumed effective tax rates of 14.8%, 19.7% and 38.4%, respectively.

Business Metrics
We review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends, formulate plans and make strategic decisions, including the following.

	Year Ended December 31,
	2019	2018	2017
Transaction Volume
Dollars (in millions)	$5,954	$5,030	$3,767
Percentage increase	18%	34%
Loan Servicing Portfolio
Dollars (in millions, at end of period)	$9,150	$7,341	$5,390
Percentage increase	25%	36%
Active Merchants
Number (at end of period)	17,216	14,907	10,891
Percentage increase	15%	37%
Cumulative Consumer Accounts
Number (in millions, at end of period)	3.03	2.24	1.57
Percentage increase	35%	43%
Transaction Volume. We define transaction volume as the dollar value of loans facilitated on our platform during a given period. Transaction volume is an indicator of revenue and overall platform profitability and has grown substantially in the past several years.
Loan Servicing Portfolio. We define our loan servicing portfolio as the aggregate outstanding consumer loan balance (principal plus accrued interest and fees) serviced by our platform at the date of measurement. Our loan servicing portfolio is an indicator of our servicing activities. The average loan servicing portfolio for the years ended December 31, 2019, 2018 and 2017 was $8,213 million, $6,303 million and $4,501 million, respectively.
Active Merchants. We define active merchants as home improvement merchants and healthcare providers that have submitted at least one consumer application during the twelve months ended at the date of measurement. Because our transaction volume is a function of the size, engagement and growth of our merchant network, active merchants, in aggregate, are an indicator of future revenue and profitability, although they are not directly correlated. The comparative measures can also be impacted by disciplined corrective action taken by the Company to remove merchants from our program who do not meet our customer satisfaction standards.
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
Factors Affecting our Performance
Network of Active Merchants and Transaction Volume. We have a robust network of active merchants, upon which our transaction volumes rely. Our revenues and financial results are heavily dependent on our transaction volume, which represents the dollar amount of loans funded on our platform and, therefore, influences the fees that we earn and the per-unit cost of the services that we provide. Our transaction volume depends on our ability to retain our existing platform participants, add new participants and expand to new industry verticals. We engage new merchants through both direct sales channels, as well as affiliate channel partners, such as manufacturers, software companies and other entities that have a network of merchants that would benefit from consumer financing. Once onboarded, merchant relationships are maintained and grown by direct account management, as well as regular product enhancements that facilitate merchant growth.

Bank Partner Relationships; Other Funding. "Bank Partners" are defined as federally insured banks that originate loans under the consumer financing and payments program that we administer for use by merchants on behalf of such banks in connection with which we provide point-of-sale financing and payments technology and related marketing, servicing, collection and other services (the "GreenSky program" or "program"). Our ability to generate and increase transaction volume and expand our loan servicing portfolio is, in part, dependent on (a) retaining our existing Bank Partners and having them renew and expand their commitments, (b) adding new Bank Partners and/or (c) adding complementary funding arrangements to increase funding capacity. Our failure to do so could materially and adversely affect our business and our ability to grow. A Bank Partner’s funding commitment typically has an initial multi-year term, after which the commitment is either renewed (typically on an annual basis) or expires. No assurance is given that any of the current funding commitments of our Bank Partners will be renewed.
In that regard, Regions Bank, one of our Bank Partners, made a strategic decision to reduce its use of indirect lending programs and elected not to renew its origination commitment when it expired on November 25, 2019. This prompted management to conclude at the end of 2019 that the likelihood of making escrow payments in future periods with respect to the Regions escrow account was probable of occurring, as a result of which we recorded a non-cash contingent expense of $16.2 million and a corresponding liability as of December 31, 2019. See Note 14 to the Notes to Consolidated Financial Statements included in Item 8 for further discussion of this item.
As of December 31, 2019, we had aggregate funding commitments from our ongoing Bank Partners of approximately $9.0 billion, of which approximately $2.2 billion was unused. These funding commitments are "revolving" and replenish as outstanding loans are paid down. As a result of loan pay-downs, we anticipate approximately $2.7 billion of additional funding capacity will become available during 2020. As we add new Bank Partners, their full commitments are typically subject to a mutually agreed upon onboarding schedule. Two of our ongoing Bank Partners are in their initial three-year terms. The remaining six ongoing Bank Partners extended their commitment terms in the normal course during 2019, one of which adjusted its commitment from $4 billion to $3 billion in the fourth quarter of 2019.
In addition to customary expansion of commitments from existing Bank Partners and the periodic addition of new Bank Partners to our funding group, over time we expect to diversify our funding to include a combination of commitments from Bank Partners and alternative structures with one or more institutional investors, financial institutions or other financing sources. As noted in Item 7 “Executive Summary–2019 Developments,” in December 2019, we reached an agreement in principle relating to a three-year, $6 billion forward flow arrangement with a leading institutional asset manager, which would complement our current Bank Partner commitments. Under this arrangement, the asset manager would have a commitment of up to $2 billion per year for a three-year period. Unlike our Bank Partner commitments, this forward flow arrangement would not be "revolving" and would not replenish as outstanding loans are paid down. We expect funding commitments to first be available under this arrangement during the second quarter of 2020.
If we do not timely consummate the forward flow arrangement or alternative structures, or if the funding commitments from our Bank Partners and the forward flow arrangement or alternative structures (should they be consummated) are not sufficient to support expected originations, it would limit our ability to generate revenue at or above current levels.
Performance of the Loans our Bank Partners Originate. While our Bank Partners bear substantially all of the credit risk on their wholly-owned loan portfolios, Bank Partner credit losses and prepayments impact our profitability as follows:
•Our contracts with our Bank Partners entitle us to incentive payments when the finance charges billed to borrowers exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses. This incentive payment varies from month to month, primarily due to the amount of realized credit losses.
•With respect to deferred interest loans, we bill the consumer for interest throughout the deferred interest promotional period, but the consumer is not obligated to pay any interest if the loan is repaid in full before the end of the promotional period. We are obligated to remit this accumulated billed interest to our Bank Partners to the extent the loan principal balances are paid off within the promotional period (each event, a finance charge reversal or "FCR") even though the interest billed to the consumer is reversed. Our maximum FCR liability is limited to the gross amount of finance charges billed during the promotional period, offset by the collection of incentive payments from our Bank Partners during such period, proceeds received from transfers of previously charged-off loan receivables ("Charged-Off Receivables") and recoveries on unsold charged-off receivables. Our profitability is impacted by the difference between the cash collected from these items and the cash to be remitted on a future date to settle our FCR liability. Our FCR liability quantifies our expected future obligation to remit previously billed interest with respect to deferred interest loans.
•If credit losses exceed an agreed-upon threshold, we make limited payments to our Bank Partners. Our maximum financial exposure is contractually limited to the escrow that we establish with each Bank Partner, which represented a weighted average target rate of 2.1% of the total outstanding loan balance as of December 31, 2019. Cash set aside to meet this requirement is classified as restricted cash in our Consolidated Balance Sheets.
For further discussion of our sensitivity to the credit risk exposure of our Bank Partners, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk—Credit risk.”
In January 2020, our Bank Partners became subject to a new reporting requirement, Accounting Standards Update 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which may affect how they reserve for losses on loans. It is not clear at this time what effect, if any, this new reporting requirement will have on Bank Partner participation in our program.
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
Seasonality. See Part I, Item 1 "Business", for a seasonality discussion.
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
Servicing and other. We earn a specified servicing fee from providing professional services to manage loan portfolios on behalf of our Bank Partners. We are entitled to collect servicing fees as part of the servicing agreements with our Bank Partners, which are paid monthly based upon an annual fixed percentage of the outstanding Bank Partner loan portfolio balance. Servicing and other revenue is also impacted by the fair value change in our servicing assets or liabilities associated with the servicing arrangements with our Bank Partners. See

Note 3 to the Notes to Consolidated Financial Statements included in Item 8 for additional information on our servicing assets and liabilities.
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
Our total FCR liability is recorded in our Consolidated Balance Sheets and is calculated at the end of each period as the following:
•FCR liability beginning balance, plus
•Receipts, which are comprised of: (i) incentive payments from Bank Partners, (ii) cash proceeds from transfers of rights to Charged-Off Receivables, and (iii) recoveries on previously charged-off loans not transferred. Incentive payments from Bank Partners are the surplus of finance charges billed to borrowers over an agreed-upon portfolio yield, a fixed servicing fee and realized net credit losses. Transfers of Charged-Off Receivables are cash payments we receive from third parties and Bank Partners for recovery interests in previously charged-off Bank Partner loans; minus
•Settlements, which represent the remittance of previously billed, but uncollected finance charges for loans that were paid off within the promotional period, plus
•Fair value change in FCR liability, which is indicative of future expected settlements not collected in receipts, equals
•FCR liability ending balance.
See Note 3 to the Notes to Consolidated Financial Statements included in Item 8 for additional information on our FCR liability, including a qualitative discussion of the impact to the fair value of our FCR liability resulting from changes in the finance charge reversal rate and discount rate. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Credit risk” for additional information on the sensitivity of the fair value of our FCR liability to portfolio net credit losses.
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
Depreciation and amortization. Depreciation and amortization expense is related to capitalizable computer hardware, furniture and leasehold improvements, as well as software, which is primarily internally developed. Computer hardware and software are typically expensed over three years, furniture is typically expensed over five years, and leasehold improvements are expensed over the shorter of the expected life of the asset or the remaining lease term.
General and administrative. General and administrative expenses primarily consist of legal, accounting, consulting and other professional services, recruiting and non-sales and marketing travel costs.
Financial guarantee: Financial guarantee expenses consist of contingent losses associated with payments under our financial guarantee arrangements with our Bank Partners that are estimated to be probable of occurring.
Related party. Related party expenses, on a recurring basis, primarily consist of rent expense, as we lease one office space from a related party. In addition, we made equity and transaction-based payments to certain related parties and have professional services agreements with related parties.

Results of Operations Summary

				Variance
	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Revenue
Transaction fees	$405,905	$348,904	$278,958	$57,001	16%	$69,946	25%
Servicing and other	123,741	65,769	46,929	57,972	88%	18,840	40%
Total revenue	529,646	414,673	325,887	114,973	28%	88,786	27%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	248,580	160,439	89,708	88,141	55%	70,731	79%
Compensation and benefits	84,052	62,360	54,650	21,692	35%	7,710	14%
Sales and marketing	4,089	3,781	2,198	308	8%	1,583	72%
Property, office and technology	17,099	13,199	10,062	3,900	30%	3,137	31%
Depreciation and amortization	7,304	4,478	3,983	2,826	63%	495	12%
General and administrative	24,458	13,807	12,095	10,651	77%	1,712	14%
Financial guarantee	20,699	1,607	2,781	19,092	1,188%	(1,174)	(42)%
Related party	2,412	2,212	4,811	200	9%	(2,599)	(54)%
Total costs and expenses	408,693	261,883	180,288	146,810	56%	81,595	45%
Operating profit	120,953	152,790	145,599	(31,837)	(21)%	7,191	5%
Other income (expense), net	(32,105)	(19,276)	(6,931)	(12,829)	67%	(12,345)	178%
Income before income tax expense (benefit)	88,848	133,514	138,668	(44,666)	(33)%	(5,154)	(4)%
Income tax expense (benefit)	(7,125)	5,534	—	(12,659)	N/M	—	—%
Net income	$95,973	$127,980	$138,668	$(32,007)	(25)%	$(5,154)	(4)%
Less: Net income attributable to noncontrolling interests	63,993	103,724	N/A	N/A	N/A	N/A	N/A
Net income attributable to GreenSky, Inc.	$31,980	$24,256	N/A	N/A	N/A	N/A	N/A

Earnings per share of Class A common stock(1)
Basic	$0.52	$0.43	N/A
Diluted	$0.49	$0.41	N/A
(1)For the year ended December 31, 2018, basic and diluted earnings per share of Class A common stock are applicable only for the period from May 24, 2018 through December 31, 2018, which is the period following the IPO and related Reorganization Transactions. See Note 2 to the Notes to Consolidated Financial Statements in Item 8 for further information.
Years Ended December 31, 2019, 2018 and 2017
In the following results of operations discussion, unless otherwise indicated, references to 2019, 2018 and 2017 mean the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.
Total Revenue
2019 vs. 2018. During 2019, total revenue increased $115.0 million, or 28%, compared to 2018. Transaction fees increased 16% during 2019 compared to 2018, which was largely commensurate with an increase in transaction volume of 18% year over year. The impact of higher transaction volume was slightly offset by price concessions for a significant merchant group, which reduced transaction fees by $3.7 million during 2019 compared to $2.4 million offered to the same merchant group during 2018.
Transaction fees earned per dollar originated were 6.82% during 2019 compared to 6.94% during 2018. The year over year transaction fee rate decline is related to the types of loans originated on our platform. Loans with lower interest rates generally carry relatively higher transaction fee rates. Conversely, loans with higher interest rates generally carry relatively lower transaction fee rates. The mix of loans offered by merchants generally varies by merchant category, and is dependent on merchant and consumer behavior. Therefore, shifts in merchant mix have a direct impact on our transaction fee rates. During 2019 relative to 2018, there was a shift in loan originations from lower to higher annual percentage yields and shifts in merchant mix, which resulted in the decrease in transaction fees earned per dollar originated.
We earn fixed servicing fees from our Bank Partners on our loan servicing portfolio. During 2019, we renegotiated certain Bank Partner agreements where the Company agreed to post additional escrow and increase the agreed-upon Bank Partner portfolio yield. In exchange for these considerations, we received an increase in our loan servicing fees from the Bank Partners. We determined that the increase in servicing fees resulted in an increase to the fair value of our servicing assets for these Bank Partners. We also anticipate that, all other factors remaining constant, these increased servicing fees will contribute to lower incentive payments received in future periods from the Bank Partners. Servicing and other revenue was favorably impacted during 2019 by the fair value change in our servicing asset of $30.5 million, primarily associated with increases to the contractual fixed servicing fees for certain Bank Partners. Excluding this item, servicing and other revenue increased 42% during 2019 compared to 2018, which was attributable to the increase in our average loan servicing portfolio of 30%, combined with the receipt of higher fixed servicing fees associated with the aforementioned increases in contractual fees.
2018 vs. 2017. During 2018, total revenue increased $88.8 million, or 27%, compared to 2017, primarily due to an increase in transaction fees. During 2018, transaction volume increased by 34% compared to 2017. The impact of higher transaction volume was offset by a decrease in transaction fees earned per dollar originated to 6.94% during 2018 from 7.40% during 2017, which was attributable to a shift in loan originations from lower to higher annual percentage yields and shifts in merchant mix. The 40% increase in servicing and other revenue during 2018 compared to 2017 was commensurate with the 40% increase in our average loan servicing portfolio.
Cost of Revenue (exclusive of depreciation and amortization expense)

	Year Ended December 31,
	2019	2018	2017
Origination related	$33,637	$28,080	$21,292
Servicing related	44,575	35,481	25,121
Fair value change in FCR liability	170,368	96,878	43,295
Total cost of revenue (exclusive of depreciation and amortization expense)	$248,580	$160,439	$89,708
Origination related
2019 vs. 2018. Origination related expenses typically include costs associated with our customer service staff that supports Bank Partner loan originations, credit and identity verification, loan document delivery, transaction processing and customer protection expenses.
During 2019, origination related expenses increased 20% compared to 2018, which supported our 18% year over year transaction volume growth. While we achieved operational efficiencies associated with staffing and loan processing expenses, we had increases in customer protection expenses of $5.0 million during 2019 compared to 2018. Customer protection expenses are incurred when the Company determines that a merchant did not fulfill its obligation to the end consumer and compensates a Bank Partner for the applicable portion of the loan principal balance.
2018 vs. 2017. During 2018, origination related expenses increased 32% compared to 2017, which supported our 34% year over year transaction volume growth. The drivers of the increase in origination related expenses primarily related to customer protection expenses, underwriting expenses, transaction processing expenses and customer service staff expenses.
Servicing related
Servicing related expenses are primarily reflective of the cost of our personnel (including dedicated call center personnel), printing and postage.

2019 vs. 2018. During 2019, servicing related expenses increased 26% compared to 2018, which resulted from our 30% year over year average loan servicing portfolio growth. The increase in servicing related expenses associated with the increase in loans serviced were primarily for customer service and collections personnel, operations support personnel, as well as printing and postage costs.
2018 vs. 2017. During 2018, servicing related expenses increased 41% compared to 2017, which supported our 40% year over year average loan servicing portfolio growth.
Fair value change in FCR liability
The following table reconciles the beginning and ending measurements of our FCR liability and highlights the activity that drove the fair value change in FCR liability included in our cost of revenue.

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$138,589	$94,148	$68,064
Receipts(1)	159,527	129,153	109,818
Settlements(2)	(262,449)	(181,590)	(127,029)
Fair value changes recognized in cost of revenue(3)	170,368	96,878	43,295
Ending balance	$206,035	$138,589	$94,148
(1)Includes: (i) incentive payments from Bank Partners, which is the surplus of finance charges billed to borrowers over an agreed-upon portfolio yield, a fixed servicing fee and realized net credit losses, (ii) cash received from recoveries on previously charged-off Bank Partner loans, and (iii) the proceeds received from transferring our rights to Charged-Off Receivables (as defined below) attributable to previously charged-off Bank Partner loans. We consider all monthly incentive payments from Bank Partners during the period to be related to billed finance charges on deferred interest products until monthly incentive payments exceed total billed finance charges on deferred products, which did not occur during any of the periods presented.
(2)Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that were repaid within the promotional period.
(3)A fair value adjustment is made based on the expected reversal percentage of billed finance charges (expected settlements), which is estimated at each reporting date. The fair value adjustment is recognized in cost of revenue in the Consolidated Statements of Operations.
Further detail regarding our receipts is provided below for the years indicated:

	Year Ended December 31,
	2019	2018	2017
Incentive payments	$125,771	$99,368	$83,189
Proceeds from Charged-Off Receivables transfers(1)	29,190	26,692	18,968
Recoveries on unsold charged-off receivables(2)	4,566	3,093	7,661
Total receipts	$159,527	$129,153	$109,818
(1)We collected recoveries on previously charged-off and transferred Bank Partner loans on behalf of our Charged-Off Receivables investors of $21,975, $14,802, and $2,966 during 2019, 2018, and 2017, respectively. These collected recoveries are excluded from receipts, as they do not impact our fair value change in FCR liability.
(2)Represents recoveries on previously charged-off Bank Partner loans.
2019 vs. 2018. The increase of $73.5 million, or 76%, in the fair value change in FCR liability recognized in cost of revenue during 2019 compared to 2018 was primarily a function of deferred interest product finance charges outpacing receipts. Billed finance charges on loans in promotional status totaled $265.8 million as of December 31, 2019 compared to $173.3 million as of December 31, 2018, an increase of 53%. Comparatively, receipts of $159.5 million during 2019 increased only 24% compared to 2018. The higher growth rate in deferred interest product finance charges has led to material changes in expense for the period. Receipts did not rise proportionally with deferred interest billed finance charges primarily because of increases in Bank Partner portfolio credit losses and increases in the agreed upon Bank Partner portfolio yield during 2019 associated with loans originated during 2018 and early 2019.

2018 vs. 2017. The $53.6 million, or 124%, increase in the fair value change in FCR liability recognized in cost of revenue during 2018 compared to 2017 was primarily a function of deferred interest product finance charges outpacing receipts. Billed finance charges on loans in promotional status totaled $173.3 million as of December 31, 2018 compared to $115.5 million as of December 31, 2017, an increase of 50%. Comparatively, receipts of $129.2 million during 2018 increased only 18% from $109.8 million during 2017. The higher growth rate in deferred interest product finance charges has led to a material change in expense period over period. Receipts did not rise proportionally with deferred interest billed finance charges primarily because of an increase in Bank Partner portfolio credit losses and an increase in the agreed upon Bank Partner portfolio yield in 2018 relative to 2017 associated with rising interest rates.
Compensation and benefits
2019 vs. 2018. During 2019, compensation and benefits expense increased $21.7 million, or 35%, compared to 2018 due to increased share-based compensation expense of $7.8 million and continued investment in our information technology, credit and sales infrastructure.
2018 vs. 2017. During 2018, compensation and benefits expense increased $7.7 million, or 14%, compared to 2017 primarily due to increased headcount. Headcount for employees not included in cost of revenue averaged 420 in 2018 compared to 346 in 2017, an increase of 21%. The headcount effect was partially offset by an incremental expense benefit of $2.5 million in 2018 compared to 2017 due to an increase in capitalized internally-developed software.
Sales and marketing
2019 vs. 2018. During 2019, sales and marketing expense, which excludes compensation and benefits, increased $0.3 million, or 8%, compared to 2018 primarily due to increases in marketing related travel expenses.
2018 vs. 2017. Sales and marketing expense increased $1.6 million, or 72%, during 2018 compared to 2017 primarily due to an increase in trade show attendance and advertising fees, as well as sales and marketing related travel expenses.
Property, office and technology
2019 vs. 2018. During 2019, property, office and technology expense increased $3.9 million, or 30%, compared to 2018 primarily due to increases in software, hardware and hosting costs of $3.1 million and operating lease costs of $0.7 million.
2018 vs. 2017. During 2018, property, office and technology expense increased $3.1 million, or 31%, compared to 2017 primarily driven by increases of $1.7 million in hosting and software subscriptions, licensing, maintenance and support costs and $1.2 million associated with technology contractor and consulting expense.
Depreciation and amortization
2019 vs. 2018. During 2019, depreciation and amortization expense increased $2.8 million, or 63%, compared to 2018 primarily driven by increases over time in capitalized internally-developed software.
2018 vs. 2017. During 2018, depreciation and amortization expense increased $0.5 million, or 12%, compared to 2017 primarily driven by increases over time in capitalized internally-developed software and increases over time in depreciation expense from our growing infrastructure needs.
General and administrative
2019 vs. 2018. During 2019, general and administrative expense increased $10.7 million, or 77%, compared to 2018 primarily related to: (i) professional fees related to litigation and compliance matters of $6.3 million; (ii) increases in advisory and insurance costs of $3.1 million; and (iii) additional increases primarily related to hiring and other activities to support the growth of our business, including recruiting expenses associated with our 8% increase in number of employees. During 2019, these increases were offset by $1.2 million in lower third party costs, including legal and debt arrangement costs, incurred in 2018, as further discussed below.

2018 vs. 2017. During 2018, general and administrative expense increased $1.7 million, or 14%, compared to 2017 primarily related to $1.2 million in third party costs, including legal and debt arrangement costs, associated with our Amended Credit Agreement (as defined under "Liquidity and Capital Resources–Borrowings" later in this Item 7) incurred during 2018 and increased bad debt expense associated with our transaction fees of $0.5 million. In addition, we had increases in accounting, advisory, legal and insurance costs of $2.1 million attributable to the costs of the Reorganization Transactions and being a public company. These 2018 increases were offset by $2.0 million in financial advisory fees unique to 2017 in connection with increasing one of our Bank Partner funding commitments.
Financial guarantee
2019 vs. 2018. During 2019, financial guarantee expenses associated with Bank Partner loan credit performance increased $19.1 million compared to 2018, primarily due to expected escrow usage associated with the loan portfolio of a Bank Partner that did not renew its loan origination agreement when it expired in the fourth quarter of 2019. As such, we determined that the likelihood of making escrow payments in future periods with respect to this escrow account was probable of occurring and recorded a non-cash contingent expense and a corresponding liability. See Note 14 to the Notes to Consolidated Financial Statements included in Item 8 for additional information regarding our financial guarantee.
2018 vs. 2017. During 2018, financial guarantee expenses associated with expected escrow usage decreased $1.2 million compared to 2017.
Related party
2019 vs. 2018. During 2019, related party expenses increased $0.2 million, or 9%, compared to 2018, which was primarily due to fees incurred in 2019 to a placement agent in connection with certain Charged-Off Receivables transfers, offset by fees incurred in 2018 related to executive search and recruiting services.
2018 vs. 2017. During 2018, related party expenses decreased $2.6 million, or 54%, compared to 2017 driven by $2.6 million in fees incurred during 2017 to pay an affiliate of one of the members of the GS Holdings board of managers in connection with finalizing our August 2017 term loan transaction. These costs were not directly attributable to the term loan and, therefore, were expensed as incurred, rather than deferred against the term loan balance.
Other income (expense), net
2019 vs. 2018. The $12.8 million, or 67%, increase in other expense, net during 2019 compared to 2018 was primarily due to the following:
Interest expense increased $0.3 million, or 1%, during 2019, primarily due to a moderately higher average balance of our term loan in 2019, as it was amended and upsized in March 2018. See Note 7 to the Notes to Consolidated Financial Statements included in Item 8 for additional information regarding our borrowings.
Interest and dividend income decreased slightly during 2019, which was reflective of lower income from loan receivables held for sale of $1.0 million attributable to a decline in the average balance, partially offset by higher income generated from cash and cash equivalents of $1.0 million.
Other losses increased $12.5 million during 2019, which was primarily attributable to remeasurement of our tax receivable agreement liability in the second and fourth quarters of 2019, the benefit of which was recorded in income tax expense (benefit), as further detailed below. An additional increase was related to the establishment of loan loss reserves associated with purchases of loan receivables held for sale in the second half of 2019.
2018 vs. 2017. The $12.3 million increase in total other expense, net during 2018 compared to 2017 was primarily due to the following:
Interest expense increased $16.0 million during 2018 primarily due to a full year of interest expense incurred in 2018 on our term loan compared to approximately four months of interest in 2017, as our term loan was originally established in August 2017 and was amended in March 2018.

Interest and dividend income increased $0.9 million during 2018 due to higher average interest and dividend earning cash and cash equivalents balances, which resulted in higher income of $1.6 million year over year. This increase was partially offset by lower loan receivables held for sale interest income of $0.7 million, which primarily resulted from a lower average balance of loan receivables held for sale, as we had higher sales of loan receivables held for sale during 2018.
Other losses declined $2.8 million during 2018 primarily due to $0.9 million lower loan receivables held for sale charge-off expense and $0.5 million lower losses on the sale of loan receivables held for sale. Further, we had $1.1 million less fair value adjustments on our servicing liabilities in 2018.
Income tax expense (benefit)
Prior to the Reorganization Transactions and IPO, the Company was not subject to corporate income taxation. As such, income tax expense recorded during 2018 reflected the expected tax expense on the net earnings subsequent to the Reorganization Transactions and IPO related to GreenSky, Inc.'s economic interest in GS Holdings.
Income tax benefit recorded during 2019 reflected the expected income tax expense of $8.2 million on the net earnings for the entire year related to GreenSky, Inc.'s economic interest in GS Holdings. The expected income tax expense for 2019 was offset by $15.3 million of tax benefits, which primarily included remeasurement of our net deferred tax assets of $11.6 million and warrant and stock-based compensation deductions of $3.3 million. Income tax expense recorded during 2018 was $5.5 million. The increase in the expected income tax expense was primarily related to the increase in net earnings attributable to GreenSky, Inc.'s economic interest in GS Holdings, which earnings are subject to U.S. federal and state corporate taxation, and to an increase in the statutory tax rate from 23.5% to 24.3%.
Net income attributable to noncontrolling interests
Prior to the Reorganization Transactions and IPO, we did not account for noncontrolling interests. As such, there was no noncontrolling interest in 2017 and net income attributable to noncontrolling interests for 2018 consists of all net income prior to the Reorganization Transactions and IPO and, for the period following the IPO, the income attributable to the Continuing LLC Members based on their weighted average ownership interest in GS Holdings, which after adjusting for unvested units was 68.8% during 2018. See Note 1 to the Notes to Consolidated Financial Statements in Item 8 for additional information.
Net income attributable to noncontrolling interests for 2019 reflects income attributable to the Continuing LLC Members for the entire year based on their weighted average ownership interest in GS Holdings, which was 65.4% during 2019.
Financial Condition Summary
Changes in the composition and balance of our assets and liabilities as of December 31, 2019 compared to December 31, 2018 were principally attributable to the following:
•a $12.7 million decrease in cash and cash equivalents and restricted cash. See "Liquidity and Capital Resources" in this Item 7 for further discussion of our cash flow activity;
•a $49.1 million increase in loan receivables held for sale, net, primarily due to additions of $157.9 million compared to proceeds from sales and customer payments of $104.9 million during the year ended December 31, 2019;
•a $57.9 million increase in deferred tax assets, net, as a result of exchanges of Holdco Units by Continuing LLC Members. Further, there was an associated increase in the tax receivable agreement liability for 85% of the expected tax benefit realized from these Holdco Unit exchanges;
•the impact of the TRA, which is discussed further in Note 13 to the Notes to Consolidated Financial Statements in Item 8;

•the impact of our January 1, 2019 adoption of ASU 2016-02, Leases, which resulted in our recognition of operating lease right-of-use assets and operating lease liabilities. See Note 1 and Note 14 to the Notes to Consolidated Financial Statements in Item 8 for further discussion of our lease accounting;
•the fair value measurement of a $30.5 million servicing asset recorded as of December 31, 2019, which is discussed further in Note 1 and Note 3 to the Notes to Consolidated Financial Statements in Item 8;
•an increase in the FCR liability, which was indicative of a larger balance of deferred interest loans. This activity is analyzed in further detail throughout this Item 7;
•an increase in accounts payable primarily due to monthly settlements with Bank Partners related to their portfolio activity;
•a $16.1 million increase in financial guarantee liability primarily associated with the escrow account for a Bank Partner, which is discussed further in Note 14 to the Notes to Consolidated Financial Statements in Item 8.
•a $19.5 million increase in transaction processing liabilities, which is reflective of the growth in custodial in-transit loan funding requirements and consumer borrower payments; and
•a decrease in total equity of $20.2 million primarily due to: (i) our Class A common stock purchases of $102.2 million, which are held in treasury, (ii) distributions of $18.7 million, and (iii) Class A common stock option exercises of $12.0 million. These decreases were partially offset by: (i) the impact of deferred tax adjustments of $8.2 million, which were related to additional exchanges of Holdco Units, (ii) share-based compensation of $13.8 million, and (iii) net income of $96.0 million during the year ended December 31, 2019.

Liquidity and Capital Resources
We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including GS Holdings and GSLLC, which distributions may be restricted as a result of regulatory restrictions, state law regarding distributions by a limited liability company to its members, or contractual agreements, including agreements governing their indebtedness. For a discussion of those restrictions, refer to Part I, Item 1A "Risk Factors–Risks Related to Our Organizational Structure."
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
Our principal source of liquidity is cash generated from operations. Our results indicate some variability in our operating cash flows, primarily due to the timing of purchases and subsequent sales of loan receivables held for sale. Our transaction fees are the most substantial source of our cash flows and follow a relatively predictable, short cash collection cycle. Our short-term liquidity needs primarily include setting aside restricted cash for Bank Partner escrow balances and interest payments on GS Holdings' Credit Facility, which consists of the term loan and revolving loan facility under the Amended Credit Agreement, as defined and discussed in "Term loan and revolving loan facility" within this Item 7. Further, in the near term, we expect our capital expenditures to be small relative to our unrestricted cash and cash equivalents balance. We do not anticipate any major capital expenditures, nor are there any material trends (other than our FCR liability settlements discussed below) that would have an unfavorable impact on our capital resources. We currently generate sufficient cash from our operations to meet these short-term needs. In addition, we could use cash from our operations to purchase additional loan receivables held for sale. Finally, we expect to use cash for FCR liability settlements, which are not fully funded by the incentive payments we receive from our Bank Partners, but for which $75.0 million is held for certain Bank Partners in restricted cash as of December 31, 2019 and for payments under our financial guarantee, particularly as it relates to our portfolio with a Bank Partner that did not renew its loan origination agreement (see Note 14 to the Notes to Consolidated Financial Statements in Item 8 for further discussion). Our $100 million revolving loan facility is also available to supplement our cash flows from operating activities in satisfying our short-term liquidity needs, under which we have had no borrowings to date.
Our most significant long-term liquidity need involves the repayment of our term loan upon maturity in March 2025, which assuming no prepayments, will have an expected remaining unpaid principal balance of $373 million at that time. We anticipate that our significant cash generated from operations will allow us to service this debt both for quarterly principal repayments and the balloon payment at maturity. Should operating cash flows be insufficient for this purpose, we will pursue other financing options. We have not made any material commitments for capital expenditures other than those disclosed in the "Contractual Obligations" table later in this Item 7.
Significant Changes in Capital Structure
2019
During the year ended December 31, 2019, we purchased 8.7 million shares of Class A common stock at a cost of $102.2 million under our share repurchase program, which are held in treasury. Our aggregate purchases under our share repurchase program through December 31, 2019 totaled 13.4 million shares of Class A common stock at a cost of $146.1 million. The repurchase program was terminated in 2019. See Note 11 to the Notes to Consolidated Financial Statements in Item 8 for additional information on our treasury stock.
2018
In March 2018, we amended certain terms of our 2017 Credit Agreement, replacing the original $350.0 million term loan with a $400.0 million term loan, as well as extending the maturity date of the term loan to March 29, 2025, reducing the interest margin above adjusted LIBOR to 3.25% per annum and extending the maturity date of the revolving loan facility to March 29, 2023. We contemporaneously settled the outstanding principal balance on the original term loan with the issuance of the modified term loan. See Note 7 to the Notes to Consolidated Financial Statements in Item 8 for additional information on our borrowings.
In May 2018, the Company’s Class A common stock commenced trading on the NASDAQ Stock Market in connection with its IPO of 43,700,000 shares of its Class A common stock at a public offering price of $23.00 per share, receiving approximately $954.8 million in net proceeds, after deducting underwriting discounts and commissions (but not including other offering costs). See Note 1 to the Notes to Consolidated Financial Statements in Item 8 for a detailed discussion of the Reorganization Transactions that immediately preceded the IPO.
In November 2018, we commenced our board-approved $150 million share repurchase program. Through December 31, 2018, we repurchased 4.7 million shares of Class A common stock in open market transactions at a cost of $43.9 million.
2017
In July 2017, GreenSky, Inc. was formed as a Delaware corporation for the purpose of completing an IPO of its Class A common stock and certain Reorganization Transactions in order to carry on the business of GS Holdings and its consolidated subsidiaries.
In August 2017, GS Holdings acquired a controlling interest in GSLLC, a Georgia limited liability company, which is an operating entity.
In August 2017, we entered into a $450.0 million Credit Agreement, which provided for a $350.0 million term loan maturing on August 25, 2024 and a $100.0 million revolving loan facility maturing on August 25, 2022. The term loan incurred interest at an adjusted LIBOR rate, plus a margin of 4.00% per annum. As discussed above, this Credit Agreement was amended in 2018. See Note 7 to the Notes to Consolidated Financial Statements in Item 8 for additional information on our borrowings.
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

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$153,327	$256,426	$160,394
Net cash used in investing activities	$(15,381)	$(6,581)	$(4,135)
Net cash used in financing activities	$(150,604)	$(145,184)	$(30,535)
Cash and cash equivalents and restricted cash totaled $445.8 million as of December 31, 2019, a decrease of $12.7 million from December 31, 2018. Restricted cash, which had a balance of $250.1 million as of December 31, 2019 compared to a balance of $155.1 million as of December 31, 2018, is not available to us to fund operations or for general corporate purposes. Cash flow activities for the year ended December 31, 2019 consisted of $153.3 million of cash generated from operations, partially offset by $15.4 million of cash used for investing activities and $150.6 million of cash used for financing activities. Financing activity outflows were highlighted by purchases of our Class A common stock, distributions to GS Holdings' members (including GreenSky, Inc.), payment of withholding taxes associated with stock option exercises, and payments under our tax receivable agreement.
Our restricted cash balances as of December 31, 2019 and 2018 were comprised of three components: (i) $150.4 million and $98.3 million, respectively, which represented the amounts that we have escrowed with Bank Partners as limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses; (ii) $75.0 million and $49.8 million, respectively, which represented an additional restricted cash balance that we maintained for certain Bank Partners related to our FCR liability; and (iii) $24.7 million and $7.0 million, respectively, which represented certain custodial in-transit loan funding and consumer borrower payments that we were restricted from using for our operations. The restricted cash balances related to our FCR liability and our custodial balances are not included in our evaluation of restricted cash usage, as these balances are not held as part of a financial guarantee arrangement. See Note 14 to the Notes to Consolidated Financial Statements in Item 8 for additional information on our restricted cash held as escrow with Bank Partners.
Cash provided by operating activities
Year Ended December 31, 2019. Cash flows provided by operating activities were $153.3 million during 2019. Net income of $96.0 million was adjusted favorably for certain non-cash items of $11.4 million, which were predominantly related to depreciation and amortization, equity-based expense and financial guarantee losses, partially offset by the fair value changes in servicing assets and liabilities.
Primary sources of operating cash during 2019 were: (i) earnings; (ii) an increase in billed finance charges on deferred interest loans that are expected to reverse in future periods; (iii) an increase in accounts payable largely driven by Bank Partner settlements related to their portfolio activity and payables for price concessions to a significant merchant group; and (iv) an increase in transaction processing liabilities, which is reflective of the growth in custodial in-transit loan funding requirements and consumer borrower payments primarily driven by a Bank Partner addition at the end of 2018 and origination volume growth. These increases were offset by uses of cash associated with: (i) an excess of $53.1 million of loan receivables held for sale purchases compared to proceeds from such sales; and (ii) accounts receivable, which was largely commensurate with the increase in transaction volume. Subsequent to December 31, 2019, we executed for cash a sale of loan receivables held for sale of $24.1 million within the Company's Bank Partner network. See Note 19 to the Notes to Consolidated Financial Statements in Item 8 for additional information.
Year Ended December 31, 2018. Cash flows provided by operating activities were $256.4 million during 2018. Net income of $128.0 million for 2018 was adjusted favorably for certain non-cash items of $18.2 million, which were predominantly related to depreciation and amortization, equity-based expense and deferred tax expense.

Primary sources of operating cash during 2018 were: (i) earnings; (ii) an increase in our FCR liability of $44.4 million largely related to growth in deferred interest loan originations; and (iii) a decrease in loan receivables held for sale of $70.7 million due to the excess of our proceeds from sales and borrower payments over our loan receivables held for sale purchases during the year. These increases were offset by an $11.5 million use of cash related to transaction processing liabilities.
Year Ended December 31, 2017. Cash flows provided by operating activities were $160.4 million during 2017. Net income of $138.7 million was adjusted favorably for certain non-cash items of $11.1 million, which were predominantly related to depreciation and amortization, equity-based expense, fair value changes in servicing liabilities and deferred tax expense.
Primary sources of operating cash during 2017 were: (i) earnings; (ii) increases in our FCR liability of $26.1 million, largely related to growth in deferred interest loan originations; and (iii) an increase in transaction processing liabilities of $13.6 million. These increases were offset by a use of cash of $32.3 million related to loan receivables held for sale.
Cash used in investing activities
Detail of the cash used in investing activities is included below for each year (dollars in millions).

	Year Ended December 31,
	2019	2018	2017
Software	$12.7	$5.4	$2.3
Computer hardware	1.2	0.8	0.8
Leasehold improvements	0.9	0.2	0.5
Furniture	0.6	0.2	0.5
Purchases of property, equipment and software	$15.4	$6.6	$4.1
2019 vs. 2018. The $8.8 million higher spend on investing activities during 2019 compared to 2018 was primarily related to an increase in capitalized costs associated with various internally-developed software projects, such as mobile application development and transaction processing, an increase in hardware costs primarily associated with our growing infrastructure needs and an increase in leasehold improvements associated with security build outs of expanded office space.
2018 vs. 2017. We had net cash used in investing activities of $6.6 million during 2018 compared to $4.1 million during 2017. The higher spend in 2018 was primarily related to an increase in software expenditures, most of which were capitalized costs related to internally-developed software, which consisted primarily of merchant experience enhancements and mobile application development. This activity was partially offset by lower infrastructure expenditures in 2018 compared to 2017, as we did not have any material changes to our leased premises during 2018.
Cash used in financing activities
Our financing activities in the years presented consisted of equity and debt related transactions and distributions, including the impact of our IPO during 2018. GS Holdings makes tax distributions based on the estimated tax payments that its members are expected to have to make during any given period (based upon various tax rate assumptions), which are typically paid in January, April, June and September of each year.
2019 vs. 2018. We had net cash used in financing activities of $150.6 million during 2019 compared to $145.2 million during 2018. In 2019, our uses of cash were primarily related to: (i) our Class A common stock purchases of $104.3 million; (ii) tax and non-tax distributions to members of $23.5 million; (iii) payments under our TRA of $4.7 million; and (iv) equity activity of $14.2 million consisting of Holdco Unit exchanges and option exercises. Subsequent to December 31, 2019, GS Holdings finalized and paid tax and non-tax distributions to its members (including GreenSky, Inc.) of $47.2 million. See Note 19 to the Notes to Consolidated Financial Statements in Item 8 for additional information.

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
The cash used in financing activities during 2017 was primarily related to aggregate special and tax distributions of $561.9 million and $7.9 million of debt issuance costs associated with the original term loan. The significantly higher distributions paid in 2017 compared to 2018 were mostly attributable to a special distribution made from the proceeds from our original term loan in 2017.
See Note 7 to the Notes to Consolidated Financial Statements in Item 8 for additional information on our borrowings.
Borrowings
See Note 7 to the Notes to Consolidated Financial Statements in Item 8 for further information about our borrowings, including the use of term loan proceeds, as well as our interest rate swap.
On March 29, 2018, GS Holdings amended its August 25, 2017 Credit Agreement ("Amended Credit Agreement”). The Amended Credit Agreement provides for a $400.0 million term loan, the proceeds of which were used, in large part, to settle the outstanding principal balance on the $350.0 million term loan previously executed under the Credit Agreement in August 2017, and includes a $100.0 million revolving loan facility. The revolving loan facility also includes a $10.0 million letter of credit. The Credit Facility is guaranteed by GS Holdings’ significant subsidiaries, including GSLLC, and is secured by liens on substantially all of the assets of GS Holdings and the guarantors. Interest on the loans can be based either on a “Eurodollar rate” or a “base rate” and fluctuates depending upon a “first lien net leverage ratio.” The Amended Credit Agreement contains a variety of covenants, certain of which are designed to limit the ability of GS Holdings to make distributions on, or redeem, its equity interests unless, in general, either (a) its “first lien net leverage ratio” is no greater than 2.00 to 1.00, or (b) the funds used for the payments come from certain sources (such as retained excess cash flow and the issuance of new equity) and its “total net leverage ratio” is no greater than 3.00 to 1.00. In addition, during any period when 25% or more of our revolving facility is utilized, GS Holdings is required to maintain a “first lien net leverage ratio” no greater than 3.50 to 1.00. There are various exceptions to these restrictions, including, for example, exceptions that enable us to pay our operating expenses and to make certain GS Holdings tax distributions. The $400.0 million term loan matures on March 29, 2025, and the revolving loan facility matures on March 29, 2023.
There was no amount outstanding under our revolving loan facility as of December 31, 2019, which is available to fund future needs of GS Holdings’ business.
The use of the London Interbank Offered Rate (“LIBOR”) is expected to be phased out by the end of 2021. LIBOR is currently used as a reference rate for certain of our financial instruments, including our $400.0 million term loan under the Amended Credit Agreement and the related interest rate swap agreement, both of which are set to mature after the expected phase out of LIBOR. At this time, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate; however, we continue to monitor the efforts of various parties, including government agencies, seeking to identify an alternative rate to replace LIBOR. We will work with our lenders and counterparties to accommodate any suitable replacement rate where it is not already provided under the terms of the financial instruments and, going forward, we will use suitable alternative reference rates for our financial instruments. We will continue to assess and plan for how the phase out of LIBOR will affect the Company; however, while the LIBOR transition could adversely affect the Company, we do not currently perceive any material risks and do not expect the impact to be material to the Company.

Tax Receivable Agreement
Our purchase of Holdco Units from the Exchanging Members using a portion of the net proceeds from the IPO, our acquisition of the equity of certain of the Former Corporate Investors, and any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement (as such terms are defined in Note 1 to the Notes to Consolidated Financial Statements in Item 8) are expected to result in increases in our allocable tax basis in the assets of GS Holdings. These increases in tax basis are expected to increase (for tax purposes) depreciation and amortization deductions allocable to us and, therefore, reduce the amount of tax that we otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent tax basis is allocated to those assets.
We and GS Holdings entered into a Tax Receivable Agreement ("TRA") with the "TRA Parties" (the equity holders of the Former Corporate Investors, the Exchanging Members, the Continuing LLC Members and any other parties receiving benefits under the TRA, as those parties are defined in Note 1 to the Notes to Consolidated Financial Statements included in Item 8), whereby we agreed to pay to those parties 85% of the amount of cash tax savings, if any, in United States federal, state and local taxes that we realize or are deemed to realize as a result of these increases in tax basis, increases in basis from such payments, and deemed interest deductions arising from such payments.
Due to the uncertainty of various factors, the likely tax benefits we will realize as a result of our purchase of Holdco Units from the Exchanging Members, our acquisition of the equity of certain of the Former Corporate Investors or any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement, or the resulting amounts we are likely to pay out to the TRA Parties pursuant to the TRA are also uncertain. However, we expect that such payments will be substantial and may substantially exceed the tax receivable liability of $311.7 million as of December 31, 2019.
Because we are the managing member of GS Holdings, which is the managing member of GSLLC, we have the ability to determine when distributions (other than tax distributions) will be made by GSLLC to GS Holdings and the amount of any such distributions, subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our Amended Credit Agreement or other debt instruments). Any such distributions will be made to all holders of Holdco Units, including us, pro rata based on the number of Holdco Units. The cash received from such distributions will first be used by us to satisfy any tax liability and then to make any payments required under the TRA. We expect that such distributions will be sufficient to fund both our tax liability and the required payments under the TRA. In the event that we do not make timely payment of all or any portion of a tax benefit payment due under the TRA on or before a final payment date, LIBOR is the base for the default rate used to calculate the required interest. The TRA is anticipated to remain in effect after the expected phase out of LIBOR in 2021. See Item 7 "Liquidity and Capital Resources–Borrowings" for further discussion of the LIBOR phase out.

Contractual Obligations
Our principal commitments consisted of obligations under our outstanding term loan and operating leases for office facilities. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2019.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan(1)	$393,000	$4,000	$8,000	$8,000	$373,000
Interest payments on term loan(2)	100,382	19,575	38,550	37,750	4,507
Revolving loan facility fees(3)	1,310	375	750	185	—
Operating leases(4)	15,398	4,491	8,596	2,311	—
Total contractual obligations	$510,090	$28,441	$55,896	$48,246	$377,507
(1)The principal balance of the term loan is repaid on a quarterly basis at an amortization rate of 0.25% per quarter, with the balance due at maturity.
(2)Variable interest payments on our term loan are calculated based on the interest rate as of December 31, 2019 and the scheduled maturity of the underlying term loan.
(3)Amounts presented reflect a quarterly commitment fee rate of 0.375% per annum, and assume that the entire $100 million revolving loan facility is unused (the conditions that existed as of period end) for the duration of the agreement, which matures on March 29, 2023.
(4)Our operating leases are for office space. Certain of these leases contain provisions for rent escalations and/or lease concessions. Rental payments, as well as any step rent provisions specified in the lease agreements, are aggregated and charged evenly to expense over the lease term. However, amounts included herein do not reflect this accounting treatment, as they represent the future contractual lease cash obligations.
The payments that we may be required to make under the TRA to the TRA Parties may be significant and are not reflected in the contractual obligations table set forth above. Refer to Part I, Item 1A "Risk Factors–Risks Related to Our Organizational Structure" and to Note 13 to the Notes to Consolidated Financial Statements in Item 8 for additional detail.
Off-Balance Sheet Arrangements
See Note 14 to the Notes to Consolidated Financial Statements in Item 8 for discussion of our off-balance sheet credit exposure as it relates to our financial guarantee as of December 31, 2019.
Contingencies
From time to time, we may become a party to civil claims and lawsuits in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated, which requires management judgment. As of December 31, 2019 and 2018, we did not record any provision for liability. Should any of our estimates or assumptions change or prove to be incorrect, it could have a material adverse impact on our consolidated financial condition, results of operations or cash flows. See Note 14 to the Notes to Consolidated Financial Statements in Item 8 for discussion of certain legal proceedings and other contingent matters.
Recently Adopted or Issued Accounting Standards
See "Recently Adopted Accounting Standard" and "Accounting Standards Issued, But Not Yet Adopted" in Note 1 to the Notes to Consolidated Financial Statements in Item 8 for additional information.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements were prepared in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Such estimates and assumptions include, but are not limited to, those that relate to fair value measurements around our FCR liability and servicing assets and liabilities, the measurement of our financial guarantees, and income taxes. In developing estimates and assumptions, management uses all available information; however, actual results could materially differ because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes. On an ongoing basis, we evaluate our judgments and estimates that are based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances.
Our significant accounting policies are described in Note 1 to the Notes to Consolidated Financial Statements in Item 8. The following is a summary of our most critical accounting estimates, which represent those that involve a higher degree of uncertainty, judgment or complexity. Accordingly, these are the policies we believe to be most critical in fully understanding and evaluating our financial condition, results of operations and cash flows.
Finance charge reversals
Our Bank Partners offer certain loan products that have a feature whereby the account holder is provided a promotional period to repay the loan principal balance in full without incurring a finance charge. For these loan products, we bill interest each month throughout the promotional period and, under the terms of the contracts with our Bank Partners, are obligated to remit this billed interest to the Bank Partners if an account holder pays off the loan balance in full within the promotional period. This obligation is partially offset by the receipt of monthly incentive payments from Bank Partners during the promotional period, which vary from month to month. Therefore, the monthly process of billing interest on deferred loan products triggers a potential future FCR liability for us. The FCR component of our Bank Partner contracts qualifies as an embedded derivative accounted for under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging.
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
Servicing assets and liabilities
The Company assumes a right, obligation, or neither a right nor obligation to service consumer loans each time a loan is originated by a Bank Partner. Additionally, the Company services Charged-Off Receivables to which we transferred our rights to third parties and Bank Partners, but for which we do not charge a servicing fee. The Company identified Bank Partner loans as one class of servicing rights and Charged-Off Receivables as a separate class of servicing rights. In accordance with ASC 860, Transfers and Servicing, when we determine that the compensation we receive to service loans is more or less than adequate, we assess the fair value of a servicing asset or liability, respectively, using a discounted cash flow model.
We previously elected the fair value method to measure each class of servicing rights subsequent to initial recognition, as we believe that fair value is a more meaningful measure of our expected right or obligation with respect to these classes of servicing assets or liabilities, respectively. This election is irrevocable for these classes of servicing assets or liabilities. The fair value of our servicing assets associated with Bank Partner loans was $30.5 million as of December 31, 2019, which is recorded within other assets in the Consolidated Balance Sheets. The fair value of this class of servicing rights was immaterial as of December 31, 2018. The fair value of our servicing liabilities associated with Charged-Off Receivables was $3.8 million and $3.0 million as of December 31, 2019 and 2018, respectively, which is recorded within other liabilities in the Consolidated Balance Sheets. Changes in the fair value of our servicing assets are recorded within servicing and other revenue and changes in the fair value of our servicing liabilities are recorded within other gains (losses), net in the Consolidated Statements of Operations.
The determination of the fair values of our servicing assets and liabilities requires management judgment due to the number of assumptions that underlie the valuation, including: market cost of servicing, discount rate, weighted average remaining life and recovery period. See Note 3 to the Notes to Consolidated Financial Statements in Item 8 for a qualitative discussion of how changes in each of these assumptions are generally expected to affect our fair value measures. Our servicing assets and liabilities are classified within Level 3 of the fair value hierarchy, as the primary components of the fair values are obtained from unobservable inputs based on peer market data, reasonably adjusted for assumptions that would be used by market participants to service our Bank Partner loans and transferred Charged-Off Receivables portfolios, for which market data is not available.
During the year ended December 31, 2019, we renegotiated certain Bank Partner agreements pursuant to which we agreed to post additional escrow and increase the agreed-upon Bank Partner portfolio yield. In exchange for these considerations, we received an increase in our loan servicing fees from the Bank Partners. We determined that the increase in servicing fees resulted in an increase to the fair value of our servicing assets for these Bank Partners. We also anticipate that, all other factors remaining constant, these increased servicing fees will contribute to lower incentive payments received in future periods from the Bank Partners. Further, the fair value of our servicing assets is determined based on the Bank Partner loan portfolios at the date of measurement and does not take into account potential future loan sales between Bank Partners within our network or between GreenSky and our Bank Partners. When such transactions occur, they could materially impact the fair value measure of our servicing assets if the contractually specified fixed servicing fees vary between the seller and purchaser Bank Partners.
Financial Guarantees
Under the terms of the contracts with our Bank Partners, we provide limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses by holding cash in restricted, interest-bearing escrow accounts in an amount equal to a contractual percentage of the Bank Partners’ monthly originations and month-end outstanding portfolio balance, which represented a weighted average target rate of 2.1% of the total outstanding loan balance as of December 31, 2019. The Company’s maximum exposure to Bank Partner portfolio credit losses is limited to the contractual restricted cash balance, which was $150.4 million as of December 31, 2019.
We determined that our obligation to make limited payments to our Bank Partners if credit losses exceed an agreed-upon threshold represents a financial guarantee in accordance with ASC 460, Guarantees. Under ASC 460, the guarantor undertakes a noncontingent obligation to stand ready to perform over the term of the guarantee and a contingent obligation to make future payments if the triggering events or conditions under the guarantee arrangement occur. In our escrow arrangement, the contingent aspect of the financial guarantee represents the amount of payments to Bank Partners from the escrow accounts that we expect to be probable of occurring based on current Bank Partner portfolio composition and our expectation of credit losses. In estimating the obligation, we consider a variety of factors, including historical experience, management’s expectations of current customer delinquencies converting into Bank Partner portfolio credit losses and recent events and circumstances. Recorded financial guarantees are typically settled within one year of the initial measurement of the liabilities. We do not expect to directly recover any losses associated with this financial guarantee. As of December 31, 2019, the estimated undiscounted value of the financial guarantee was $16.7 million, which was primarily attributable to the portfolio for a Bank Partner that did not renew its origination commitment when it expired in the fourth quarter of 2019. Refer to Note 14 to the Notes to Consolidated Financial Statements in Item 8 for additional information.
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
Loan receivables held for sale. Changes in United States interest rates affect the interest earned on our cash and cash equivalents and could impact the market value of loan receivables held for sale. Since we typically sell loan receivables held for sale at par to our Bank Partners, which is indicative of our short-term holding period, we do not expect interest rate risk related to loan receivables held for sale to be a material risk to us. A hypothetical 100 basis points increase in interest rates may have resulted in a decrease of $0.5 million in the carrying value of our loan receivables as of December 31, 2019. As the carrying value of our loan receivables held for sale was $2.9 million as of December 31, 2018, a hypothetical increase in interest rates would not have had a material impact on this balance. Alternatively, a 100 basis points decrease in interest rates would not have impacted the reported value of our loan receivables held for sale, as they are carried at the lower of cost or fair value.
Term loan. Interest rate fluctuations expose our variable-rate term loan, which consisted of our $400.0 million term loan under our Amended Credit Agreement to changes in interest expense and cash flows. In June 2019, we entered into a four-year interest rate swap agreement that effectively converted interest payments on $350.0 million of our variable-rate term loan to a fixed-rate basis, thus mitigating the impact of interest rate changes on future interest expense. The term loan has a maturity date of March 29, 2025. Based on an outstanding principal balance of $393.0 million as of December 31, 2019, and accounting for our scheduled quarterly principal balance repayments, a hypothetical 100 basis point increase in the one-month LIBOR rate would result in an increase in annualized interest expense, net of the effects of our interest rate swap, of $0.4 million.
LIBOR is used as the reference rate for our interest rate swap agreement that we use to hedge interest rate exposure under our $400.0 million term loan. Our interest rate swap agreement is set to mature after the expected phase out of LIBOR in 2021. See Item 7 "–Liquidity and Capital Resources–Borrowings" for further discussion regarding the LIBOR transition and its perceived impact on the Company.

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
Loans originated by Bank Partners. Our Bank Partners own and bear substantially all of the credit risk on their wholly-owned loan portfolios. We regularly assess and monitor the credit risk exposure of our Bank Partners. This commences with the credit application process on our platform, during which a credit decision is rendered to a customer immediately based on preset underwriting standards provided by our Bank Partners. In rendering this decision, we generally obtain certain information provided by the applicant and a credit report from one of the major credit bureaus. Further, on behalf of our Bank Partners as part of our obligation as the loan servicer, we try to mitigate portfolio credit losses through our collection efforts on past due amounts. For loans wholly owned by our Bank Partners, our credit risk exposure impacts the amount of incentive payments and, therefore, the amount of fair value change in FCR liability, as well as any potential financial guarantee payments. Restricted cash was set aside in escrow with our Bank Partners at a weighted average target rate of 2.1% of the total outstanding loan balance as of December 31, 2019.
Based on our incentive payments during the years ended December 31, 2019 and 2018, and holding all other inputs constant (namely, the size of our loan servicing portfolio and settlement activity), a hypothetical 100 basis point increase in loan servicing portfolio credit losses would result in increases of $72.2 million and $55.0 million, respectively, in the fair value of our FCR liability. Further, such an increase in credit losses would cause us to incur additional financial guarantee expense of $7.3 million and $5.5 million during the years ended December 31, 2019 and 2018, respectively.
Loan receivables held for sale. We bear all of the credit risk associated with the receivables that we hold for sale. This portfolio was highly diversified across 9,272 and 1,193 consumer loan receivables as of December 31, 2019 and 2018, respectively, without significant individual exposures. Based on our $51.9 million and $2.9 million loan receivables held for sale balance as of December 31, 2019 and 2018, respectively, a hypothetical 100 basis point increase in portfolio credit losses would result in lower annualized earnings of $0.5 million and $0.0 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GreenSky, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of GreenSky, Inc. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing after Item 16 and the signatures page (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Finance Charge Reversal Liability

As described in Note 3 to the consolidated financial statements, the Company has recorded a finance charge reversal liability of $206 million as of December 31, 2019. The Company's Bank Partners offer certain loan products that have a feature whereby the account holder is provided a promotional period to repay the loan principal balance in full without incurring a finance charge. For these loan products, the Company bills interest each month throughout the promotional period and, under the terms of the contracts with Bank Partners, is obligated to pay this billed interest to the Bank Partners if an account holder pays off the loan balance in full within the promotional period. The finance charge reversal liability is carried at fair value on a recurring basis in the Consolidated Balance Sheets and is estimated based on historical experience and management's expectation of future finance charge reversals. The discount rate and estimated reversal rates for billed interest on deferred loan products are the significant unobservable inputs used to value the finance charge reversal liability. The finance charge reversal liability is classified within Level 3 of the fair value hierarchy, as the primary component of the fair value is obtained from unobservable inputs based on the Company's data, reasonably adjusted for assumptions that would be used by market participants.

The principal considerations for our determination that performing procedures relating to the fair value of the finance charge reversal liability is a critical audit matter are that there was significant judgment applied by management when developing the estimated reversal rates for billed interest on deferred loan products, which is used to estimate the finance charge reversal liability. This in turn led to a high degree of auditor judgment and effort in performing procedures to evaluate the reversal rates used to estimate the finance charge reversal liability and the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's process for determining the estimate of future finance charge reversals, including controls over determining the estimated reversal rates. These procedures also included, among others, evaluating and testing management's process for determining the fair value of the finance charge reversal liability by (i) evaluating the appropriateness of management's method for estimating future finance charge reversals; (ii) testing the completeness, accuracy and relevance of historical reversal rates for billed interest on deferred loan products data used by management; (iii) evaluating the reasonableness of the estimated reversal rates used; and (iv) for a sample of loans, confirming that each loan was either paid off or not paid off in the promotional period consistent with the company's analysis. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company's estimated reversal rates.

Fair Value of Servicing Assets

As described in Notes 1 and 3 to the consolidated financial statements, the Company has recorded a servicing asset of $30.5 million as of December 31, 2019. The Company assumes a right, obligation, or neither a right nor obligation to service consumer loans each time a loan is originated by a Bank Partner. When the Company determines that the compensation it receives to service loans is more or less than adequate, the Company assesses the fair value of a servicing asset or liability, respectively, using a discounted cash flow model and subsequently measures the servicing asset or liability at fair value. The cost of servicing, discount rate, and weighted average remaining life are the significant unobservable inputs used to value the servicing assets. Servicing assets are classified within Level 3 of the fair value hierarchy, as the primary components of the fair values are obtained from unobservable inputs based on peer market data, reasonably adjusted for assumptions that would be used by market participants to service the Company's Bank Partner loans for which market data is not available.

The principal considerations for our determination that performing procedures relating to the fair value of servicing assets is a critical audit matter are that there was significant judgment by management in determining the fair value of the servicing assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating the audit evidence obtained related to the cost of servicing, discount rate, and weighted average remaining life inputs used to estimate the fair value of the servicing asset. Professionals with specialized skill and knowledge were used to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's process for determining the fair value of the servicing assets, including controls over the Company's model, inputs, and data. These procedures also included, among others, testing the completeness, accuracy and relevance of historical data used by management and the involvement of professionals with specialized skill and knowledge to assist in testing management's process by evaluating the appropriateness of management's valuation model and the reasonableness of the significant inputs, including the cost of servicing, discount rate, and weighted average remaining life.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 2, 2020

We have served as the Company's auditor since 2014.

GreenSky, Inc.
CONSOLIDATED BALANCE SHEETS
(United States Dollars in thousands, except share data)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$195,760	$303,390
Restricted cash	250,081	155,109
Loan receivables held for sale, net	51,926	2,876
Accounts receivable, net	19,493	15,400
Related party receivables	156	142
Property, equipment and software, net	18,309	10,232
Operating lease right-of-use assets	11,268	—
Deferred tax assets, net	364,841	306,979
Other assets	39,214	8,777
Total assets	$951,048	$802,905

Liabilities and Equity (Deficit)
Liabilities
Accounts payable	$11,912	$5,357
Accrued compensation and benefits	10,734	8,484
Other accrued expenses	3,244	1,015
Finance charge reversal liability	206,035	138,589
Term loan	384,497	386,822
Tax receivable agreement liability	311,670	260,901
Related party liabilities	—	825
Operating lease liabilities	13,884	—
Financial guarantee liability	16,698	626
Other liabilities	47,317	35,051
Total liabilities	1,005,991	837,670

Commitments, Contingencies and Guarantees (Note 14)

Equity (Deficit)
Class A common stock, par value $0.01 and 80,089,739 shares issued and 66,424,838 shares outstanding at December 31, 2019 and 59,197,863 shares issued and 54,504,902 shares outstanding at December 31, 2018	$800	$591
Class B common stock, par value $0.001 and 113,517,198 and 128,549,555 shares issued and outstanding at December 31, 2019 and 2018, respectively	114	129
Additional paid-in capital	115,782	44,524
Retained earnings	56,109	24,218
Treasury stock	(146,234)	(43,878)
Accumulated other comprehensive income (loss)	(756)	—
Noncontrolling interest	(80,758)	(60,349)
Total equity (deficit)	(54,943)	(34,765)
Total liabilities and equity (deficit)	$951,048	$802,905

The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(United States Dollars in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue
Transaction fees	$405,905	$348,904	$278,958
Servicing and other	123,741	65,769	46,929
Total revenue	529,646	414,673	325,887
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	248,580	160,439	89,708
Compensation and benefits	84,052	62,360	54,650
Sales and marketing	4,089	3,781	2,198
Property, office and technology	17,099	13,199	10,062
Depreciation and amortization	7,304	4,478	3,983
General and administrative	24,458	13,807	12,095
Financial guarantee	20,699	1,607	2,781
Related party	2,412	2,212	4,811
Total costs and expenses	408,693	261,883	180,288
Operating profit	120,953	152,790	145,599
Other income (expense), net
Interest and dividend income	6,057	6,111	5,180
Interest expense	(23,860)	(23,584)	(7,536)
Other gains (losses), net	(14,302)	(1,803)	(4,575)
Total other income (expense), net	(32,105)	(19,276)	(6,931)
Income before income tax expense (benefit)	88,848	133,514	138,668
Income tax expense (benefit)	(7,125)	5,534	—
Net income	$95,973	$127,980	$138,668
Less: Net income attributable to noncontrolling interests	63,993	103,724	N/A
Net income attributable to GreenSky, Inc.	$31,980	$24,256	N/A

Earnings per share of Class A common stock(1):
Basic	$0.52	$0.43	N/A
Diluted	$0.49	$0.41	N/A

(1)For the year ended December 31, 2018, basic and diluted earnings per share of Class A common stock are applicable only for the period from May 24, 2018 through December 31, 2018, which is the period following the initial public offering ("IPO") and related Reorganization Transactions (as defined in Note 1 to the Notes to Consolidated Financial Statements). See Note 2, Earnings per Share, to the Notes to Consolidated Financial Statements for the number of shares used in the computation of earnings per share of Class A common stock and the basis for the computation of earnings per share.

The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(United States Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$95,973	$127,980	$138,668
Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on interest rate swap arising during the period	(2,043)	—	—
Reclassification of interest rate swap settlements into interest expense (income) during the period	(479)	—	—
Other comprehensive income (loss), net of tax	(2,522)	—	—
Comprehensive income	$93,451	$127,980	$138,668
Less: Comprehensive income attributable to noncontrolling interests	62,227	103,724	N/A
Comprehensive income attributable to GreenSky, Inc.	$31,224	$24,256	N/A

The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(United States Dollars in thousands, except share data)

	GreenSky Holdings, LLC (Prior to Reorganization Transactions)				GreenSky, Inc. Stockholders Equity
	Additional Paid-in Capital	Retained Earnings	Total Permanent Equity (Deficit)	Temporary Equity	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- controlling Interest	Total

Balance at January 1, 2017	$(283,529)	$160,019	$(123,510)	$335,720	—	—	$—	$—	$—	$—	$—	$—	$212,210
Net income	—	138,668	138,668	—	—	—	—	—	—	—	—	—	138,668
Issuances	—	—	—	194,387	—	—	—	—	—	—	—	—	194,387
Redemptions	(447)	—	(447)	—	—	—	—	—	—	—	—	—	(447)
Distributions	(275,197)	(200,168)	(475,365)	(99,759)	—	—	—	—	—	—	—	—	(575,124)
Unit option exercises	15	—	15	—									15
Share-based compensation	3,951	—	3,951	—	—	—	—	—	—	—	—	—	3,951
Equity-based payments to non-employees	301	—	301	—	—	—	—	—	—	—	—	—	301
Balance at December 31, 2017	$(554,906)	$98,519	$(456,387)	$430,348	—	—	$—	$—	$—	$—	$—	$—	$(26,039)
Activity prior to and including Reorganization Transactions
Net income	—	38,213	38,213	—	—	—	—	—	—	—	—	—	38,213
Issuances	339	—	339	—	—	—	—	—	—	—	—	—	339
Redemptions	(496)		(496)	—	—	—	—	—	—	—	—	—	(496)
Distributions	(37,980)	(57,003)	(94,983)	(16,358)	—	—	—	—	—	—	—	—	(111,341)
Share-based compensation	2,132	—	2,132	—	—	—	—	—	—	—	—	—	2,132
Equity-based payments to non-employees	6	—	6	—	—	—	—	—	—	—	—	—	6
Effect of Reorganization Transactions	590,905	(79,729)	511,176	(413,990)	15,816,268	—	158	—	(97,344)	—	—	—	—
Activity in connection with IPO
Issuances of Class A common stock, net of costs	—	—	—	—	43,700,000	—	437	—	950,553	—	—	—	950,990
Issuances of Class A common stock effective on date of IPO	—	—	—	—	434,783	—	4	—	(4)	—	—	—	—
Issuances of Class B common stock	—	—	—	—	—	128,983,353	—	129	—	—	—	—	129
Purchases of GreenSky Holdings, LLC units	—	—	—	—	—	—	—	—	(901,833)	—	—	—	(901,833)
Class A common stock repurchases	—	—	—	—	(2,426,198)	—	(24)	—	(52,988)	—	—	—	(53,012)
Class A common stock option exercises	—	—	—	—	125,398	—	1	—	(1)	—	—	—	—
Initial effect of the Reorganization Transactions and IPO on noncontrolling interest	—	—	—	—	—	—	—	—	69,299	—	—	(69,299)	—
Deferred tax adjustments	—	—	—	—	—	—	—	—	47,129	—	—	—	47,129
Activity subsequent to Reorganization Transactions and IPO
Net income	—	—	—	—	—	—	—	—	—	24,256	—	65,511	89,767
Issuance of unvested Class A common stock awards	—	—	—	—	234,829	—	2	—	(2)	—	—	—	—
Class A common stock option exercises	—	—	—	—	1,035,724	—	10	—	(4,820)	—	—	—	(4,810)
Class B common stock exchanges	—	—	—	—	277,059	(277,059)	3	—	(3)	—	—	—	—
Forfeited share-based compensation awards	—	—	—	—	(11,750)	(156,739)	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	(4,681,211)	—	—	—	—	—	(43,878)	—	(43,878)
Distributions	—	—	—	—	—	—	—	—	—	(38)	—	(27,036)	(27,074)
Share-based compensation	—	—	—	—	—	—	—	—	3,906	—	—	—	3,906
Equity-based payments to non-employees	—	—	—	—	—	—	—	—	10	—	—	—	10
Deferred tax adjustments	—	—	—	—	—	—	—	—	1,097	—	—	—	1,097
Impact on noncontrolling interest of change in ownership during period	—	—	—	—	—	—	—	—	29,525	—	—	(29,525)	—
Balance at December 31, 2018	$—	$—	$—	$—	54,504,902	128,549,555	$591	$129	$44,524	$24,218	$(43,878)	$(60,349)	$(34,765)
The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Continued)
(United States Dollars in thousands, except share data)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total

Balance at December 31, 2018	54,504,902	128,549,555	$591	$129	$44,524	$24,218	$(43,878)	$—	$(60,349)	$(34,765)
Net income	—	—	—	—	—	31,980	—	—	63,993	95,973
Cumulative effect of accounting change(1)	—	—	—	—	—	(87)	—	—	(203)	(290)
Issuance of unvested Class A common stock awards	2,887,905	—	29	—	(29)	—	—	—	—	—
Class A common stock option exercises	2,273,592	—	23	—	(12,067)	—	—	—	—	(12,044)
Class B common stock exchanges	15,730,379	(15,910,785)	157	(16)	(2,339)	—	—	—	—	(2,198)
Class B warrant exercises	—	1,180,163	—	1	(1)	—	—	—	—	—
Forfeited share-based compensation awards	(210,845)	(301,735)	—	—	—	—	—	—	—	—
Class A common stock repurchases	(8,744,477)	—	—	—	—	—	(102,241)	—	—	(102,241)
Shares withheld related to net share settlement and other	(16,618)	—	—	—	—	—	(115)	—	—	(115)
Distributions	—	—	—	—	—	(2)	—	—	(18,666)	(18,668)
Share-based compensation	—	—	—	—	13,754	—	—	—	—	13,754
Equity-based payments to non-employees	—	—	—	—	15	—	—	—	—	15
Tax adjustments	—	—	—	—	8,158	—	—	—	—	8,158
Impact on noncontrolling interest of change in ownership during period	—	—	—	—	63,767	—	—	—	(63,767)	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(756)	(1,766)	(2,522)
Balance at December 31, 2019	66,424,838	113,517,198	$800	$114	$115,782	$56,109	$(146,234)	$(756)	$(80,758)	$(54,943)

(1)Represents the cumulative effect resulting from our adoption of the Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases. See Note 1 to the Notes to Consolidated Financial Statements for additional information on our lease guidance implementation.

The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$95,973	$127,980	$138,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,304	4,478	3,983
Share-based compensation expense	13,754	6,038	3,951
Equity-based payments to non-employees	15	16	301
Fair value change in servicing assets and liabilities	(29,679)	945	2,071
Operating lease liability payments	(394)	(392)	(308)
Financial guarantee losses (gains)	16,072	(94)	47
Amortization of debt related costs	1,675	1,684	687
Original issuance discount on term loan payment	(42)	(31)	(9)
Loss on extinguishment of debt	—	—	254
Impairment losses	—	19	78
Deferred tax expense (benefit)	(7,125)	5,525	—
Loss on remeasurement of tax receivable agreement liability	9,790	—	—
Changes in assets and liabilities:
(Increase) decrease in loan receivables held for sale	(49,050)	70,730	(32,338)
(Increase) decrease in accounts receivable	(4,049)	2,958	(1,595)
(Increase) decrease in related party receivables	(14)	76	1,217
(Increase) decrease in other assets	(434)	1,574	(823)
Increase (decrease) in accounts payable	6,860	(1,488)	3,222
Increase (decrease) in finance charge reversal liability	67,446	44,441	26,084
Increase (decrease) in related party liabilities	—	(722)	494
Increase (decrease) in other liabilities	25,225	(7,311)	14,410
Net cash provided by operating activities	153,327	256,426	160,394
Cash flows from investing activities
Purchases of property, equipment and software	(15,381)	(6,581)	(4,135)
Net cash used in investing activities	(15,381)	(6,581)	(4,135)
Cash flows from financing activities
Proceeds from term loan	—	399,000	346,500
Repayments of term loan	(3,958)	(352,094)	(866)
Payment of debt issuance costs	—	—	(8,302)
Class A common stock repurchases	(104,272)	(41,847)	—
Member distributions	(23,468)	(141,518)	(561,935)
Proceeds from option exercises after Reorganization Transactions	307	59	—
Payment of option exercise taxes after Reorganization Transactions	(12,351)	(4,869)	—
Payment of taxes on Class B common stock exchanges	(2,198)	—	—
Payments under tax receivable agreement	(4,664)	—	—
Proceeds from IPO, net of underwriters discount and commissions	—	954,845	—
Purchases of GreenSky Holdings, LLC units	—	(901,833)	—
Purchases of Class A common stock	—	(53,012)	—
Issuances of Class B common stock	—	129	—
Redemptions of GreenSky Holdings, LLC units prior to Reorganization Transactions	—	(496)	(447)
Payment of IPO related expenses	—	(3,855)	—
Member contributions	—	—	200,000
Equity option and warrant exercises prior to Reorganization Transactions	—	339	15
Payment of equity transaction expenses prior to Reorganization Transactions	—	(32)	(5,500)
Net cash provided by (used in) financing activities	(150,604)	(145,184)	(30,535)
Net increase (decrease) in cash and cash equivalents and restricted cash	(12,658)	104,661	125,724
Cash and cash equivalents and restricted cash at beginning of period	458,499	353,838	228,114
Cash and cash equivalents and restricted cash at end of period	$445,841	$458,499	$353,838
The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(United States Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental cash flow information
Interest paid	$22,429	$21,892	$6,475
Income taxes paid	11	—	254
Supplemental non-cash investing and financing activities
Equity transaction costs accrued but not paid	$—	$82	$114
Leasehold improvements acquired but not paid	—	300	756
Distributions accrued but not paid	5,978	10,086	13,189
Treasury stock traded but not settled	—	2,031	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(United States Dollars in thousands, except per share data, unless otherwise stated)
Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards
Organization
Unless the context requires otherwise, "we," "us," "our," "GreenSky" and "the Company" refer to GreenSky, Inc. and its subsidiaries. "Bank Partners" are defined as federally insured banks that originate loans under the consumer financing and payments program that we administer for use by merchants on behalf of such banks in connection with which we provide point-of-sale financing and payments technology and related marketing, servicing, collection and other services (the "GreenSky program" or "program").
We are a leading technology company Powering Commerce at the Point of Sale®. Our platform is powered by a proprietary technology infrastructure that facilitates merchant sales, while reducing the friction and improving the economics associated with a consumer making a purchase and a lender or financial institution extending financing for that purchase. It supports the full transaction lifecycle, including credit application, underwriting, real-time allocation to our Bank Partners, document distribution, funding, settlement and servicing. Merchants using our platform, which presently range from small, owner-operated home improvement contractors and healthcare providers to large national home improvement brands and retailers and healthcare service organizations, rely on us to facilitate low or deferred interest promotional point-of-sale financing and payments solutions that enable higher sales volume. Consumers on our platform, who to date primarily have super-prime or prime credit scores, find financing with promotional terms to be an attractive alternative to other forms of payment. Our Bank Partners' access to our proprietary technology solution and merchant network enables them to build a diversified portfolio of high quality consumer loans with attractive risk-adjusted yields with minimal upfront investment.
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
Immediately prior to our IPO, (i) the operating agreement of GS Holdings (the "GS Holdings Agreement") was amended and restated to, among other things, modify its capital structure by replacing the different classes of membership interests and profits interests with Holdco Units; (ii) we issued to each of the Continuing LLC Members (as defined below) a number of shares of GreenSky, Inc. Class B common stock equal to the number of Holdco Units held by it (other than the Holdco Units that were exchanged in connection with the IPO), for consideration in the amount of $0.001 per share of Class B common stock; (iii) certain Holdco Units were contributed to GreenSky, Inc. in exchange for shares of our Class A common stock; (iv) equity holders of the Former Corporate Investors (as defined below) contributed their equity in the Former Corporate Investors to GreenSky, Inc. in exchange for shares of our Class A common stock and the right to certain payments under the Tax Receivable Agreement ("TRA"), and Former Corporate Investors merged with and into subsidiaries of GreenSky, Inc.; (v) outstanding options to acquire Class A units of GS Holdings were equitably adjusted so that they are exercisable for shares of Class A common stock; and (vi) outstanding warrants to acquire Class A units of GS Holdings were equitably adjusted pursuant to their terms so that they are exercisable for Holdco Units (and an equal number of shares of Class B common stock). We refer to these transactions collectively as the "Reorganization Transactions."
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

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Consolidated Financial Statements representing the GS Holdings interests held by the Continuing LLC Members. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income (loss) to the Company and the noncontrolling interest. As of December 31, 2019 and 2018, the Company had an economic interest in GS Holdings of 36.9% and 30.0%, respectively. During the year ended December 31, 2019 and 2018, the Company had a weighted average ownership interest in GS Holdings of 34.6% and 31.2%, respectively.
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
As of and for the year ended December 31, 2019, we created distinct financial statement line items in our Consolidated Financial Statements associated with the contingent component of our financial guarantee as follows: (i) Financial guarantee liability in the Consolidated Balance Sheets (previously presented within other liabilities); (ii) Financial guarantee expense in the Consolidated Statements of Operations (previously presented within general and administrative expense); and (iii) Financial guarantee losses (gains) as an adjustment to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows (previously presented within the increase (decrease) in other liabilities). The classification of the financial guarantee liability of $626 as of December 31, 2018, the classification of the financial guarantee expense for the years ended December 31, 2018 and 2017 of $1,607 and $2,781, respectively, and the classification of the financial guarantee losses (gains) for the years ended December 31, 2018 and 2017 of $(94) and $47, respectively, were changed to conform to the current year presentation.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Use of Estimates
The preparation of our financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates and assumptions include, but are not limited to, those that relate to fair value measurements, financial guarantees, share-based compensation and income taxes. In developing estimates and assumptions, management uses all available information; however, actual results could materially differ from those estimates and assumptions.
Cash and Cash Equivalents
Cash includes non-interest and interest-bearing demand deposit accounts with various financial institutions. Cash equivalents include money market mutual fund accounts, which are invested in government securities. We consider all highly liquid investments that mature three months or less from the date of purchase to be cash equivalents. The carrying amounts of our cash equivalents approximate their fair values due to their short maturities and highly liquid nature. Refer to Note 3 for additional information.
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
Restricted Cash
Restricted cash primarily consists of interest-bearing escrow accounts that are required under the terms of the contracts with our Bank Partners. Restricted cash is typically comprised of three components: (i) amounts we have escrowed with Bank Partners as limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses; (ii) additional amounts we maintain for certain Bank Partners based on a contractual percentage of the total interest billed on outstanding deferred interest loans that are within the promotional period less previous finance charge reversal ("FCR") settlements on such outstanding loans; and (iii) certain custodial in-transit loan funding and consumer borrower payments that we are restricted from using for our operations. These custodial balances are not considered in our evaluation of restricted cash usage. As it relates to our restricted cash escrowed with Bank Partners, we record a liability for the amount of restricted cash we expect to be payable to our Bank Partners, which is accounted for as a financial guarantee. Refer to Note 14 for additional information.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total included within the Consolidated Statements of Cash Flows as of the dates indicated.

	December 31,
	2019	2018	2017
Cash and cash equivalents	$195,760	$303,390	$224,614
Restricted cash	250,081	155,109	129,224
Cash and cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$445,841	$458,499	$353,838
Loan Receivables Held for Sale
Loan receivables held for sale represent a 100% participating interest in the loan products that our Bank Partners originate and the Company subsequently purchases the receivable with the intent to sell to a third party at carrying value. Loan receivables held for sale are recorded at fair value at the time a loan receivable is purchased and are subsequently measured at the lower of cost or fair value on an aggregate homogeneous portfolio basis, which is further discussed in “Fair Value of Assets and Liabilities” below. We earn interest income on such loan

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

receivables. Interest, calculated as a percentage of average outstanding principal balance in accordance with the contractual provisions of the loan arrangements, is accrued on a daily basis and collected from the account holder on a monthly basis. Accrued interest receivable and origination costs are deferred in the basis of the loan receivables. When the loan receivables are sold, any previously unrecognized deferred costs are recognized as part of realized gains and losses on sale. Gains and losses from the sale of loan receivables held for sale are included within other income (expense), net in the Consolidated Statements of Operations. We typically retain an economic interest in the sold loan receivables in the form of servicing rights and obligations.
The entire balance of a loan receivable held for sale is considered contractually delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement. Loan receivables held for sale and accrued interest are marked down to zero and written off when the principal or interest is delinquent for greater than 90 days, with the related expenses recorded as reductions of other gains (losses) and interest income, respectively, which are included within other income (expense), net in the Consolidated Statements of Operations. Valuation adjustments are also taken if loans delinquent less than 90 days are expected to charge off in the future and are recorded to other gains (losses) in the Consolidated Statements of Operations. Recoveries of principal and interest and fees on previously written off loan receivables held for sale are recognized on a collected basis as other gains (losses) and interest income, respectively.
At times, we transfer our rights to previously charged-off loan receivables ("Charged-Off Receivables") and receive commensurate proceeds based on the expected recovery rate of such loan receivables. We have no continuing involvement with these Charged-Off Receivables other than performing reasonable servicing and collection efforts on behalf of the third parties and Bank Partners that paid for the rights to the Charged-Off Receivables. The proceeds from the transfers of Charged-Off Receivables attributable to loan receivables held for sale are recognized on a collected basis as other gains (losses) in the Consolidated Statements of Operations. Refer to "Servicing Assets and Liabilities" and "Fair Value of Assets and Liabilities" below for additional information on our Charged-Off Receivables transactions.
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

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Upon a sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the Consolidated Balance Sheets and any related gain or loss is included within general and administrative expense in the Consolidated Statements of Operations.
We evaluate the carrying amounts of property, equipment and software for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment losses are included within general and administrative expense in the Consolidated Statements of Operations.
Servicing Assets and Liabilities
The Company assumes a right, obligation, or neither a right nor obligation to service consumer loans each time a loan is originated by a Bank Partner. Additionally, the Company services Charged-Off Receivables for which we do not charge a servicing fee. The Company identified Bank Partner loans as one class of servicing rights and Charged-Off Receivables as a separate class of servicing rights. In accordance with Accounting Standards Codification ("ASC") 860, Transfers and Servicing, when we determine that the compensation we receive to service loans is more or less than adequate, we assess the fair value of a servicing asset or liability, respectively, using a discounted cash flow model.
We elected the fair value method to measure each class of servicing rights subsequent to initial recognition, as we believe that fair value is a more meaningful measure of our expected right or obligation with respect to these classes of servicing assets or liabilities, respectively. This election is irrevocable for these classes of servicing assets or liabilities. As of December 31, 2019, the servicing asset associated with Bank Partner loans is recorded within other assets in the Consolidated Balance Sheets. The fair value of this class of servicing rights was immaterial as of December 31, 2018. As of December 31, 2019 and 2018, the servicing liability associated with Charged-Off Receivables is recorded within other liabilities in the Consolidated Balance Sheets.
Refer to "Fair Value of Assets and Liabilities" below and Note 3 for additional information on the measurement of these assets and liabilities.
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

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Derivatives designated and qualifying as a hedge of the exposure to variability in cash flows of a recognized asset or liability that is attributable to a particular risk are considered cash flow hedges. The primary purpose of cash flow hedge accounting is to link the income statement recognition of a hedging instrument and a hedged item whose changes in cash flows are expected to offset each other. The change in the fair value of the derivative instrument designated as a cash flow hedge is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings in the same period when the hedged item affects earnings. The reclassification into earnings is reported in the same income statement line item in which the hedged item is reported.
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
Transaction revenue
Transaction fees
We earn a specified transaction fee in connection with purchases made by borrowers that are financed by our Bank Partners. The transaction fee is a one-time fee payable by the merchant that includes a merchant fee component and an interchange fee component. In our merchant arrangements, our single performance obligation is to facilitate financing to the merchant’s qualified customers who comply with our Bank Partners’ mandatory underwriting criteria and credit policies. As it relates to our merchant arrangements, we act in the capacity of an agent, as our platform facilitates the arrangement between the merchant and customer (for contracted services) and the arrangement between the Bank Partner and customer (for loan financing) and we do not control either the merchant services or the financing prior to them being transferred to the customer.
The merchant fee is calculated by multiplying a set fee percentage (as outlined in a schedule provided to the merchants) by the dollar amount of a loan at the point of origination. As merchant fees are billed to, and collected directly from, the merchant at least monthly, the transaction volume is known and there is no unresolved variable consideration as of the end of a reporting period. We recognize revenue at the point of sale by applying the expected value method, wherein we assign 100% probability to the transaction price as calculated using actual transaction

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

volume. While merchant fee reversals are contractually possible, and would constrain our estimate of variable consideration, they have been historically immaterial. Therefore, we have not recognized a refund liability for these reversals. Our expected value is further adjusted during the month for rebates or price concessions (collectively, "price concessions"), as discussed below.
Gross contractual merchant fees may be reduced by volume-based or non-volume-based price concessions to certain merchants and channel partners (which we refer to as "Sponsors"), which are offered to generate transaction volume on the GreenSky platform. As an agent, we recognize merchant fees net of consideration paid to merchants or Sponsors in the form of price concessions, which represents our expected consideration. The price concessions give rise to additional variable consideration at contract inception, which we estimate at the individual merchant level using the expected value method. For merchants and Sponsors receiving monthly or quarterly price concessions, which constitutes the vast majority of our arrangements, it is not probable that a significant reversal in the cumulative amount of revenue recognized would occur, as the uncertainty is resolved by the end of a reporting period. Therefore, the transaction price is not significantly constrained and we assign 100% probability to the transaction price as calculated using actual transaction volume net of actual merchant and Sponsor price concessions. In the limited instances in which we issue annual price concessions, which are based on an annual volume target, we determine the expected value based on quarterly progress and expected future progress (using historical experience) toward achieving the annual volume target. Volume-based price concessions to merchants and Sponsors that were netted against the gross transaction price were $14,805, $9,965, and $6,930 for the years ended December 31, 2019, 2018 and 2017, respectively.
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
We satisfy our performance obligation to facilitate financing to our merchants’ qualified customers continuously throughout our contractual terms with our Bank Partners. Our merchants receive and consume the benefits of such performance simultaneously as we perform, which is reflected through the consummation of a purchase by the end customer who obtained financing through the GreenSky platform. Therefore, this performance obligation is satisfied over time and no significant financing component is present, as payment occurs within twelve months of the transfer of control of the related service. Our performance obligation is completely satisfied once a customer’s application has been approved, a credit decision has been reached and a loan has been funded and processed, indicating that a sale has been completed by a merchant on our platform. We measure our progress toward complete satisfaction of this performance obligation using the output method and applying the "right-to-invoice" practical expedient, with transaction volume representing the direct measure that faithfully depicts a completed sale by a merchant on our platform. The value of our service transferred to the merchants is represented by the merchant fee rate, as agreed upon at contract inception, and the interchange fee rate, as stipulated by the credit card payment network. Therefore, we recognize revenue on at least a monthly basis for merchant fees and on a daily basis for interchange fees.
We apply the practical expedient related to incremental costs of obtaining a contract. Although certain of our commission costs qualify for capitalization under ASC 340-40, Contracts with customers, their amortization period is less than one year. Therefore, utilizing the practical expedient, we expense these costs as incurred.
Servicing and other
Servicing fees
Servicing fees are contractual fees specified in our servicing agreements with our Bank Partners that are earned from providing professional services to manage loan portfolios on behalf of our Bank Partners, which represents the single performance obligation in this contractual arrangement. The servicing fee is calculated on a monthly basis by multiplying a set fee percentage (as outlined in the contracts with our Bank Partners) by the

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

average outstanding Bank Partner loan portfolio balance. As the average outstanding loan portfolio balance is not known at contract inception, this arrangement contains variable consideration. However, as servicing fees are settled monthly with our Bank Partners, the average outstanding loan portfolio balance is known at each month end. Therefore, the variable consideration within a reporting period is not significantly constrained. Using the expected value method, we assign 100% probability to the transaction price as calculated using the actual average outstanding loan portfolio balance.
We satisfy our performance obligation to service the Bank Partners’ loans on a recurring, monthly basis for as long as a loan balance is outstanding. The benefits of our servicing are simultaneously received and consumed by the Bank Partners. Therefore, this performance obligation is satisfied over time and no significant financing component is present, as payment occurs within twelve months of the transfer of control of the related service. We measure our progress toward complete satisfaction of this performance obligation using the output method and applying the "right-to-invoice" practical expedient, with loans outstanding representing the direct measure that faithfully depicts the loans for which control of servicing has transferred to the Bank Partners. The value of our service transferred to the Bank Partners is represented by the servicing fee rate, as agreed upon at contract inception. Therefore, we recognize revenue on a monthly basis upon settling with the Bank Partner.
Disaggregated revenue
Revenue disaggregated by type of service was as follows for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Merchant fees	$361,755	$297,776	$234,548
Interchange fees	44,150	51,128	44,410
Transaction fees	405,905	348,904	278,958
Servicing fees(1)	123,697	65,597	46,575
Other(2)	44	172	354
Servicing and other	123,741	65,769	46,929
Total revenue	$529,646	$414,673	$325,887
(1)For the year ended December 31, 2019, includes a $30,459 change in fair value of our servicing asset primarily associated with increases to the contractually specified fixed servicing fees for certain Bank Partners. Refer to Note 3 for additional information.
(2)Other revenue includes miscellaneous revenue items that are individually immaterial. Other revenue is presented separately herein in order to clearly present merchant, interchange and servicing fees, which are more integral to our primary operations and better enable financial statement users to calculate metrics such as servicing and merchant fee yields.
No assets were recognized from the costs to obtain or fulfill a contract with a customer as of December 31, 2019 and 2018. We recognized bad debt expense arising from our contracts with customers of $950, $1,294 and $817 during the years ended December 31, 2019, 2018 and 2017, respectively, which is recorded within general and administrative expense in our Consolidated Statements of Operations.
Share-Based Compensation
The Company issues share-based awards to certain employees and non-employees, which are measured at fair value at the date of grant. The fair value determined at the date of grant is expensed, based on our estimate of awards that will eventually vest, on a straight-line basis over the vesting period. We estimate expected forfeitures based on historical forfeiture behavior. Share-based compensation expense is included within compensation and benefits expense in the Consolidated Statements of Operations. Refer to Note 12 for additional information.
Income Taxes
Income taxes are provided for in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Financial Statements, using the statutory tax rates in effect for the year in which the

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Refer to Note 13 for additional information.
Related Party Transactions
In the normal course of business, we enter into certain transactions with entities or individuals that are deemed to be affiliated companies or persons under the related party definition in ASC 850, Related Party Disclosures. Refer to Note 15 for additional information.
Recently Adopted Accounting Standards
Leases
In February 2016, the FASB issued ASU 2016-02, which required the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases with terms greater than 12 months on our Consolidated Balance Sheets. Presentation of leases within our Consolidated Statements of Operations and Consolidated Statements of Cash Flows was generally consistent with the prior lease accounting guidance codified in ASC 840, Leases. In July 2018, the FASB issued ASU 2018-11, which provided an additional (and optional) transition method to adopt ASU 2016-02 by applying its provisions at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, rather than applying the provisions at the beginning of the earliest period presented in the financial statements.
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
As a result of adopting this standard, we recorded a ROU asset of $11.3 million, a lease liability of $14.1 million and an immaterial cumulative-effect adjustment to equity as of January 1, 2019. Our adoption of this standard did not have any impact on our Consolidated Statements of Operations.
See Note 14 for additional lease disclosures.
Improvements to non-employee share-based payment accounting
In June 2018, the FASB issued ASU 2018-07 to simplify certain aspects of the accounting for non-employee share-based payment transactions. Under the new standard, all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards are within the scope of ASC 718. Consistent with the accounting requirement for employee share-based payment awards, non-employee share-based payment awards within the scope of ASC 718 are measured at grant date fair value of the equity instruments, and the requirement to reassess classification of non-employee share-based payment awards upon vesting is eliminated. Our adoption of this standard on January 1, 2019 did not have any impact on our Consolidated Financial Statements.
Accounting Standards Issued, But Not Yet Adopted
Measurement of credit losses on financial instruments
In June 2016, the FASB issued ASU 2016-13, which requires upfront recognition of lifetime expected credit losses on certain financial instruments (or groups of financial instruments) using a current expected credit loss

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

("CECL") model. The standard is intended to better align the recognition of credit losses on financial instruments with management’s expectations of the net amount of principal balance expected to be collected on such financial instruments. In May 2019, the FASB issued ASU 2019-05, which allowed for a one-time irrevocable fair value option election on the date of adoption for certain financial instruments that would otherwise be in the scope of CECL. We do not intend to elect the fair value option for any of our in-scope financial instruments. Under CECL, management must determine expected credit losses for certain financial instruments held at the reporting date based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts, the latter of which broadens current guidance. The standard also requires enhanced financial statement presentation and disclosures to help investors and other financial statement users to better understand the key assumptions and judgments used in estimating credit losses. The standard is effective for us on January 1, 2020.
Our primary financial instruments in the scope of CECL include trade receivables and off-balance sheet credit exposures under our financial guarantee arrangements with our Bank Partners. We continue to refine and validate our estimation models and methodology and to develop our related internal processes, policies and controls as we complete our implementation. Upon adoption, we will make a one-time cumulative-effect adjustment to retained earnings as of the effective date. We do not anticipate the impact of the new standard on our measurement of credit losses for trade receivables to be material to our Consolidated Financial Statements. However, we anticipate a material increase to our measurement of the contingent obligation under our financial guarantee arrangements, as the standard does not allow for the measurement to assume future program loan originations to consumers. Historically, our actual cash payments required under the financial guarantee arrangements have been immaterial for our ongoing Bank Partners and we anticipate this to continue to be the case. However, as the CECL model does not allow the inclusion of future loan originations by our Bank Partners, consistent with the modeling of loan losses for any consumer loan portfolio assumed to go into "run-off," we expect to recognize a financial guarantee liability for a significant portion of our $150.4 million escrow (established to provide additional Bank Partner loan loss protection on our $9.2 billion loan servicing portfolio) that is included in our restricted cash balance as of December 31, 2019. Subsequent to our implementation of the standard, additional financial guarantee liabilities will be recorded as new Bank Partner loans are facilitated, along with a corresponding non-cash charge to the Consolidated Statements of Operations. The actual impact of the standard upon adoption will largely depend on the outstanding loan attributes of our loan servicing portfolio and expectations of forecasted information, including certain macroeconomic conditions, at the effective date.
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
In addition, this standard requires alignment in presentation between: (i) the expense related to the capitalized implementation costs and the fees associated with the hosting element (service) of the arrangement on the statement of operations, (ii) the capitalized implementation costs and any prepayment for the fees of the associated hosting arrangement on the balance sheet, and (iii) the payments for capitalized implementation costs and the payments made for fees associated with the hosting element in the statement of cash flows. The standard is effective for us on January 1, 2020, and we intend to adopt this standard on a prospective basis at the effective date. As such, the impact of our adoption of this standard on our Consolidated Financial Statements will largely depend

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

on the magnitude of future implementation costs incurred in our cloud computing arrangements. We continue to refine and validate our inventory of existing cloud computing arrangements and our related internal processes, policies and controls to identify new hosting arrangements that are service contracts for which implementation costs would be accounted for under this standard.
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
Prior to the IPO, the GS Holdings membership structure included Class A, B and C Units and profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these Consolidated Financial Statements. Therefore, earnings per share information for the year ended December 31, 2018 represents only the period from May 24, 2018 to December 31, 2018, the period wherein we had outstanding Class A common stock. Earnings per share information has not been presented for the year ended December 31, 2017.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the periods indicated.

	Year Ended December 31,
	2019	2018
Numerator:
Income before income tax expense (benefit)	$88,848	$133,514
Less: Net income attributable to GS Holdings prior to Reorganization Transactions	—	38,213
Less: Net income attributable to noncontrolling interests after Reorganization Transactions	63,993	65,511
Less: Income tax expense (benefit)	(7,125)	5,534
Net income attributable to GreenSky, Inc. – basic	$31,980	$24,256
Add: Reallocation of net income attributable to noncontrolling interests from the assumed exchange of Holdco Units for Class A common stock	63,993	65,511
Less: Income tax expense (benefit) on reallocation of net income attributable to noncontrolling interests(1)	8,189	12,784
Net income attributable to GreenSky, Inc. – diluted	$87,784	$76,983
Denominator:
Weighted average shares of Class A common stock outstanding – basic	61,091,514	57,008,324
Add: Dilutive effects, as shown separately below
Holdco Units exchangeable for Class A common stock	116,223,055	127,939,939
Class A common stock options	1,876,876	2,984,196
Holdco warrants exchangeable for Class A common stock	82,008	808,961
Unvested Class A common stock(2)	174,592	163,521
Weighted average shares of Class A common stock outstanding – diluted	179,448,045	188,904,941

Earnings per share of Class A common stock outstanding – basic	$0.52	$0.43
Earnings per share of Class A common stock outstanding – diluted	$0.49	$0.41

Excluded from diluted earnings per share, as their inclusion would have been anti-dilutive(3)
Unvested Holdco Units	510,878	—
Class A common stock options	3,289,299	1,533,029
Unvested Class A common stock	2,040,965	134,170
(1)We assumed effective tax rates of 1.2% and 19.2% for the years ended December 31, 2019 and 2018, respectively, which represent the effective tax rates on the consolidated GreenSky, Inc. entity inclusive of the income taxes on the portion of GS Holdings' earnings that are attributable to noncontrolling interests. The rate for the year ended December 31, 2019 is reflective of the tax benefits from remeasurement of net deferred tax assets, warrant exercises and stock-based compensation deductions.
(2)Includes both unvested Class A common stock issued as part of the Reorganization Transactions and unvested Class A common stock awards issued subsequent to the Reorganization Transactions.
(3)These amounts represent the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce these amounts if they had a dilutive effect and were included in the computation of diluted earnings per share.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 3. Fair Value of Assets and Liabilities
The following table summarizes, by level within the fair value hierarchy, the carrying amounts and estimated fair values of our assets and liabilities measured at fair value on a recurring or nonrecurring basis or disclosed, but not carried, at fair value in the Consolidated Balance Sheets as of the dates presented. There were no transfers into, out of, or between levels within the fair value hierarchy during any of the periods presented. Refer to Note 4, Note 7, Note 8, and Note 9 for additional information on these assets and liabilities.

	Level	December 31, 2019		December 31, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents(1)	1	$195,760	$195,760	$303,390	$303,390
Loan receivables held for sale, net(2)	2	51,926	55,958	2,876	3,552
Servicing assets(3)	3	30,459	30,459	—	—
Liabilities:
Finance charge reversal liability(3)	3	$206,035	$206,035	$138,589	$138,589
Term loan(1)	2	384,497	392,201	386,822	386,234
Interest rate swap(3)	2	2,763	2,763	—	—
Servicing liabilities(3)	3	3,796	3,796	3,016	3,016
(1)Disclosed, but not carried, at fair value.
(2)Measured at fair value on a nonrecurring basis.
(3)Measured and carried at fair value on a recurring basis.
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
Interest rate swap
In June 2019, we entered into a $350.0 million notional, four-year interest rate swap agreement to hedge changes in our cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. This swap involves the receipt of variable-rate amounts in exchange for fixed interest rate payments over the life of the agreement without an exchange of the underlying notional amount and was designated for accounting purposes as a cash flow hedge. The interest rate swap is carried at fair value on a recurring basis in the Consolidated Balance Sheets and is classified within Level 2 of the fair value hierarchy, as the inputs to the derivative pricing model are generally

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

observable and do not contain a high level of subjectivity. The fair value was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.
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

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$138,589	$94,148	$68,064
Receipts(1)	159,527	129,153	109,818
Settlements(2)	(262,449)	(181,590)	(127,029)
Fair value changes recognized in cost of revenue(3)	170,368	96,878	43,295
Ending balance	$206,035	$138,589	$94,148
(1)Includes: (i) incentive payments from Bank Partners, which is the surplus of finance charges billed to borrowers over an agreed-upon portfolio yield, a fixed servicing fee and realized net credit losses, (ii) cash received from recoveries on previously charged-off Bank Partner loans, and (iii) the proceeds received from transferring our rights to Charged-Off Receivables attributable to previously charged-off Bank Partner loans. We consider all monthly incentive payments from Bank Partners during the period to be related to billed finance charges on deferred interest products until monthly incentive payments exceed total billed finance charges on deferred products, which did not occur during any of the periods presented.
(2)Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that were repaid within the promotional period.
(3)A fair value adjustment is made based on the expected reversal percentage of billed finance charges (expected settlements), which is estimated at each reporting date. The fair value adjustment is recognized in cost of revenue in the Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Significant assumptions used in valuing our FCR liability include the following:
Reversal rate: The reversal rate represents our estimate of the percentage of previously billed interest on deferred loan products that we expect we will be obligated to remit to the Bank Partners due to the account holder paying off the loan balance in full within the promotional period. As we have expanded our deferred loan products and as our historical experience with these products has progressed, management has developed more specific reversal rates for categories of deferred loan products based on the length of the interest-free promotional period (ranging from 6 to 24 months), whether or not loan principal payments were required to be paid during the interest-free promotional period, and the industry vertical (home improvement or elective healthcare). This has resulted in incremental increases in the number of reversal rate assumptions used to value the FCR liability. The historical period over which we evaluate reversal rates may also vary among the categories of deferred loan products based on the length and relevance of our historical experience with such products at the measurement date. The overall decrease in reversal rates is primarily attributable to lower reversal rate experience on loans within the elective healthcare industry vertical.
Discount rate: The discount rate reflects the time value of money adjusted for a risk premium.
The following table presents quantitative information about the significant unobservable inputs used to value the Level 3 FCR liability as of the dates presented.

	December 31, 2019		December 31, 2018
	Range	Weighted Average	Range	Weighted Average
Reversal rate	60.0 – 96.8%	87.5%	70.0 – 97.3%	88.2%
Discount rate	5.2%	5.2%	6.1%	6.1%
The reversal rate weighted averages were calculated by first determining the percentage of the reporting date FCR liability attributable to each category of deferred loan products for which a reversal rate assumption was determined. We then multiplied these weights by the unique reversal rate for each category and summed the resulting products.
A significant increase or decrease in the estimated reversal rates could result in a significantly higher or lower, respectively, calculation of our expected future payments to our Bank Partners, resulting in a higher or lower, respectively, fair value measurement of our FCR liability.
A significant increase or decrease in the discount rate could result in a lower or higher, respectively, fair value measurement of our FCR liability.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Charged-Off Receivables
Periodically, we transfer our rights to Charged-Off Receivables in exchange for a cash payment based on the expected recovery rate of such loan receivables, which consist primarily of previously charged-off Bank Partner loans. We have no continuing involvement with these Charged-Off Receivables other than performing reasonable servicing and collection efforts on behalf of the third parties and Bank Partners that purchased the Charged-Off Receivables. The proceeds from transfers of Charged-Off Receivables attributable to Bank Partner loans are recognized on a collected basis as reductions to cost of revenue, which reduces the fair value adjustment to the FCR liability in the period of transfer. The following table presents details of Charged-Off Receivables transfers during the periods indicated.

	Aggregate Unpaid Balance			Proceeds
	Bank Partner loans	Loan receivables held for sale	Total(1)	Bank Partner loans	Loan receivables held for sale	Total
Year Ended December 31, 2019	$223,024	$2,518	$225,542	$29,190	$312	$29,502
Year Ended December 31, 2018	201,517	3,263	204,780	26,692	431	27,123
Year Ended December 31, 2017	197,114	4,165	201,279	18,968	406	19,374
(1)During the years ended December 31, 2019, 2018 and 2017, $22,245, $14,940 and $2,966, respectively, of the aggregate unpaid balance on cumulative transferred Charged-Off Receivables were recovered through our servicing efforts on behalf of our Charged-Off Receivables investors.
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
Servicing assets and liabilities
We previously elected the fair value method to account for our servicing assets and liabilities to more appropriately reflect the value of the servicing rights in our Consolidated Financial Statements. As a result of this election, our servicing assets and liabilities are carried at fair value on a recurring basis within other assets and other liabilities, respectively, in the Consolidated Balance Sheets and are estimated using a discounted cash flow model. Servicing assets and liabilities are classified within Level 3 of the fair value hierarchy, as the primary components of the fair value are obtained from unobservable inputs based on peer market data, reasonably adjusted for assumptions that would be used by market participants to service our Bank Partner loans and transferred Charged-Off Receivables portfolios, for which market data is not available. Changes in the fair value of our servicing assets are recorded within servicing and other revenue and changes in the fair value of our servicing liabilities are recorded within other gains (losses), net in the Consolidated Statements of Operations.
Contractually specified servicing fees recorded within servicing and other revenue in the Consolidated Statements of Operations totaled $93,238, $65,597 and $46,575 for the years ended December 31, 2019, 2018 and 2017, respectively. The cash flow impacts of our assets and liabilities that are measured at fair value on a recurring basis are included within net cash provided by operating activities in the Consolidated Statements of Cash Flows. During the year ended December 31, 2019, we renegotiated certain Bank Partner agreements where the Company agreed to post additional escrow and increase the agreed-upon Bank Partner portfolio yield. In exchange for these considerations, we received an increase in our loan servicing fees from the Bank Partners. We determined that the increase in servicing fees resulted in an increase to the fair value of our servicing assets for these Bank Partners. We also anticipate that, all other factors remaining constant, these increased servicing fees will contribute to lower incentive payments received in future periods from the Bank Partners.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table reconciles the beginning and ending fair value measurements of our servicing assets associated with Bank Partner loans during the period presented. We did not have any servicing assets for the years ended December 31, 2018 and 2017.

Year Ended December 31, 2019
Beginning balance	$—
Additions, net(1)	5,975
Fair value changes recognized in servicing and other revenue(2)	24,484
Ending balance	$30,459
(1)Includes additions through assumptions of servicing obligations each time a loan is originated on our platform by a Bank Partner, as well as through transfers of loans between Bank Partners or of loan receivables between GreenSky and Bank Partners. Additions are recognized in servicing and other revenue in the Consolidated Statements of Operations.
(2)Primarily reflective of increases to the contractually specified fixed servicing fees for certain Bank Partners, which may also  contribute to lower incentive payments received in future periods.
The following table reconciles the beginning and ending fair value measurements of our servicing liabilities associated with transferring our rights to Charged-Off Receivables during the periods presented.

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$3,016	$2,071	$—
Initial obligation from transfer of Charged-Off Receivables(1)	2,705	2,461	2,379
Fair value changes recognized in other gains (losses), net(2)	(1,925)	(1,516)	(308)
Ending balance	$3,796	$3,016	$2,071
(1)Recognized in other gains (losses), net in the Consolidated Statements of Operations.
(2)Represents the reduction of our servicing liabilities due to the passage of time and collection of loan payments.
Significant assumptions used in valuing our servicing assets and liabilities include the following:
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

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table presents quantitative information about the significant unobservable inputs used to value the Level 3 servicing assets and liabilities as of the dates presented.

Input	December 31, 2019		December 31, 2018
	Range	Weighted Average	Range	Weighted Average
Cost of servicing (basis points)(1)	57.5 – 108.0	106.2	62.5	62.5
Discount rate	18.0%	18.0%	18.0%	18.0%
Weighted average remaining life (years)	2.3 – 5.9	2.4	N/A	N/A
Recovery period (years)	2.6 – 4.9	4.1	3.6 – 4.9	4.3
(1)The cost of servicing assumption as of December 31, 2018 relates only to Charged-Off Receivables, as the fair value measurement of servicing rights associated with Bank Partner loans was immaterial.
A significant increase or decrease in the market cost of servicing could have resulted in significantly lower or higher, respectively, servicing assets and higher or lower, respectively, servicing liabilities as of the measurement date.
A significant increase or decrease in the discount rate could have resulted in lower or higher, respectively, servicing assets and liabilities as of the measurement date. However, as our weighted average remaining life of loans is relatively short, we would not expect significant changes in the discount rate to materially impact the fair value measure.
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

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$2,876	$73,606	$41,268
Additions	157,928	93,240	134,659
Proceeds from sales and borrower payments(1)	(104,858)	(161,009)	(93,044)
Loss on sale	—	—	(500)
Increase in valuation allowance	(1,289)	(92)	(584)
Transfers(2)	251	22	(5,017)
Write offs and other(3)	(2,982)	(2,891)	(3,176)
Ending balance	$51,926	$2,876	$73,606
(1)Includes accrued interest and fees, recoveries of previously charged-off loan receivables held for sale, as well as proceeds from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. We retain servicing arrangements on sold loan receivables with the same terms and conditions as loans that are originated by our Bank Partners. Income from loan

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

receivables held for sale activities is recorded within interest income and other gains (losses), net in the Consolidated Statements of Operations. We sold loan receivables held for sale to certain Bank Partners on the following dates during the years ended December 31:

2019		2018		2017
Date	Amount	Date	Amount	Date	Amount
March 27	$63,673	May 21	$9,552	June 29	$17,900
November 1	13,752	June 27	50,614	December 21	54,171
December 27	14,521	September 27	48,176
		December 20	30,684
Total	$91,946		$139,026		$72,071
(2)We temporarily hold certain loan receivables, which are originated by a Bank Partner, while non-originating Bank Partner eligibility is being determined. Once we determine that a loan receivable meets the investment requirements of an eligible Bank Partner, we transfer the loan receivable to the Bank Partner at cost plus any accrued interest. The reported amount also includes loan receivables that have been placed on non-accrual and non-payment status while we investigate consumer inquiries.
(3)We received recovery payments of $50, $57 and $238 during the years ended December 31, 2019, 2018 and 2017, respectively. Recoveries of principal and finance charges and fees on previously written off loan receivables held for sale are recognized on a collected basis as other gains and interest income, respectively, in the Consolidated Statements of Operations. Separately, during the years ended December 31, 2019, 2018, and 2017, write offs and other were reduced by $312, $431, and $406, respectively, related to cash proceeds received from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. The cash proceeds received were recorded within other gains (losses), net in the Consolidated Statements of Operations.
The following table presents activities associated with our loan receivable sales and servicing activities during the periods indicated.

	Year Ended December 31,
	2019	2018	2017
Gain (loss) on sold loan receivables held for sale	$—	$—	$(500)
Cash Flows
Sales of loans	$91,946	$139,026	$72,071
Servicing fees	3,901	2,321	2,821
The following tables present information about sold loan receivables held for sale that are not recorded in our Consolidated Balance Sheets, but with which we have a continuing involvement through our servicing arrangements with our Bank Partners. The sold loan receivables held for sale are pooled with other loans originated by the Bank Partners for purposes of determining escrow balances and incentive payments. The escrow balances represent our only direct exposure to potential losses associated with these sold loan receivables.

	December 31,
	2019	2018
Total principal balance	$326,556	$357,060
Delinquent loans (unpaid principal balance)	18,033	23,385

	Year Ended December 31,
	2019	2018	2017
Net charge-offs (unpaid principal balance)	$16,333	$11,355	$8,574

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 5. Accounts Receivable
Accounts receivable consisted of the following as of the dates indicated.

	Accounts Receivable, Gross	Allowance for Losses	Accounts Receivable, Net
December 31, 2019
Transaction related	$12,863	$(238)	$12,625
Servicing related	6,868	—	6,868
Total	$19,731	$(238)	$19,493
December 31, 2018
Transaction related	$14,704	$(168)	$14,536
Servicing related	864	—	864
Total	$15,568	$(168)	$15,400

Note 6. Property, Equipment and Software
Property, equipment and software were as follows as of the dates indicated.

	December 31,
	2019	2018
Furniture	$2,907	$2,813
Leasehold improvements	4,902	4,171
Computer hardware	2,494	2,923
Software	20,126	8,344
Total property, equipment and software, at cost	30,429	18,251
Less: accumulated depreciation	(5,701)	(5,462)
Less: accumulated amortization	(6,419)	(2,557)
Total property, equipment and software, net	$18,309	$10,232
The following table shows depreciation and amortization expense, as well as recorded impairment losses related to abandoned capitalized software projects that are recorded within general and administrative expense in the Consolidated Statements of Operations. We determined that these software projects would not generate future cash flows through use or disposal to a third party and, as such, the fair value as of the respective reporting dates was $0.

	Year Ended December 31,
	2019	2018	2017
Depreciation expense	$2,540	$2,320	$2,149
Amortization expense	4,764	2,158	1,834
Impairment losses	—	19	78
The estimated future amortization of software is as follows as of the date indicated.

December 31, 2019
2020	$6,196
2021	5,051
2022	2,460
Total	$13,707

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 7. Borrowings
Credit Agreement
In August 2017, we entered into a $450.0 million credit agreement ("Credit Agreement"), which provided for a $350.0 million term loan ("original term loan") maturing on August 25, 2024 and a $100.0 million revolving loan facility maturing on August 25, 2022. The net proceeds from the term loan of $338.6 million, along with $7.9 million of cash, were set aside for a subsequent $346.5 million payment (which is occurring in stages) to certain equity holders and a related party. With the exception of the payments to the related party, which were related party expenses, the payments were accounted for as distributions.
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
The Amended Credit Agreement replaced the original term loan with a $400.0 million term loan (“modified term loan”) and extended the maturity date to March 29, 2025. The modified term loan incurs interest, due monthly in arrears, at an adjusted LIBOR rate, which represents the one-month LIBOR rate multiplied by the statutory reserve rate, as defined in the Credit Agreement, plus a margin of 3.25% per annum. If not otherwise indicated, references to "term loan" prior to the date of the Amended Credit Agreement indicate the original term loan and references subsequent to the date of the Amended Credit Agreement indicate the modified term loan.
We contemporaneously settled the outstanding principal balance on the original term loan of $349.1 million with the issuance of the $400.0 million modified term loan. An original issuance discount of $1.0 million was reported in the Consolidated Balance Sheets as a direct deduction from the face amount of the modified term loan. Therefore, the gross proceeds of the modified term loan were $399.0 million. The proceeds from the modified term loan were primarily used to repay the outstanding principal balance on the original term loan and to pay $1.2 million of third party costs, including legal and debt arrangement costs, which were immediately expensed and recorded within general and administrative expense in the Consolidated Statements of Operations on the modification date. The remaining $48.8 million of proceeds were used to provide for distributions to certain equity holders and a related party prior to the Company's IPO. With the exception of the payments to the related party, which are related party expenses, the payments were accounted for as distributions. See Note 11 for distribution and payment details. As of December 31, 2019 and 2018, we had no borrowings under the revolving loan facility.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Key details of the term loan are as follows:

	December 31,
	2019	2018
Term loan, face value(1)	$393,000	$397,000
Unamortized debt discount(2)	(3,115)	(3,728)
Unamortized debt issuance costs(2)	(5,388)	(6,450)
Term loan	$384,497	$386,822
(1)The principal balance of the term loan is scheduled to be repaid on a quarterly basis at an amortization rate of 0.25% per quarter through December 31, 2024, with the balance due at maturity. For each of the next five years, principal repayments on the term loan are expected to be $4,000.
(2) For the years ended December 31, 2019 and 2018, debt discount of $613 and $593, respectively, and debt issuance costs of $1,062 and $1,091, respectively, were amortized into interest expense in the Consolidated Statements of Operations. Giving effect to the amortization of debt discount and debt issuance costs on the term loan, the effective interest rates were 5.95% and 5.99% during the years ended December 31, 2019 and 2018, respectively.
Revolving loan facility. Under the Amended Credit Agreement, the maturity date of the $100.0 million revolving loan facility was extended to March 29, 2023. Further, the interest margin applied to revolving loans that incur interest at a base rate was modified to 2.00% per annum and the margin applied to revolving loans that incur interest at an adjusted LIBOR rate was modified to 3.00% per annum. However, if our first lien net leverage ratio is equal to or above 1.50 to 1.00, these interest margins are raised to 2.25% and 3.25%, respectively. As of December 31, 2019, we had no borrowings under the revolving loan facility. Lastly, the Amended Credit Agreement provided for a $10.0 million letter of credit, which, to the extent drawn upon, would reduce the amount of availability under the revolving loan facility by the same amount. We did not draw on our available letter of credit as of December 31, 2019.
We are subject to a quarterly commitment fee based on the daily unused amount of the revolving loan facility, inclusive of the aggregate amount available to be drawn under letters of credit, of which $10.0 million was available, but unused, as of December 31, 2019. The quarterly commitment fee rate is 0.50% per annum when our first lien net leverage ratio is above 1.50 to 1.00, but is reduced to 0.375% for any quarterly period in which our first lien net leverage ratio is equal to or below 1.50 to 1.00. For the years ended December 31, 2019, 2018 and 2017, we recognized $348, $411 and $175, respectively, of commitment fees within interest expense in the Consolidated Statements of Operations.
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

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
We were in compliance with all covenants, both financial and non-financial, as of December 31, 2019 and 2018.
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
In June 2019, we entered into a $350.0 million notional, four-year interest rate swap agreement to hedge changes in cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan, which matures on March 29, 2025. This agreement involves the receipt of variable-rate amounts in exchange for fixed interest rate payments over the life of the agreement without an exchange of the underlying notional amount. This interest rate swap was designated for accounting purposes as a cash flow hedge. As such, changes in the interest rate swap’s fair value are deferred in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and are subsequently reclassified into interest expense in each period that a hedged interest payment is made on our variable-rate term loan.
As of December 31, 2019, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

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

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Derivative Instruments on our Consolidated Financial Statements
The following table presents the fair values and Consolidated Balance Sheets locations of our derivative instruments as of the dates indicated.

		December 31,
	Balance Sheet Location	2019	2018
Designated as cash flow hedges
Interest rate swap	Other liabilities	$2,763	$—
Not designated as hedges
FCR liability	Finance charge reversal liability	$206,035	$138,589
The following table presents the impacts of our derivative instruments on our Consolidated Statements of Operations for the periods indicated.

	Year Ended December 31,
	2019	2018	2017
Designated as cash flow hedges
Interest rate swap – gain (loss) reclassified into interest expense	$441	$—	$—
Interest rate swap – gain (loss) reclassified into income tax expense	38	—	—
Not designated as hedges
FCR liability – change in fair value recorded in cost of revenue	$170,368	$96,878	$43,295
Our derivative instrument activities are included within operating cash flows in our Consolidated Statements of Cash Flows.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the components of accumulated other comprehensive income (loss) associated with our cash flow hedge, which exclude amounts pertaining to noncontrolling interests. There was no accumulated other comprehensive income (loss) activity during the year ended December 31, 2018.

Cash Flow Hedge	December 31, 2019
Accumulated other comprehensive income (loss), beginning balance	$—
Other comprehensive income (loss) before reclassifications and tax	(841)
Tax (expense) benefit	279
Other comprehensive income (loss) before reclassifications, net of tax	(562)
Reclassifications out of accumulated other comprehensive income (loss), net of tax expense of $38	(194)
Net (increase) decrease in other comprehensive loss	(756)
Accumulated other comprehensive income (loss), ending balance	$(756)
Based on the current interest rate environment, the Company estimates that approximately $(0.7) million of net unrealized gains (losses) reported in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 9. Other Liabilities
The following table details the components of other liabilities in the Consolidated Balance Sheets as of the dates indicated.

	December 31,
	2019	2018
Transaction processing liabilities	$24,465	$4,958
Servicing liabilities(1)	3,796	3,016
Distributions payable(2)	5,978	10,066
Interest rate swap(3)	2,763	—
Tax related liabilities(4)	873	4,412
Deferred lease liabilities(5)	—	2,489
Accruals and other liabilities(6)	9,442	10,110
Other liabilities	$47,317	$35,051
(1)We elected the fair value method to account for our servicing liabilities. Refer to Note 3 for additional information.
(2)Related party distributions payable are not included in this balance, but rather are included within related party liabilities.
(3)Refer to Note 3 and Note 8 for additional information on our interest rate swap, which was in a liability position as of December 31, 2019.
(4)Tax related liabilities primarily include certain taxes payable related to the Reorganization Transactions.
(5)Deferred lease liabilities were calculated in accordance with legacy lease guidance in ASC 840, Leases, for the amount presented as of December 31, 2018. Under the new lease guidance codified in ASC 842, Leases, which we adopted on January 1, 2019, we presented operating lease liabilities separately on the Consolidated Balance Sheets as of December 31, 2019. See Note 1 and Note 14 for additional information on our lease accounting.
(6)Accruals and other liabilities as of December 31, 2018 was adjusted to exclude the financial guarantee liability to conform to the current period presentation in the Consolidated Balance Sheets. Refer to Note 1 for additional discussion of our basis of presentation.
Note 10. Noncontrolling Interests
GreenSky, Inc. is the sole managing member of GS Holdings and consolidates the financial results of GS Holdings. Therefore, the Company reports a noncontrolling interest based on the common units of GS Holdings held by the Continuing LLC Members. Changes in GreenSky, Inc.’s ownership interest in GS Holdings, while GreenSky, Inc. retains its controlling interest in GS Holdings, are accounted for as equity transactions. As such, future redemptions or direct exchanges of Holdco Units by the Continuing LLC Members (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Consolidated Financial Statements representing the GS Holdings interests held by Continuing LLC Members. During the years ended December 31, 2019 and 2018, GreenSky, Inc. had a weighted average ownership interest in GS Holdings of 34.6% and 31.2%, respectively.
In connection with the Reorganization Transactions and IPO, GreenSky, Inc. issued 129.0 million shares of Class B common stock to the Continuing LLC Members. Subsequent to the Reorganization Transactions and IPO during the year ended December 31, 2018, an aggregate of 0.3 million Holdco Units were exchanged by the Continuing LLC Members (with automatic cancellation of Class B common stock) for 0.3 million newly-issued shares of Class A common stock, increasing our total ownership interest in GS Holdings to 30.0% as of December 31, 2018.
As of December 31, 2019 and 2018, GreenSky, Inc. had 66,424,838 and 54,504,902 shares, respectively, of Class A common stock outstanding, which resulted in an equivalent amount of ownership of Holdco Units. During the year ended December 31, 2019, an aggregate of 15.9 million Holdco Units were exchanged by the Continuing

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

LLC Members (with automatic cancellation of Class B common stock) for 15.7 million newly-issued shares of Class A common stock, increasing our total ownership interest in GS Holdings to 36.9% as of December 31, 2019.
Note 11. Stockholders Equity (Deficit)
Historical information prior to the Reorganization Transactions has been restated below to account for a 10 to 1 stock split that occurred immediately prior to the IPO in connection with the Reorganization Transactions.
Treasury Stock
During 2018, our Board of Directors authorized the repurchase of up to $150 million of the Company's Class A common stock. Under the repurchase program, repurchases were made at management's discretion from time to time on the open market or through privately negotiated transactions. The repurchased shares are held in a treasury account using the cost method. As of December 31, 2019, the repurchase program was terminated.
Our treasury account also includes Class A common stock related to restricted stock awards that were forfeited by the award recipient. The Company does not pay any consideration to reacquire these shares. See Note 12 for further discussion of our restricted stock awards.
As of December 31, 2019, there were 13,664,901 shares of Class A common stock held in treasury, including: (i) purchases of 13,425,688 shares of Class A common stock at a cost of $146.1 million, (ii) 222,595 shares associated with forfeited restricted stock awards, and (iii) 16,618 shares associated with tax withholdings upon vesting of restricted stock awards. Upon reissuance of any treasury shares, the Company uses a first-in, first-out approach. There were no reissuances of treasury shares during the years ended December 31, 2019 and 2018.
Warrants
As part of the Reorganization Transactions, outstanding warrants to acquire Class A units of GS Holdings were equitably adjusted pursuant to their terms so that they are exercisable for Holdco Units (and an equal number of shares of Class B common stock). Refer to Note 1 for a discussion of the Reorganization Transactions.
In January 2019, a warrant issued in January 2014 to an affiliate of one of the members of the former GSLLC board of managers was fully exercised on a cashless basis, which resulted in the issuance of 1,180,163 Holdco Units and an equal number of shares of Class B common stock.
During 2017, 100,000 warrants issued in October 2015 to a GSLLC (and subsequently GS Holdings) Class A member, which was also an affiliate of one of the members of the former GSLLC board of managers, was fully exercised for GS Holdings Class A units.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Distributions
The following table summarizes activity associated with our non-tax distributions and payments, as well as our tax distributions during the periods indicated.

	Year Ended December 31,			Remaining Reserved Payment(1)
(in millions)	2019	2018	2017
Non-tax distributions previously declared and paid upon vesting
Credit Agreement Distributions(2)
Distributions	$2.8	$50.7	$—	$4.0
Related party payments	0.6	1.1	—	—
Special Operating Distributions(3)
Distributions	1.4	25.5	—	2.0
Related party payments	0.2	1.0	—	—
Tax distributions	18.5	63.7	71.3	N/A
Total	$23.5	$142.0	$71.3	$6.0
(1)As of December 31, 2019, all remaining portions of the non-tax distributions were recorded within other liabilities in the Consolidated Balance Sheets.
(2)See Note 7 for discussion of distributions using the proceeds from our borrowings.
(3)In May 2018, we declared a special operating distribution of $26.2 million, a portion of which was declared to a related party. In December 2017, we declared a $160.0 million special cash distribution to GS Holdings unit holders and holders of profits interests.
Note 12. Share-Based Compensation
We maintain the 2018 Omnibus Incentive Compensation Plan (the "2018 Plan"), which was adopted in April 2018. The Company reserved a total of 24.0 million shares of Class A common stock for issuance pursuant to the 2018 Plan. As of December 31, 2019, 18.6 million shares of the Company's common stock remained available for future issuance under the 2018 Plan. The Company has the following types of share-based compensation awards outstanding as of December 31, 2019: Class A common stock options, unvested Holdco Units and unvested Class A common stock awards.
Historical information prior to the Reorganization Transactions has been restated below to account for a 10 to 1 stock split that occurred immediately prior to the IPO in connection with the Reorganization Transactions.
We recorded share-based compensation expense for the years ended December 31, 2019, 2018 and 2017 of $13.8 million, $6.0 million and $4.0 million, respectively, which is included within compensation and benefits expense in the Consolidated Statements of Operations.
Class A Common Stock Options
Class A common stock options ("Options") granted by the Company are time-vested awards that vest ratably over a period of three years to five years of continued employee or non-employee service, or cliff vest at the end of a period of five years of continued employee service. The contractual term of Options is ten years from the grant date. Options are not subject to post-vesting restrictions. Upon the exercise of Options, the Company issues Class A common stock.
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

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

As part of the Reorganization Transactions, outstanding options to acquire Class A units of GS Holdings (including Capped Options) were equitably adjusted to become exercisable for shares of Class A common stock, which remain subject to the same vesting requirements of the original GS Holdings Class A unit options ("Class A Unit Options"). We evaluated this modification in accordance with ASC 718, Compensation – Stock compensation and determined that it did not require modification accounting. This modification affected 145 employees and former employees and four non-employees. Refer to Note 1 for a discussion of the Reorganization Transactions.
Option activity was as follows during the periods indicated:

	Year Ended December 31,
	2019		2018	2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Number of Options
Outstanding at beginning of period	8,053,292	$5.25	9,821,890	10,006,890
Granted prior to Reorganization Transactions and IPO(1)	N/A	N/A	340,000	500,000
Exercised prior to Reorganization Transactions and IPO(2)(3)	N/A	N/A	(270,000)	(202,000)
Forfeited prior to Reorganization Transactions and IPO	N/A	N/A	(260,000)	(483,000)
Effect of Reorganization Transactions and IPO	N/A	N/A	(186,772)	N/A
Granted after Reorganization Transactions and IPO(1)	1,610,407	11.41	1,114,029	N/A
Exercised after Reorganization Transactions and IPO(2)(3)	(5,192,471)	1.76	(2,171,284)	N/A
Forfeited after Reorganization Transactions and IPO	(258,819)	13.32	(321,506)	N/A
Expired after Reorganization Transactions and IPO(4)	(30,500)	17.25	(13,065)	N/A
Outstanding at end of period(5)	4,181,909	$11.36	8,053,292	9,821,890
Exercisable at end of period(5)(6)	1,262,998	$7.24	5,364,233	7,015,000
(1)Weighted average grant date fair value of Options granted during the years ended December 31, 2019, 2018 and 2017 was $3.38, $6.06 and $3.52, respectively.
(2)The total intrinsic value of Options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, during the years ended December 31, 2019, 2018 and 2017 was $27.7 million, $15.4 million and $0.4 million, respectively.
(3)Employees paid $0.3 million to the Company during the year ended December 31, 2019 to exercise Options, which resulted in the issuance of 37,497 shares of Class A common stock. Additionally, during the year ended December 31, 2019, 5,154,964 Options were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 2,236,095 shares of Class A common stock. The Company paid withholding taxes of $12.4 million during the year ended December 31, 2019 related to cashless Option exercises. Employees paid $0.4 million to the Company during the year ended December 31, 2018 to exercise GS Holdings options, which resulted in the issuance of 30,516 Holdco Units. Additionally, during the year ended December 31, 2018, 2,372,936 GS Holdings options were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 38,637 Holdco Units prior to the Reorganization Transactions and IPO and the issuance of 1,027,377 shares of Class A common stock subsequent to the Reorganization Transactions and IPO. The Company paid withholding taxes of $5.4 million during the year ended December 31, 2018 related to cashless Option exercises, inclusive of exercises both prior and subsequent to the Reorganization Transactions and IPO. The Company recognized a tax benefit of $2.9 million and $0.9 million during the years ended December 31, 2019 and 2018, respectively, related to Options exercised.
(4)Expired Options represent vested underwater Options that were not exercised by terminated employees within 30 days from the employment termination date, as stipulated in the Option award agreements.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

(5)The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of the date indicated:

December 31, 2019
Aggregate intrinsic value (in millions)
Options outstanding	$4.8
Options exercisable	$3.7
Weighted average remaining term (in years)
Options outstanding	7.6
Options exercisable	5.6
(6)The total fair value, based on grant date fair value, of Options that vested during the years ended December 31, 2019, 2018 and 2017 was $2.6 million, $1.2 million and $1.4 million, respectively.
Compensation expense related to Options is measured based on their grant date fair values. We use a Black-Scholes options pricing model to determine the grant date fair value of Options.
The following inputs and assumptions were used to value the Options as of the grant dates:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.50 – 2.50%	2.77 – 3.06%	2.03 – 2.23%
Expected volatility(1)	22.45 – 24.40%	23.10 – 25.70%	23.90 – 44.40%
Expected dividend yield(2)	—%	—%	—%
Expected term (in months)(3)	75	75 – 78	78
Fair value of Options	$1.77 – $3.78	$2.95 – $7.14	$2.69 – $4.99
(1)We estimated volatility based on historical volatility rates of a peer group of public payment processing companies over a period that approximates the expected term.
(2)We assumed a dividend yield of zero as we have no plans to declare dividends for the foreseeable future.
(3)We determined the expected term as the midpoint between the scheduled vesting and expiration dates of the awards. We used the simplified method primarily due to having insufficient historical Option exercise experience upon which to reasonably estimate an expected term.
At December 31, 2019, unrecognized compensation costs related to unvested Options totaled $9.8 million, which will be recognized over a weighted average remaining requisite service period of 2.3 years.
Profits Interests
On October 1, 2015, we began to award profits interests to certain employees and non-employee directors. Profits interests were assigned a threshold value on the date of grant, which was generally equivalent to the fair value of our GSLLC (and subsequently GS Holdings) Class A units at the time of grant. The profits interests issued on October 1, 2015 were modifications of previously issued Class A Unit Options. The Class A Unit Options remained outstanding, but were capped at a liquidation value of $7.60 per unit, meaning that the maximum proceeds received by Class A Unit Option holders at liquidation was limited to the difference between $7.60 per unit and the Class A Unit Option strike price. We evaluated this modification in accordance with ASC 718, Compensation – Stock compensation, and determined that there was no incremental share-based compensation expense to recognize as a result of this modification. There were 41 employees and two non-employees affected by the modification. Profits interests granted by the Company were time-vested awards that either vested ratably over a period of four and a half to five years of continued employee service or cliff vested at the end of a period of five years of continued employee service. Profits interests were not subject to post-vesting restrictions.
As part of the Reorganization Transactions, profits interests were converted into Holdco Units, which remain subject to the same service vesting requirements as the original profits interests. There were 65 employees and former employees and three non-employees affected by the modification. Given the conversion of all

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

outstanding profits interests in connection with the Reorganization Transactions, there was no profits interests activity during the year ended December 31, 2019. Refer to Note 1 for a detailed discussion of the Reorganization Transactions.
Profits interests activity was as follows during the years indicated:

	Year Ended December 31,
	2018	2017
	Number of Profits Interests	Number of Profits Interests
Outstanding at beginning of period	14,061,530	12,616,890
Granted prior to Reorganization Transactions and IPO(1)	2,920,000	2,374,640
Forfeited prior to Reorganization Transactions and IPO	(800,000)	(930,000)
Redeemed prior to Reorganization Transactions and IPO	—	—
Effect of Reorganization Transactions and IPO	(16,181,530)	N/A
Outstanding at end of period(2)	—	14,061,530
(1)Weighted average grant date fair value of profits interests granted during the years ended December 31, 2018 and 2017 was $4.47 and $3.49, respectively.
(2)The total fair value based on grant date fair value of profits interests that vested was $0.4 million and $2.4 million during the years ended December 31, 2018 and 2017, respectively.
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

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.60 – 2.63%	1.80 – 2.18%
Expected volatility(1)	25.70%	23.90 – 24.80%
Expected dividend yield(2)	—%	—%
Expected term (in months)(3)	54 – 60	60
Fair value of profits interests	$3.92 – $5.91	$2.28 – $4.01
(1)We estimated volatility based on historical volatility rates of a peer group of public payment processing companies over a period that approximates the expected term.
(2)We assumed a dividend yield of zero as we have no plans to declare dividends for the foreseeable future.
(3)We determined the expected term to be equivalent to the vesting period.
Unvested Holdco Units
As part of the Reorganization Transactions and IPO, 15,241,530 profits interests in GS Holdings were converted into 2,941,139 and 3,172,843 vested and unvested Holdco Units, respectively, based on the prevailing profits interests thresholds and the IPO price of $23.00 per share. The converted Holdco Units remain subject to the same service vesting requirements as the original profits interests and are not subject to post-vesting restrictions. We evaluated this modification in accordance with ASC 718, Compensation – Stock compensation, and determined that there was no incremental share-based compensation expense to recognize as a result of this modification. Therefore, unrecognized compensation expense was unaffected by the modification. There were 36 employees and former employees and three non-employees affected by this modification.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Unvested Holdco Units activity was as follows during the years indicated:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Number of Holdco Units	Weighted Average Grant Date Fair Value	Number of Holdco Units
Unvested at beginning of period	2,514,856	$23.00	—
Effect of Reorganization Transactions and IPO	N/A	N/A	3,172,843
Forfeited	(301,735)	23.00	(156,739)
Vested(1)	(1,100,514)	23.00	(501,248)
Unvested at end of period	1,112,607	$23.00	2,514,856
(1)The total fair value, based on grant date fair value, of previously unvested Holdco Units that vested during the years ended December 31, 2019 and 2018 was $25.3 million and $11.5 million, respectively.
During the years ended December 31, 2019 and 2018, 655,334 and 277,059, respectively, vested Holdco Units were exchanged (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis. At December 31, 2019, 3,610,507 vested Holdco Units were eligible for exchange for shares of our Class A common stock.
At December 31, 2019, unrecognized compensation costs related to unvested Holdco Unit awards totaled $6.7 million, which will be recognized over a weighted average remaining requisite service period of two years.
Restricted Stock Awards
As part of the Reorganization Transactions and IPO, 940,000 profits interests in GS Holdings were converted into 127,327 and 255,904 vested and unvested Class A common stock awards, respectively, based on the prevailing profits interests thresholds and the IPO price of $23.00 per share. The converted unvested Class A common stock awards remain subject to the same service vesting requirements as the original profits interests and are not subject to post-vesting restrictions. We evaluated this modification in accordance with ASC 718, Compensation – Stock compensation, and determined that there was no incremental share-based compensation expense to recognize as a result of this modification. Therefore, unrecognized compensation expense was unaffected by the modification. There were 29 employees and former employees affected by this modification.
Subsequent to the Reorganization Transactions and IPO, we granted restricted stock awards in the form of unvested Class A common stock to certain employees that vest ratably over a three or four year period based on continued employment at the Company and to certain non-employee directors that vest one year from grant date based on continued service on the Board of Directors ("Board"). For these awards, compensation expense is measured based on the closing stock price of the Company's Class A common stock on the date of grant, and the total value of the awards is expensed ratably over the requisite service period.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Unvested Class A common stock activity was as follows during the years indicated:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Class A common stock	Weighted Average Grant Date Fair Value	Class A common stock
Unvested at beginning of period	454,561	$19.08	—
Effect of Reorganization Transactions and IPO	N/A	N/A	255,904
Granted(1)	2,887,905	10.90	234,829
Forfeited(2)	(210,845)	13.94	(11,750)
Vested(3)	(132,278)	19.84	(24,422)
Unvested at end of period	2,999,343	$11.53	454,561
(1)Weighted average grant date fair value of restricted stock awards granted during the year ended December 31, 2018 was $15.37.
(2)Forfeited shares of unvested Class A common stock associated with restricted stock awards are held in our treasury stock account. Refer to Note 11 for additional information on our treasury stock.
(3)The total fair value, based on grant date fair value, of previously unvested Class A common stock that vested during the years ended December 31, 2019 and 2018 was $2.6 million and $0.6 million, respectively.
At December 31, 2019, unrecognized compensation costs related to unvested Class A common stock totaled $26.9 million, which will be recognized over a weighted average remaining requisite service period of 3.1 years.
Note 13. Income Taxes
GreenSky, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from GS Holdings based upon GreenSky, Inc.’s economic interest held in GS Holdings. GS Holdings is treated as a pass-through partnership for income tax reporting purposes and not subject to federal income tax. Accordingly, the Company is not liable for income taxes on the portion of GS Holdings' earnings not allocated to it. The results for the year ended December 31, 2017 do not reflect income tax expense because, prior to the Reorganization Transactions, the consolidated GSLLC (and subsequently GS Holdings) pass-through entity was not subject to corporate tax.
The Company's income before income tax expense of $88,848, $133,514 and $138,668 during the years ended December 31, 2019, 2018 and 2017, respectively, consisted entirely of income earned in the United States.
Components of income tax expense consisted of the following for the years indicated:

	Year Ended December 31,
	2019	2018
Current income tax expense (benefit):
Federal	$5	$4
State	10	5
Deferred income tax expense (benefit):
Federal	4,206	4,860
State	(11,346)	665
Income tax expense (benefit)	$(7,125)	$5,534

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

A reconciliation of the United States statutory income tax rate to the Company's effective income tax rate is as follows for the years indicated:

	Year Ended December 31,
	2019	2018	2017
Statutory federal tax rate	21.0%	21.0%	35.0%
Income attributable to noncontrolling interests and nontaxable income	(15.2)	(16.3)	(35.0)
State income taxes, net of federal benefit	0.6	0.4	—
State rate change impact on deferred taxes	(13.0)	—	—
Remeasurement of liability under tax receivable agreement	2.3	—	—
Excess tax benefits related to share-based compensation	(3.3)	—	—
Other	(0.4)	(1.0)	—
Effective income tax rate	(8.0)%	4.1%	—%
The Company’s effective tax rate was (8.0)% in 2019, in comparison to the U.S. statutory tax rate in 2019 of 21.0%. The comparison of our effective tax rate to the U.S. statutory tax rate was primarily influenced by the fact that the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to the noncontrolling interests. Further, the comparison includes the effects of warrant and share-based compensation deductions, and the effect of remeasuring net deferred tax assets for state tax rate changes, and the removal of the pre-tax loss associated with remeasurement of the tax receivable agreement liability.
Details of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Investment in partnership	$358,024	$299,466
Net operating loss carryforwards and tax credits	5,160	5,634
Other	1,657	1,879
Total	364,841	306,979
Valuation allowance	—	—
Total deferred tax assets	364,841	306,979
Total deferred tax liabilities	—	—
Deferred tax assets, net	$364,841	$306,979
As of December 31, 2019, the Company had net operating loss carryforwards (“NOLs”) of $4.7 million, of which approximately $3.9 million have an indefinite life. NOLs of $0.8 million will begin to expire in 2030. As of December 31, 2019, the Company had federal and state tax credit carryforwards of $0.2 million and $0.5 million, respectively, which will begin to expire in 2028 and 2038. The Company believes as of December 31, 2019, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the NOLs and tax credits and, as such, no valuation allowance was recorded.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years indicated. The Company did not have uncertain tax benefits during the year ended December 31, 2017 because, prior to the Reorganization Transactions, the Company was not subject to corporate tax.

	Year Ended December 31,
	2019	2018
Beginning balance	$3,377	$—
Increase related to Reorganization Transactions	—	1,085
Increase related to current year tax positions	53	2,292
Decrease related to current year tax positions	(3,376)	—
Ending balance	$54	$3,377
As of December 31, 2019 and 2018, the total liability related to uncertain tax positions was $0.1 million and $3.4 million, respectively. The decrease in the liability for uncertain tax positions was due to the Internal Revenue Service issuing a consent agreement whereby the Company was granted permission for a non-automatic method change. If recognized, $0.1 million of the amount of unrecognized tax benefits would impact our effective tax rate. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were immaterial as of December 31, 2019 and 2018, and therefore did not impact the effective income tax rate.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2019, the Company’s federal income tax returns for the years 2016 through 2018 and state and local tax returns for the years 2015 through 2018 remain open and are subject to examination. Currently, no tax authorities are auditing any of the Company’s income tax matters.
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
As a result of the Reorganization Transactions, the IPO and subsequent exchanges of Class B common stock for Class A common stock, during the years ended December 31, 2019 and 2018, the Company recognized deferred tax assets in the amount of $55.2 million and $317.0 million, respectively, and corresponding tax receivable agreement liabilities of $46.9 million and $264.8 million, respectively, representing approximately 85% of the tax benefits due to beneficiaries of the TRA. The offset to the initial entries recorded in connection with

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

exchanges in each year was to additional paid-in capital in the Consolidated Statements of Equity (Deficit). During the year ended December 31, 2019, there was an $11.5 million increase in deferred tax assets due to various state tax law changes and filing in certain states for the first time, with a corresponding $11.5 million tax benefit. Because of the state tax rate changes, the TRA liability increased by $9.8 million, with a corresponding adjustment to other losses in the Consolidated Statements of Operations.
As of December 31, 2019 and 2018, the Company had a liability of $311.7 million and $260.9 million, respectively, related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Consolidated Balance Sheets. During the year ended December 31, 2019, we made payments, inclusive of interest, of $4.7 million to members of GS Holdings pursuant to the TRA. Within the next twelve months, we expect such payments to total $12.8 million.
Note 14. Commitments, Contingencies and Guarantees
Commitments
Leases
As discussed in Note 1, we adopted the provisions of ASU 2016-02 as of January 1, 2019. Periods subsequent to this adoption date are presented and disclosed in accordance with ASC 842, Leases, while comparative periods continue to be presented and disclosed in accordance with legacy guidance in ASC 840, Leases.
In accordance with ASC 842, we determine if an arrangement is or contains a lease at inception of the contract. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We primarily lease our premises under multi-year, non-cancelable operating leases. Operating leases are included in operating lease ROU assets and operating lease liabilities in our Consolidated Balance Sheets. As of December 31, 2019, we did not have any finance leases.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The operating lease ROU assets are increased by any prepaid lease payments and are reduced by any unamortized lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Base rent is typically subject to rent escalations on each annual anniversary from the lease commencement dates. Lease expense for lease payments, including any step rent provisions specified in the lease agreements, is recognized on a straight-line basis over the lease term and is included within property, office and technology and related party expenses in the Consolidated Statements of Operations. Operating lease cost associated with our ROU assets and lease liabilities was $3,847, $3,183, and $2,972 for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 15 for additional information regarding office space leased from a related party.
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
As of December 31, 2019, we did not have any operating leases that had not yet commenced.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Supplemental cash flow and noncash information related to our operating leases were as follows for the year indicated.

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$4,241
Noncash operating lease ROU assets obtained in exchange for operating lease liabilities
Resulting from our adoption of ASU 2016-02	$11,279
Resulting from new or modified leases	2,975
Supplemental balance sheet information related to our operating leases was as follows as of the date indicated.

December 31, 2019
Operating lease ROU assets	$11,268
Operating lease liabilities	$13,884
Weighted average remaining lease term (in years)	3.3
Weighted average discount rate	5.7%
For the periods presented, maturities of operating lease liabilities as of the date indicated and a reconciliation of the total undiscounted cash flows to the operating lease liabilities in the Consolidated Balance Sheets, were as follows in accordance with ASC 842:

December 31, 2019
2020	$4,491
2021	4,892
2022	3,704
2023	1,501
2024	810
Thereafter	—
Total lease payments	$15,398
Less: imputed interest	(1,514)
Operating lease liabilities	$13,884
Covenants
Our transaction processor and some Bank Partners impose financial covenants upon our wholly owned subsidiary, GSLLC. As of December 31, 2019 and 2018, GSLLC was in compliance with all financial covenants. See Note 7 for discussion of financial and non-financial covenants associated with our borrowings.
Other Commitments
As of December 31, 2019 and 2018, the outstanding open and unused line of credit on approved loan receivables held for sale was $4.9 million and $3.0 million, respectively. We did not record a provision for these unfunded commitments, but believe we have adequate cash on hand to fund these commitments.
For certain Bank Partners, we maintain a restricted cash balance based on a contractual percentage of the total interest billed on outstanding deferred interest loans that are within the promotional period less previous FCR on such outstanding loans. As of December 31, 2019 and 2018, restricted cash in the Consolidated Balance Sheets includes $75.0 million and $49.8 million, respectively, associated with these arrangements.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Further, from time to time, we place Bank Partner loans on non-accrual and non-payment status (“Pended Status”) while we investigate consumer loan balance inquiries, which may arise from disputed charges related to work performed by third-party merchants. As of December 31, 2019, Bank Partner loan balances in Pended Status were $13.5 million. While it is management’s expectation that most of these loan balance inquiries will be resolved without incident, in certain instances we may determine that it is appropriate for the Company to permanently reverse the loan balance and assume the economic responsibility for the loan balance itself. We record a liability for these instances. As of December 31, 2019, our liability for potential Pended Status future losses was $5.8 million.
Legal Proceedings
The Company and certain of its officers and directors, together with certain underwriters of the Company's IPO, were named in six putative class actions filed in the Supreme Court of the State of New York, all of which actions have been consolidated (In Re GreenSky, Inc. Securities Litigation (Consolidated Action), Index No. 655626/2018 (N.Y. Sup. Ct.) (the "State Case")), and in two putative class actions filed in the United States District Court for the Southern District of New York, both of which actions also have been consolidated (In Re GreenSky, Inc. Securities Litigation (Consolidated Action), Case No. 1:2018-cv-11071-PAE (S.D.N.Y.) (the "Federal Case" and, together with the State Case, the "Consolidated Cases")). The plaintiffs in the Consolidated Cases generally assert on behalf of certain purchasers in the Company's IPO claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933.
The Company and its officers and directors named in the Consolidated Cases intend to defend themselves vigorously in all respects in regard thereto. Under certain circumstances, the Company may be obligated to indemnify some or all of the other defendants in the Consolidated Cases. The Company is unable to estimate the amount of reasonably possible losses it may incur with respect to the Consolidated Cases. Moreover, because the Company has not determined that the likelihood of loss is probable, the Company has not recorded any liability as of December 31, 2019 with respect to either the Federal Case or the State Case.
We are also involved in a number of other proceedings concerning matters arising in connection with the conduct of our business. While the ultimate outcome of such proceedings cannot be predicted with certainty, we do not believe that the resolution of these other proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
With respect to all legal proceedings, it is our policy to recognize legal fees as they are incurred as a general and administrative expense in our Consolidated Statements of Operations.
Financial Guarantees
Under the terms of the contracts with our Bank Partners, we provide limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses by holding cash in restricted, interest-bearing escrow accounts in an amount equal to a contractual percentage of the Bank Partners’ monthly originations and month-end outstanding portfolio balance. The Company’s maximum exposure to Bank Partner portfolio credit losses is limited to the contractual restricted cash balance, which was $150.4 million as of December 31, 2019.
The Company's estimated contingent value of the financial guarantee represents the amount of payments to Bank Partners from these escrow accounts that are expected to be probable of occurring based on current Bank Partner portfolio composition and is recorded within financial guarantee liability in the Consolidated Balance

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Sheets. During 2019, Regions Bank indicated that it made a strategic decision to reduce its use of indirect lending programs and, consequently, did not renew its origination commitment when it expired on November 25, 2019. The non-renewal event prompted management to conclude as of December 31, 2019 that the likelihood of loss with respect to the Regions escrow account was probable of occurring. As of December 31, 2019, the estimated undiscounted value of the financial guarantee was $16.7 million, which was primarily attributable to the Regions Bank portfolio.
Recorded financial guarantees are typically settled within one year of the initial measurement of the liabilities. In estimating the obligation, we consider a variety of factors, including historical experience, management’s expectations of current customer delinquencies converting into Bank Partner portfolio losses and recent events and circumstances. We do not expect to directly recover any losses associated with this financial guarantee.
Note 15. Related Party Transactions
Lease
We lease office space from a related party under common management control for which lease expense is recognized within related party expenses in the Consolidated Statements of Operations and for which operating lease ROU assets and operating lease liabilities are recognized within those respective line items in the Consolidated Balance Sheets. Total operating lease cost related to this office space was $1,738, $1,691 and $1,486 for the years ended December 31, 2019, 2018 and 2017, respectively. Operating lease ROU assets and operating lease liabilities related to this office space were $5.2 million and $6.2 million, respectively, as of December 31, 2019.
Contractual and Other Arrangements
In April 2018, we entered into an agreement with an affiliate of a member of the Board of Directors whereby we receive certain executive search and recruiting services in exchange for a fee. We incurred expenses related to this arrangement of $0 and $315 during the years ended December 31, 2019 and 2018, respectively, which is presented within related party expenses in the Consolidated Statements of Operations. There was no payable related to this arrangement as of December 31, 2019 and 2018.
In August 2018, we entered into an agreement in which an unrelated third party acted as a placement agent in connection with certain Charged-Off Receivables transfers and received a fee from us based on the proceeds received from such transfers. In performing these services, the third party agreed to use an affiliate of a member of the Board and, as such, we determined this arrangement to be related party in nature. In December 2018, the unrelated third party assigned its role in the agreement to the affiliate entity itself; therefore, the arrangement remains a related party transaction. We incurred expenses related to this arrangement of $540 and $206 during the years ended December 31, 2019 and 2018, respectively, which are presented within related party expenses in the Consolidated Statements of Operations. There was no payable related to this arrangement as of December 31, 2019 and 2018.
We entered into non-interest bearing loan agreements with certain non-executive employees for which the remaining outstanding balances are forgiven ratably over designated periods based on continued employment with the Company. As of December 31, 2019 and 2018, the remaining outstanding balances on these loan agreements were $155 and $142, respectively, which are presented within related party receivables in the Consolidated Balance Sheets.
In August 2017, we incurred fees of $2.6 million due to an affiliate of one of the members of the board of managers in connection with finalizing our August 2017 term loan transaction. These costs were not directly attributable to the original term loan and were, therefore, expensed as incurred rather than deferred against the term loan balance. There were no remaining unpaid fees as of December 31, 2019. The unpaid portion of these fees of $0.5 million as of December 31, 2018 was recorded within related party liabilities in the Consolidated Balance Sheets.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

There were no equity-based payments to non-employees that resulted in related party expenses during the years ended December 31, 2019 and 2018. Equity-based payments to non-employees resulted in related party expenses of $285 for the year ended December 31, 2017.
Distributions
As of December 31, 2019, there were no unpaid portions of related party distributions or reserved payments recorded within related party liabilities in the Consolidated Balance Sheets. See Note 11 for distribution and payment details.
Financing Partner Arrangements
In June 2018, the outstanding receivables purchased by affiliates of two members of our Board from a Bank Partner in November 2016 for $20.0 million were sold to another Bank Partner, which is not a related party, and continue to be serviced by us. In connection with that receivable sale, the related party servicing agreement with us was terminated. As of December 31, 2018, we no longer had any such related party arrangements.
Consolidated Statements of Operations effects associated with our related party financing arrangements were as follows during the years indicated:

	Year Ended December 31,
	2018	2017
Servicing and other	$54	$146
Related party expenses(1)	—	428
(1)Expenses incurred related to related party bank partner credit losses.
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
Further, management concluded that GreenSky, Inc. is GS Holdings' primary beneficiary based on two conditions. First, GreenSky, Inc., in its capacity as managing member with sole voting rights, has the power to direct the activities of GS Holdings that most significantly impact its economic performance, including selecting, terminating and setting the compensation of management responsible for implementing GS Holdings' policies and procedures, as well as establishing the strategic, operating and capital decisions of GS Holdings in the ordinary course of business. Second, GreenSky, Inc. has an obligation to absorb potential losses of GS Holdings or the right to receive potential benefits from GS Holdings in proportion to its weighted average ownership interest, which was 34.6% for the year ended December 31, 2019. Management considers this exposure to be significant to GS Holdings. As the primary beneficiary, GreenSky, Inc. consolidates the results of GS Holdings for financial reporting purposes under the variable interest consolidation model guidance in ASC 810.
GreenSky, Inc.’s relationship with GS Holdings results in no recourse to the general credit of GreenSky, Inc. GS Holdings and its consolidated subsidiaries represent GreenSky, Inc.’s sole investment. GreenSky, Inc. shares in the income and losses of GS Holdings in direct proportion to GreenSky, Inc.’s ownership percentage.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following table presents the balances related to GS Holdings that are included in the Consolidated Balance Sheets as of the dates indicated, inclusive of GreenSky, Inc.'s interest in the variable interest entity.

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$177,730	$294,364
Restricted cash	250,081	155,109
Loan receivables held for sale, net	51,926	2,876
Accounts receivable, net	19,493	15,400
Related party receivables	156	142
Property, equipment and software, net	18,309	10,232
Operating lease right-of-use assets	11,268	—
Other assets	38,224	7,448
Total assets	$567,187	$485,571

Liabilities and Members Equity (Deficit)
Liabilities
Accounts payable	$11,912	$5,357
Accrued compensation and benefits	10,734	8,484
Other accrued expenses	3,244	1,015
Finance charge reversal liability	206,035	138,589
Term loan	384,497	386,822
Related party liabilities	—	825
Operating lease liabilities	13,884	—
Financial guarantee liability	16,698	626
Other liabilities	46,444	30,638
Total liabilities	$693,448	$572,356

Members Equity (Deficit)
Equity (deficit) attributable to Continuing LLC Members	(80,758)	(60,349)
Equity (deficit) attributable to GreenSky, Inc.	(45,503)	(26,436)
Total members equity (deficit)	(126,261)	(86,785)
Total liabilities and members equity (deficit)	$567,187	$485,571

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table reflects the impact of consolidation of GS Holdings into the Consolidated Statements of Operations for the years indicated.

	Year Ended December 31,
	2019	2018
Total revenue	$529,646	$414,673
Total costs and expenses	408,693	261,883
Operating profit	120,953	152,790
Total other income (expense), net	(22,297)	(19,276)
Net income	$98,656	$133,514
The following table reflects the cash flow impact of GS Holdings on the Consolidated Statements of Cash Flows for the years indicated.

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$153,327	$256,426
Net cash used in investing activities	(15,381)	(6,581)
Net cash used in financing activities	(159,608)	(154,210)
Net increase (decrease) in cash and cash equivalents and restricted cash	(21,662)	95,635
Cash and cash equivalents and restricted cash at beginning of period	449,473	353,838
Cash and cash equivalents and restricted cash at end of period	$427,811	$449,473

Note 18. Quarterly Consolidated Results of Operations Data (Unaudited)
The following table sets forth our quarterly consolidated results of operations data for each of the eight quarters in the period ended December 31, 2019. GS Holdings is our predecessor for accounting purposes and, accordingly, amounts prior to the Reorganization Transactions and IPO represent the historical consolidated operations of GS Holdings and its subsidiaries. The amounts during the period from May 24, 2018 through December 31, 2018 represent those of consolidated GreenSky, Inc. and its subsidiaries. Basic and diluted earnings per share of Class A common stock is applicable only for the period from May 24, 2018 through December 31, 2018, which is the period following the Reorganization Transactions and IPO. Prior to the Reorganization Transactions and IPO, GreenSky, Inc. did not engage in any business or other activities except in connection with its formation and initial capitalization. See Note 1 for further information on our organization and see Note 2 for further information on our earnings per share.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$103,700	$138,695	$153,415	$133,836	$529,646
Cost of revenue (exclusive of depreciation and amortization)	58,037	56,228	64,957	69,358	248,580
Total costs and expenses	92,212	92,189	101,017	123,275	408,693
Operating profit	11,488	46,506	52,398	10,561	120,953
Total other income (expense), net	(4,682)	(11,779)	(6,790)	(8,854)	(32,105)
Income before income tax expense (benefit)	6,806	34,727	45,608	1,707	88,848
Net income	7,401	39,193	44,075	5,304	95,973
Less: Net income attributable to noncontrolling interests	4,502	26,877	29,349	3,265	63,993
Net income attributable to GreenSky, Inc.	2,899	12,316	14,726	2,039	31,980
Earnings per share of Class A common stock:
Basic	$0.05	$0.20	$0.24	$0.03	$0.52
Diluted(1)	$0.05	$0.19	$0.23	$0.03	$0.49

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$85,326	$105,704	$113,912	$109,731	$414,673
Cost of revenue (exclusive of depreciation and amortization)	36,130	33,765	35,374	55,170	160,439
Total costs and expenses	61,749	58,896	59,655	81,583	261,883
Operating profit	23,577	46,808	54,257	28,148	152,790
Total other income (expense), net	(4,973)	(4,398)	(5,170)	(4,735)	(19,276)
Income before income tax expense (benefit)	18,604	42,410	49,087	23,413	133,514
Net income	18,604	40,816	45,712	22,848	127,980
Less: Net income attributable to noncontrolling interests	18,604	35,266	33,711	16,143	103,724
Net income attributable to GreenSky, Inc.	N/A	5,550	12,001	6,705	24,256
Earnings per share of Class A common stock:
Basic	N/A	$0.10	$0.21	$0.12	$0.43
Diluted(1)	N/A	$0.09	$0.20	$0.11	$0.41
(1)Year-to-date results may not agree to the sum of individual quarterly results due to rounding.
Note 19. Subsequent Events
Management determined that the following events subsequent to December 31, 2019 were required for disclosure:
Sale of loan receivables held for sale
The Company executed a sale of loan receivables held for sale of $24.1 million within the Company's Bank Partner network.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Distributions
GS Holdings finalized and paid tax distributions of $45.5 million to its members (including GreenSky, Inc.) and paid previously declared but unpaid non-tax distributions of $1.7 million to certain of its members upon vesting of their equity in GS Holdings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2019.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Act, for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under management's supervision, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 was conducted based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control – Integrated Framework" (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
During the fourth quarter ended December 31, 2019, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information contained under the captions "Proposal One: Election of Directors," "Executive Officers of GreenSky," "Delinquent Section 16(a) Reports" and "Corporate Governance" in our definitive Proxy Statement with respect to our 2020 Annual Meeting.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information contained under the caption "Executive and Director Compensation" in our definitive Proxy Statement with respect to our 2020 Annual Meeting.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information contained under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive Proxy Statement with respect to our 2020 Annual Meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information contained under the captions "Related Party Transactions" and "Corporate Governance" in our definitive Proxy Statement with respect to our 2020 Annual Meeting.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information contained under the caption "Auditor Fees" in our definitive Proxy Statement with respect to our 2020 Annual Meeting.

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

(2) Financial Statement Schedules
The following financial statement schedules are included in this Form 10-K:
•Schedule II. Valuation and Qualifying Accounts is presented for the years ended December 31, 2019, 2018 and 2017.
All remaining schedules are omitted and are not applicable or not required, or the required information is presented in the financial statements or notes thereto.
(3) Exhibits

Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number Reference
3.1	Amended and Restated Certificate of Incorporation of GreenSky, Inc.	8-K	001-38506	May 29, 2018	3.1
3.2	Amended and Restated Bylaws of GreenSky, Inc. (Effective as of January 31, 2019)	8-K	001-38506	February 6, 2019	3.1
4.1*	Description of Class A Common Stock of GreenSky, Inc.
4.2	Specimen Stock Certificate for shares of Class A Common Stock of GreenSky, Inc.	S-1/A	333-224505	May 7, 2018	4.1
4.3	Registration Rights Agreement, dated May 23, 2018	8-K	001-38506	May 29, 2018	4.1
10.1†	GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	10-Q	001-38506	August 10, 2018	10.1
10.1(a)†	Form of Incentive Stock Option Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	10-K	001-38506	March 15, 2019	10.1(a)
10.1(b)†	Form of Non-Qualified Stock Option Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	10-K	001-38506	March 15, 2019	10.1(b)
10.1(c)†	Form of Restricted Stock Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	10-K	001-38506	March 15, 2019	10.1(c)
10.1(d)†	Form of Restricted Stock Unit Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	10-K	001-38506	March 15, 2019	10.1(d)
10.2†	GreenSky Holdings, LLC Equity Incentive Plan	S-1/A	333-224505	May 7, 2018	10.23
10.3†	GreenSky, Inc. Annual Incentive Plan	8-K	001-38506	February 6, 2019	10.1
10.4†	GreenSky, Inc. Executive Severance Plan	8-K	001-38506	April 4, 2019	10.1
10.5†	Employment Agreement, dated September 25, 2014, with David Zalik	S-1	333-224505	April 27, 2018	10.4
10.6†	Offer Letter, dated January 2, 2012, for Timothy D. Kaliban	S-1/A	333-224505	May 7, 2018	10.5
10.7	Form of Indemnification Agreement for each of GreenSky Inc.’s directors and executive officers	S-1	333-224505	April 27, 2018	10.7
10.8	Second Amended and Restated Operating Agreement of GreenSky Holdings, LLC, dated May 23, 2018	8-K	001-38506	May 29, 2018	10.3
10.8(a)	First Amendment to Second Amended and Restated Operating Agreement of GreenSky Holdings, LLC, dated August 24, 2018	10-Q	001-38506	November 9, 2018	10.1
10.9	Tax Receivable Agreement, dated May 23, 2018	8-K	001-38506	May 29, 2018	10.1
10.10	Exchange Agreement, dated May 23, 2018	8-K	001-38506	May 29, 2018	10.2
10.11	Credit Agreement, as amended, with JPMorgan Chase Bank, N.A.	S-1	333-224505	April 27, 2018	10.8
10.12	Phoenix Blackstone Center Lease, as amended, with Phoenix Blackstone, LLC	S-1/A	333-224505	May 7, 2018	10.18
10.13#	Second Amended and Restated GreenSky Installment Loan Program Agreement, dated April 26, 2018, between GreenSky, LLC and Home Depot U.S.A., Inc.	S-1/A	333-224505	May 7, 2018	10.17

Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number Reference
10.14#	Amended and Restated Co-Branded MasterCard Card Program Agreement, as amended, between GreenSky, LLC (formerly GreenSky Trade Credit, LLC) and Comdata Network, Inc.	S-1/A	333-224505	May 7, 2018	10.16
10.14(a)#	Fourth Amendment to Amended and Restated Co-Branded MasterCard Card Program Agreement, dated August 3, 2018, between GreenSky, LLC and Comdata Network, Inc.	10-Q	001-38506	November 9, 2018	10.2
10.15#	Second Amended and Restated Loan Origination Agreement, as amended, between GreenSky, LLC and SunTrust Bank	S-1	333-224505	April 27, 2018	10.9
10.15(a)#	Amendment No. 3 to Second Amended and Restated Loan Origination Agreement, dated September 28, 2018, among GreenSky, LLC, GreenSky Servicing, LLC and SunTrust Bank	10-Q	001-38506	November 9, 2018	10.3
10.15(b)#	Amendment No. 4 to Second Amended and Restated Loan Origination Agreement, dated February 20, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and SunTrust Bank	10-Q	001-38506	May 15, 2019	10.2
10.15(c)#	Second Amended and Restated Servicing Agreement, as amended, between GreenSky, LLC and SunTrust Bank	S-1	333-224505	April 27, 2018	10.10
10.15(d)#	Amendment No. 3 to Second Amended and Restated Servicing Agreement, dated March 20, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and SunTrust Bank	10-Q	001-38506	May 15, 2019	10.3
10.15(e)#	Amendment No. 4 to Second Amended and Restated Servicing Agreement, dated April 9, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and SunTrust Bank	10-Q	001-38506	August 14, 2019	10.1
10.15(f)#	Amendment No. 5 to Second Amended and Restated Servicing Agreement, dated June 21, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and SunTrust Bank	10-Q	001-38506	August 14, 2019	10.2
10.15(g)#	Amendment No. 6 to Second Amended and Restated Servicing Agreement, dated July 10, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and SunTrust Bank	10-Q	001-38506	November 14, 2019	10.1
10.15(h)	Amendment No. 7 to Second Amended and Restated Servicing Agreement, dated July 10, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and SunTrust Bank	10-Q	001-38506	November 14, 2019	10.2
10.16#	Servicing Agreement, as amended, between GreenSky, LLC and Regions Bank	S-1	333-224505	April 27, 2018	10.12
10.17#	Loan Origination Agreement, as amended, between GreenSky, LLC and Synovus Bank	S-1	333-224505	April 27, 2018	10.13
10.17(a)#	Fifth Amendment to Loan Origination Agreement, dated May 21, 2018, between GreenSky, LLC and Synovus Bank	8-K	001-38506	May 29, 2018	10.6
10.17(b)#	Sixth Amendment to Loan Origination Agreement, dated September 5, 2018, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	November 9, 2018	10.6
10.17(c)#	Seventh Amendment to Loan Origination Agreement, dated December 5, 2018, between GreenSky, LLC and Synovus Bank	10-K	001-38506	March 15, 2019	10.16(c)
10.17(d)#	Eighth Amendment to Loan Origination Agreement, dated September 30, 2019, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	November 14, 2019	10.3
10.17(e)#	Servicing Agreement, as amended, between GreenSky, LLC and Synovus Bank	S-1	333-224505	April 27, 2018	10.14
10.17(f)#	Fourth Amendment to Servicing Agreement, dated May 21, 2018, between GreenSky, LLC and Synovus Bank	8-K	001-38506	May 29, 2018	10.7
10.17(g)#	Fifth Amendment to Servicing Agreement, dated September 27, 2018, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	November 9, 2018	10.5
10.17(h)#	Sixth Amendment to Servicing Agreement, dated December 5, 2018, between GreenSky, LLC and Synovus Bank	10-K	001-38506	March 15, 2019	10.16(g)

Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number Reference
10.17(i)#	Seventh Amendment to Servicing Agreement, dated December 28, 2018, between GreenSky, LLC and Synovus Bank	10-K	001-38506	March 15, 2019	10.16(h)
10.17(j)#	Eighth Amendment to Servicing Agreement, dated March 22, 2019, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	May 15, 2019	10.4
10.17(k)#	Ninth Amendment to Servicing Agreement, dated September 30, 2019, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	November 14, 2019	10.4
10.18*#	Amended and Restated Loan Origination Agreement, dated December 20, 2019, between GreenSky, LLC and Fifth Third Bank, National Association
10.18(a)*#	Amended and Restated Servicing Agreement, dated December 20, 2019, between GreenSky, LLC and Fifth Third Bank, National Association
10.19#	Loan Origination Agreement, dated November 5, 2018, between GreenSky, LLC and BMO Harris Bank N.A.	10-K	001-38506	March 15, 2019	10.18
10.19(a)#	Servicing Agreement, dated November 5, 2018, between GreenSky, LLC and BMO Harris Bank N.A.	10-K	001-38506	March 15, 2019	10.18(a)
21*	List of Subsidiaries of GreenSky, Inc.
23*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	The following financial information from GreenSky, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Changes in Equity (Deficit) for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
#	Certain portions of this exhibit have been excluded because they are both not material and would likely cause competitive harm to the Company if publicly disclosed.
†	Management contract, compensatory plan or arrangement.
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

GREENSKY, INC.

March 2, 2020	By	/s/ David Zalik
David Zalik Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 2, 2020.

Signatures	Title
/s/ David Zalik	Chief Executive Officer and Chairman of the Board of Directors
David Zalik	(Principal Executive Officer)

/s/ Robert Partlow	Executive Vice President and Chief Financial Officer
Robert Partlow	(Principal Financial and Accounting Officer)

/s/ Gerald Benjamin	Chief Administrative Officer, Vice Chairman and Director
Gerald Benjamin

/s/ Joel Babbit	Director
Joel Babbit

/s/ Arthur Bacci	Director
Arthur Bacci

/s/ John Flynn	Director
John Flynn

/s/ Gregg Freishtat	Director
Gregg Freishtat

/s/ Robert Sheft	Director
Robert Sheft

Schedule II. Valuation and Qualifying Accounts
GreenSky, Inc. and Subsidiaries

		Additions
	Balance at beginning of period	Charged to costs and expenses(1)	Charged to other accounts(1)	Deductions	Balance at end of period
	(in thousands)
Year Ended December 31, 2017
Allowance for losses on accounts receivable	$366	$817	$16	$(923)	$276
Valuation allowance on loan receivables held for sale	—	3,551	—	(2,967)	584
Year Ended December 31, 2018
Allowance for losses on accounts receivable	$276	$1,294	$17	$(1,419)	$168
Valuation allowance on loan receivables held for sale	584	2,671	—	(2,579)	676
Year Ended December 31, 2019
Allowance for losses on accounts receivable	$168	$950	$—	$(880)	$238
Valuation allowance on loan receivables held for sale	676	3,895	—	(2,606)	1,965
(1)Includes bad debt recoveries.