Form 10-Q
period 2020-03-31
GreenSky, Inc.
filed 2020-05-11
CIK 1712923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding as of April 30, 2020
Class A, $0.01 par value(1)	66,343,091
Class B, $0.001 par value(2)	113,301,368
(1) Includes 2,350,442 shares of unvested Class A common stock awards.
(2) Includes 917,740 shares of Class B common stock associated with unvested GreenSky Holdings, LLC units.

GreenSky, Inc.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. These forward-looking statements reflect our current views with respect to, among other things, the outcome of our exploration of strategic alternatives, including the terms, structure and timing of any resulting transactions; our operations; our financial performance; the Company’s ability to retain existing, and attract new, merchants and Bank Partners or other funding partners, including the risk that one or more Bank Partners do not renew or reduce their funding commitments; the timing and availability of the SPV Facility (as defined in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”); sales of loan participations or asset-backed securities by the SPV; completion of New Institutional Financings (as defined in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”); our funding capacity; the launch and performance of new products; the extent and duration of the COVID-19 pandemic and its impact on the Company, its Bank Partners and merchants, GreenSky program borrowers, loan demand (including, in particular, for elective healthcare procedures), the capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for our products; and our ability to mitigate or manage disruptions to our business posed by COVID-19. You generally can identify these statements by the use of words such as "outlook," "potential," "continue," "may," "seek," "approximately," "predict," "believe," "expect," "plan," "intend," "estimate" or "anticipate" and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as "will," "should," "would," "likely" and "could." These statements may be found under Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part II, Item 1A "Risk Factors" of this Form 10-Q. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GreenSky, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(United States Dollars in thousands, except share data)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$176,707	$195,760
Restricted cash	272,966	250,081
Loan receivables held for sale, net	21,059	51,926
Accounts receivable, net of allowance of $262 and $238, respectively	19,065	19,493
Related party receivables	113	156
Property, equipment and software, net	19,417	18,309
Operating lease right-of-use assets	10,437	11,268
Deferred tax assets, net	377,988	364,841
Other assets	40,626	39,214
Total assets	$938,378	$951,048
Liabilities and Equity (Deficit)
Liabilities
Accounts payable	$19,853	$11,912
Accrued compensation and benefits	3,853	10,734
Other accrued expenses	5,041	3,244
Finance charge reversal liability	213,158	206,035
Term loan	383,913	384,497
Tax receivable agreement liability	312,326	311,670
Operating lease liabilities	13,111	13,884
Financial guarantee liability	153,117	16,698
Other liabilities	47,502	47,317
Total liabilities	1,151,874	1,005,991
Commitments, Contingencies and Guarantees (Note 14)
Equity (Deficit)
Class A common stock, $0.01 par value and 80,320,620 shares issued and 66,366,882 shares outstanding at March 31, 2020 and 80,089,739 shares issued and 66,424,838 shares outstanding at December 31, 2019	802	800
Class B common stock, $0.001 par value and 113,301,368 shares issued and outstanding at March 31, 2020 and 113,517,198 shares issued and outstanding at December 31, 2019	114	114
Additional paid-in capital	116,093	115,782
Retained earnings	20,379	56,109
Treasury stock	(146,888)	(146,234)
Accumulated other comprehensive income (loss)	(4,294)	(756)
Noncontrolling interests	(199,702)	(80,758)
Total equity (deficit)	(213,496)	(54,943)
Total liabilities and equity (deficit)	$938,378	$951,048

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(United States Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue
Transaction fees	$89,884	$84,048
Servicing and other	31,286	19,652
Total revenue	121,170	103,700
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	71,775	58,037
Compensation and benefits	22,434	19,633
Sales and marketing	789	1,203
Property, office and technology	4,022	4,414
Depreciation and amortization	2,445	1,467
General and administrative	6,711	5,700
Financial guarantee	18,408	1,222
Related party	477	536
Total costs and expenses	127,061	92,212
Operating profit (loss)	(5,891)	11,488
Other income (expense), net
Interest and dividend income	1,309	1,596
Interest expense	(5,620)	(6,243)
Other gains (losses), net	(1,612)	(35)
Total other income (expense), net	(5,923)	(4,682)
Income (loss) before income tax expense (benefit)	(11,814)	6,806
Income tax expense (benefit)	(895)	(595)
Net income (loss)	$(10,919)	$7,401
Less: Net income (loss) attributable to noncontrolling interests	(7,585)	4,502
Net income (loss) attributable to GreenSky, Inc.	$(3,334)	$2,899

Earnings (loss) per share of Class A common stock:
Basic	$(0.05)	$0.05
Diluted	$(0.05)	$0.05

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(United States Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(10,919)	$7,401
Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on interest rate swap arising during the period	(11,824)	—
Reclassification of interest rate swap settlements into interest expense (income) during the period	98	—
Other comprehensive income (loss), net of tax	(11,726)	—
Comprehensive income (loss)	(22,645)	7,401
Less: Comprehensive income (loss) attributable to noncontrolling interests	(15,773)	4,502
Comprehensive income (loss) attributable to GreenSky, Inc.	$(6,872)	$2,899

`

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Unaudited)
(United States Dollars in thousands, except share data)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2019	66,424,838	113,517,198	$800	$114	$115,782	$56,109	$(146,234)	$(756)	$(80,758)	$(54,943)
Net income (loss)	—	—	—	—	—	(3,334)	—	—	(7,585)	(10,919)
Cumulative effect of accounting change(1)	—	—	—	—	—	(32,212)	—	—	(75,447)	(107,659)
Class A common stock option exercises	15,051	—	—	—	(73)	—	—	—	—	(73)
Class B common stock exchanges	215,830	(215,830)	2	—	(2)	—	—	—	—	—
Forfeited share-based compensation awards	(181,794)	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(107,043)	—	—	—	—	—	(654)	—	—	(654)
Distributions	—	—	—	—	—	(184)	—	—	(30,953)	(31,137)
Share-based compensation	—	—	—	—	3,495	—	—	—	—	3,495
Equity-based payments to non-employees	—	—	—	—	4	—	—	—	—	4
Tax adjustments	—	—	—	—	116	—	—	—	—	116
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	(3,229)	—	—	—	3,229	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(3,538)	(8,188)	(11,726)
Balance at March 31, 2020	66,366,882	113,301,368	$802	$114	$116,093	$20,379	$(146,888)	$(4,294)	$(199,702)	$(213,496)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at December 31, 2018	54,504,902	128,549,555	$591	$129	$44,524	$24,218	$(43,878)	$(60,349)	$(34,765)
Net income (loss)	—	—	—	—	—	2,899	—	4,502	7,401
Cumulative effect of accounting change	—	—	—	—	—	(28)	—	(66)	(94)
Issuance of unvested Class A common stock awards	1,393,480	—	14	—	(14)	—	—	—	—
Class A common stock option exercises	127,427	—	1	—	(403)	—	—	—	(402)
Class B common stock exchanges	10,451,616	(10,520,856)	105	(11)	(836)	—	—	—	(742)
Class B warrant exercises	—	1,180,163	—	1	(1)	—	—	—	—
Forfeited share-based compensation awards	(44,434)	(21,000)	—	—	—	—	—	—	—
Treasury stock purchases	(4,281,444)	—	—	—	—	—	(50,950)	—	(50,950)
Distributions	—	—	—	—	—	(59)	—	(845)	(904)
Share-based compensation	—	—	—	—	2,665	—	—	—	2,665
Equity-based payments to non-employees	—	—	—	—	3	—	—	—	3
Tax adjustments	—	—	—	—	4,528	—	—	—	4,528
Impact on noncontrolling interest of change in ownership during period	—	—	—	—	30,077	—	—	(30,077)	—
Balance at March 31, 2019	62,151,547	119,187,862	$711	$119	$80,543	$27,030	$(94,828)	$(86,835)	$(73,260)

(1)Represents the cumulative effect resulting from our adoption of the Financial Accounting Standards Board Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments. See Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our implementation.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(United States Dollars in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(10,919)	$7,401
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,445	1,467
Share-based compensation expense	3,495	2,665
Equity-based payments to non-employees	4	3
Fair value change in servicing assets and liabilities	(2,306)	181
Operating lease liability payments	(145)	(145)
Financial guarantee losses	18,408	417
Amortization of debt related costs	416	421
Original issuance discount on term loan payment	(10)	(10)
Income tax expense (benefit)	(895)	(595)
Impairment losses	72	—
Changes in assets and liabilities:
(Increase) decrease in loan receivables held for sale	30,867	878
(Increase) decrease in accounts receivable	428	(2,672)
(Increase) decrease in related party receivables	43	17
(Increase) decrease in other assets	375	(273)
Increase (decrease) in accounts payable	7,941	14,713
Increase (decrease) in finance charge reversal liability	7,123	11,009
Increase (decrease) in other liabilities	(16,295)	7,978
Net cash provided by operating activities	41,047	43,455
Cash flows from investing activities
Purchases of property, equipment and software	(3,354)	(3,391)
Net cash used in investing activities	(3,354)	(3,391)
Cash flows from financing activities
Repayments of term loan	(990)	(990)
Class A common stock repurchases	—	(51,047)
Member distributions	(32,798)	(2,724)
Proceeds from option exercises	—	174
Payment of option exercise taxes	(73)	(576)
Payment of taxes on Class B common stock exchanges	—	(742)
Net cash used in financing activities	(33,861)	(55,905)
Net increase (decrease) in cash and cash equivalents and restricted cash	3,832	(15,841)
Cash and cash equivalents and restricted cash at beginning of period	445,841	458,499
Cash and cash equivalents and restricted cash at end of period	$449,673	$442,658

Supplemental non-cash investing and financing activities
Tax withholding on equity awards accrued but not paid	$654	$—
Distributions accrued but not paid	4,317	8,247
Capitalized software costs accrued but not paid	66	—
Treasury stock traded but not settled	—	1,934

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards
Organization
Unless the context requires otherwise, "we," "us," "our," "GreenSky" and "the Company" refer to GreenSky, Inc. and its subsidiaries. "Bank Partners" are the federally insured banks that originate loans under the consumer financing and payments program that we administer for use by merchants on behalf of such banks in connection with which we provide point-of-sale financing and payments technology and related marketing, servicing, collection and other services (the "GreenSky program" or "program").
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
GreenSky, Inc. was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an initial public offering ("IPO") of its Class A common stock and certain Reorganization Transactions, as further described in the GreenSky, Inc. Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 2, 2020 (the "2019 Form 10-K"), in order to carry on the business of GreenSky Holdings, LLC (“GS Holdings”) and its consolidated subsidiaries. GS Holdings, a holding company with no operating assets or operations, was organized in August 2017. On August 24, 2017, GS Holdings acquired a 100% interest in GreenSky, LLC ("GSLLC"), a Georgia limited liability company, which is an operating entity. Common membership interests of GS Holdings are referred to as "Holdco Units." On May 24, 2018, the Company's Class A common stock commenced trading on the Nasdaq Global Select Market in connection with its IPO.
The IPO and Reorganization Transactions resulted in the Company becoming the sole managing member of GS Holdings. As the sole managing member of GS Holdings, we operate and control all of GS Holdings’ operations and, through GS Holdings and its subsidiaries, conduct GS Holdings’ business. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Unaudited Condensed Consolidated Financial Statements representing the GS Holdings interests held by the Continuing LLC Members, as such term is defined in the 2019 Form 10-K. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the noncontrolling interest.
Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements were prepared in accordance with the rules and regulations of the SEC for interim financial statements. We condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with the 2019 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our financial condition and results of operations for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2019, was derived from the audited annual

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements required by United States generally accepted accounting principles ("GAAP"). All intercompany balances and transactions are eliminated upon consolidation. The results for the three months ended March 31, 2020 are not necessarily indicative of results expected for the full year.
Consistent with the 2019 Form 10-K, for the three months ended March 31, 2020, we created distinct financial statement line items in our Unaudited Condensed Consolidated Financial Statements associated with the contingent component of our financial guarantee as follows: (i) financial guarantee expense in the Unaudited Condensed Consolidated Statements of Operations (previously presented within general and administrative expense); and (ii) financial guarantee losses as an adjustment to reconcile net income (loss) to net cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows (previously presented within the change in other liabilities). The classification of the financial guarantee expense for the three months ended March 31, 2019 of $1,222 thousand and the classification of the financial guarantee losses for the three months ended March 31, 2019 of $417 thousand were changed to conform to the current presentation.
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
Cash and Cash Equivalents and Restricted Cash
Cash Equivalents
We consider all highly liquid investments that mature three months or less from the date of purchase to be cash equivalents. Cash equivalents include money market mutual fund accounts, which are invested in government securities that are either guaranteed by the Federal Deposit Insurance Corporation of the U.S. government ("FDIC") or are secured by U.S. government-issued collateral for which the risk of loss from nonpayment is presumed to be zero. As such, we do not establish an allowance for credit losses on our cash equivalents. Further, the carrying amounts of our cash equivalents approximate their fair values due to their short maturities and highly liquid nature. Refer to "Recently Adopted Accounting Standards" in this Note 1 for discussion of our adoption of the provisions of Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), effective January 1, 2020 and Note 3 for additional information on our fair value measurement.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets to the total included within the Unaudited Condensed Consolidated Statements of Cash Flows as of the dates indicated.

	March 31,
	2020	2019
Cash and cash equivalents	$176,707	$267,798
Restricted cash	272,966	174,860
Cash and cash equivalents and restricted cash in Unaudited Condensed Consolidated Statements of Cash Flows	$449,673	$442,658
Accounts Receivable
Accounts receivable are recorded at their original invoice amounts, which are reduced by any allowance for uncollectible amounts. Effective January 1, 2020, we adopted the provisions of ASU 2016-13, which requires upfront recognition of lifetime expected credit losses using a current expected credit loss model. In accordance with

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

the standard, we pool our accounts receivable, all of which are short-term in nature and arise from contracts with customers, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. We use the aging method to establish an allowance for expected credit losses on accounts receivable balances and consider whether current conditions or reasonable and supportable forecasts about future conditions warrant an adjustment to our historical loss experience. In applying such adjustments, we primarily consider changes in counterparty credit risk and changes in the underlying macroeconomic environment. Accounts receivable are written off once delinquency exceeds 90 days. Recoveries of previously written off accounts receivable are recognized on a collected basis as a reduction to the provision for bad debt expense, which is included within general and administrative expense in the Unaudited Condensed Consolidated Statements of Operations. The allowance for uncollectible amounts for periods prior to January 1, 2020 continue to be presented and disclosed under legacy guidance in Accounting Standards Codification ("ASC") 310, Receivables. Refer to "Recently Adopted Accounting Standards" in this Note 1 for discussion of our adoption of the provisions of ASU 2016-13 and Note 5 for additional information on our accounts receivable.
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
We apply the market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities, to value our cash and cash equivalents, loan receivables held for sale and term loan. We apply the income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount, to value our finance charge reversal ("FCR") liability and servicing assets and liabilities. We determine the fair value of our interest rate swap by applying a discounted cash flow model based on observable market factors and credit factors specific to us.
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
The FCR component of our Bank Partner contracts, which arrangements are detailed in Note 3, qualifies as an embedded derivative. The FCR liability is not designated as a hedge for accounting purposes and, as such, changes in its fair value are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. Refer to Note 8 for additional derivative disclosures.
Financial Guarantees
Under the terms of the contracts with our Bank Partners, we provide limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses by holding cash in restricted, interest-bearing escrow accounts in an amount equal to a contractual percentage of the Bank Partners’ monthly originations and month-end outstanding portfolio balance. Our maximum exposure to Bank Partner portfolio credit losses is contractually limited to the escrow that we establish with each Bank Partner. Cash set aside to meet this requirement is classified as restricted cash in our Unaudited Condensed Consolidated Balance Sheets.
Our contracts with our Bank Partners entitle us to incentive payments when the finance charges billed to borrowers exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses. This incentive payment varies from month to month, primarily due to the amount of realized credit losses. If credit losses exceed an agreed-upon threshold, we are obligated to make limited payments to our Bank Partners, which obligation represents a financial guarantee in accordance with ASC 460, Guarantees. Under ASC 460, the guarantor undertakes a noncontingent obligation to stand ready to perform over the term of the guarantee and a contingent obligation to make future payments if the triggering events or conditions under the guarantee arrangements occur.
Effective January 1, 2020, we adopted the provisions of ASU 2016-13, which apply only to the contingent aspect of the guarantee arrangement. Under the new standard, we are required to estimate the expected credit losses over the contractual period in which we are exposed to credit risk via a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the issuer. As applied to our financial guarantee arrangements, we are required to estimate expected credit losses, and the impact of those estimates on our potential escrow payments, for loans within our Bank Partner portfolios that are either funded or approved for funding at the measurement date, but are precluded from including future loan originations by our Bank Partners. Consistent with the modeling of loan losses for any consumer loan portfolio assumed to go into "run-off," our recognized financial guarantee liability under this model represents a significant portion of the contractual escrow that we establish with each Bank Partner. Typically, additional financial guarantee liabilities are recorded as new Bank Partner loans are facilitated, along with a corresponding non-cash charge recorded as financial guarantee expense in the Unaudited Condensed Consolidated Statements of Operations. Historically, our actual cash payments required under the financial guarantee arrangements have been immaterial for our ongoing Bank Partners.
As the terms of our guarantee arrangements are determined contractually with each Bank Partner, we measure our contingent obligation separately for each Bank Partner using a discounted cash flow method based on estimates of the outstanding loan attributes of the Bank Partner's loan servicing portfolio and our expectations of forecasted information, including macroeconomic conditions, over the period which our financial guarantee is expected to be used in a "run-off" scenario. We use our historical experience as a basis for estimating escrow usage and adjust for current conditions or forecasts of future conditions if they are determined to vary from our historical

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

experience. Refer to "Recently Adopted Accounting Standards" in this Note 1 for discussion of our adoption of the provisions of ASU 2016-13 and Note 14 for additional information on our financial guarantees.
For periods prior to January 1, 2020, the contingent aspect of the financial guarantee continues to be presented and disclosed in accordance with legacy guidance in ASC 450, Contingencies. Under this guidance, the contingent aspect of the financial guarantee represented the amount of payments to Bank Partners from the escrow accounts that we expected to be probable of occurring based on Bank Partner portfolio composition and our near-term expectation of credit losses. In estimating the obligation, we considered a variety of factors, including historical experience, management’s expectations of current customer delinquencies converting into Bank Partner portfolio credit losses and recent events and circumstances.
Revenue Recognition
Disaggregated revenue
Revenue disaggregated by type of service was as follows for the periods presented:

	Three Months Ended March 31,
	2020	2019
Merchant fees	$81,415	$74,094
Interchange fees	8,469	9,954
Transaction fees	89,884	84,048
Servicing fees(1)	31,283	19,633
Other(2)	3	19
Servicing and other	31,286	19,652
Total revenue	$121,170	$103,700
(1)For the three months ended March 31, 2020, includes a $1,789 thousand increase in fair value of our servicing asset primarily associated with the growth in Bank Partner loan servicing portfolios. Refer to Note 3 for additional information.
(2)Other revenue includes miscellaneous revenue items that are individually immaterial. Other revenue is presented separately herein in order to clearly present merchant, interchange and servicing fees, which are more integral to our primary operations and better enable financial statement users to calculate metrics such as servicing and merchant fee yields.
We have no remaining performance obligations as of March 31, 2020. No assets were recognized from the costs to obtain or fulfill a contract with a customer as of March 31, 2020 and December 31, 2019. Volume-based price concessions to merchants and Sponsors that were netted against the gross transaction price were $5,029 thousand and $5,908 thousand for the three months ended March 31, 2020 and 2019, respectively. "Sponsors" refers to manufacturers, their captive and franchised showroom operations, and trade associations with which we partner to onboard merchants. We recognized bad debt expense arising from our contracts with customers of $177 thousand and $209 thousand during the three months ended March 31, 2020 and 2019, respectively, which is recorded within general and administrative expense in our Unaudited Condensed Consolidated Statements of Operations.
Recently Adopted Accounting Standards
Measurement of credit losses on financial instruments
In June 2016, the FASB issued ASU 2016-13, which requires upfront recognition of lifetime expected credit losses on certain financial instruments (or groups of financial instruments) using a current expected credit loss ("CECL") model. The standard is intended to better align the recognition of credit losses on financial instruments with management’s expectations of the net amount of principal balance expected to be collected on such financial instruments. Under CECL, management must determine expected credit losses for certain financial instruments held at the reporting date based on relevant information about past events, including historical experience, current

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

conditions and reasonable and supportable forecasts. We adopted the standard as of January 1, 2020. Comparative periods continue to be presented and disclosed in accordance with applicable legacy guidance.
Our primary financial instruments in the scope of CECL include cash equivalents, accounts receivable and off-balance sheet credit exposures under our financial guarantee arrangements with our Bank Partners, each of which is discussed in further detail below (as it relates to our implementation of the new standard) and within the respective sub-headings under "Summary of Significant Accounting Policies" in this Note 1.
Cash Equivalents
As our cash equivalents are invested in government securities that are either guaranteed by the FDIC or are secured by U.S. government-issued collateral, the risk of loss from nonpayment is presumed to be zero. As such, we did not establish an allowance for credit losses on our cash equivalents upon our adoption of the standard.
Accounts Receivable
We pool our accounts receivable, all of which are short-term in nature and arise from contracts with customers, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. Historically, the majority of our accounts receivable did not have write-offs. For accounts receivables for which we historically experienced losses, we used an aging method and the average 12-month historical loss rate as a basis for estimating credit losses on the current accounts receivable balance. In the absence of relevant historical loss experience for the other pools of accounts receivables, we also used this average 12-month loss rate to inform our estimate of credit losses on those balances. For each pool of accounts receivable, we considered the conditions at the adoption date, such as the manner in which we collect funds, our counterparty credit risk and the underlying macroeconomic environment, and determined that the current conditions were comparable to our historical conditions. Further, given that we establish an allowance for all delinquent accounts receivable (typically deemed to be 31 days or more past due), providing for a maximum 30-day term of our accounts receivable balances, we determined that the forecasts about future conditions were also comparable to our historical conditions. As such, we did not adjust our historical loss rates at the adoption date and we continue to establish an allowance for a portion of current accounts receivable and all delinquent accounts receivable.
Based on this methodology, we determined that the allowance for uncollectible accounts measured under the new standard at the adoption date for our pools of accounts receivable for which no history of losses existed was immaterial to our consolidated financial statements. Additionally, we determined that there was no impact from our adoption of the standard on the allowance for uncollectible accounts for our accounts receivable for which we historically experienced losses. Therefore, our adoption of the standard on January 1, 2020 did not have any impact on our consolidated financial statements. Refer to Note 5 for additional information on our accounts receivable.
Financial Guarantees
We are required to estimate expected credit losses, and the impact of those estimates on our potential escrow payments, for loans within our Bank Partner portfolios that are either funded or approved for funding at the measurement date, but are precluded from including future loan originations by our Bank Partners. We used a discounted cash flow method to estimate our expected risk of loss under the contingent aspect of our financial guarantees for each Bank Partner. In determining this measure, we forecasted each Bank Partner's loan portfolio composition in a "run-off" scenario, which is primarily impacted by assumptions around prepayments and loan pay downs. Our prepayment and loan pay down assumptions were derived from historical behavior curves for each loan plan and were applied to each Bank Partner's portfolio based on its composition of loans and where such loans were in their economic life cycle. The loan portfolio composition additionally informs our forecasts of the components that determine our incentive payments or, alternatively, escrow usage. Further, we use lifetime historical credit loss experience for each loan plan as a basis for estimating future credit losses. At adoption on January 1, 2020, we determined that the macroeconomic conditions representing the largest potential indicators of changes in credit losses, particularly the unemployment rate, were comparable to our historical conditions. Further, as our forecast period for escrow usage in a "run-off" scenario is typically relatively short-term in nature, we determined that the forecasts about future conditions were also comparable to our historical conditions. As such, we did not adjust our historical credit loss rates at the adoption date for our financial guarantee arrangements.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

As a result of adopting this standard, we recorded an additional financial guarantee liability of $118.0 million and a corresponding cumulative-effect adjustment to equity at the adoption date, including $32.2 million to retained earnings, net of the impact of a $10.4 million increase in deferred tax assets, and $75.4 million to noncontrolling interest. Our recognized financial guarantee liability subsequent to our adoption of the new standard of $134.7 million represented a significant portion of our $150.4 million contractual escrow that was included in our restricted cash balance as of December 31, 2019. Historically, our actual cash payments required under the financial guarantee arrangements have been immaterial for our ongoing Bank Partners. Refer to Note 14 for additional information on our financial guarantees.
Customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract
In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. This standard also requires entities to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and to apply the existing impairment guidance in ASC 350-40, Internal-Use Software, to the capitalized implementation costs as if the costs were long-lived assets. The standard clarifies that such capitalized implementation costs are also subject to the guidance on abandonment in ASC 360, Property, Plant, and Equipment.
In addition, this standard requires alignment in presentation between: (i) the expense related to the capitalized implementation costs and the fees associated with the hosting element (service) of the arrangement on the statement of operations, (ii) the capitalized implementation costs and any prepayment for the fees of the associated hosting arrangement on the balance sheet, and (iii) the payments for capitalized implementation costs and the payments made for fees associated with the hosting element in the statement of cash flows. We elected to apply the standard prospectively to implementation costs incurred after the date of adoption. Therefore, our adoption of this standard on January 1, 2020 did not have any impact on our Unaudited Condensed Consolidated Financial Statements.
Accounting Standards Issued, But Not Yet Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The standard applies to contract modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Further, the standard provides exceptions to certain guidance in ASC 815, Derivatives and Hedging, related to changes to the critical terms of a hedging relationship due to reference rate reform and provides optional expedients for fair value, cash flow and net investment hedging relationships for which the component excluded from the assessment of hedge effectiveness is affected by reference rate reform. The standard is effective for us as of March 12, 2020 through December 31, 2022, and we may elect to apply the provisions of the standard as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 up to the date that the financial statements are available to be issued. Once elected, the provisions of the standard must be applied prospectively for all similar eligible contract modifications. We are currently identifying arrangements referenced to rates that are expected to be discontinued and are evaluating our options for modifying such arrangements in accordance with the standard.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, which modifies ASC 740, Income Taxes, to simplify the accounting for income taxes by removing certain exceptions associated with (i) intraperiod tax allocations, (ii) recognition of deferred tax liability for equity method investments of foreign subsidiaries, and (iii) the calculation of income taxes in an interim period when in a loss position. Additionally, the standard simplifies accounting for (i) income taxes associated with franchise taxes, (ii) tax basis of goodwill in a business combination, (iii) the allocation of tax expense to a legal entity that is not subject to tax in standalone financial statements, (iv) enacted changes in tax laws, and (v) income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for under the equity method. The standard is effective for us on January 1, 2021. We are currently evaluating the potential impact of adopting this standard.
Note 2. Earnings (Loss) per Share
Basic earnings (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to GreenSky, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to GreenSky, Inc., adjusted for the assumed exchange of all potentially dilutive Holdco Units for Class A common stock, by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Numerator:
Income (loss) before income tax expense (benefit)	$(11,814)	$6,806
Less: Net income (loss) attributable to noncontrolling interests	(7,585)	4,502
Less: Income tax expense (benefit)	(895)	(595)
Net income (loss) attributable to GreenSky, Inc. – basic	$(3,334)	$2,899
Add: Reallocation of net income attributable to noncontrolling interests from the assumed exchange of Holdco Units for Class A common stock	—	4,502
Less: Income tax expense (benefit) on reallocation of net income attributable to noncontrolling interests(1)	—	(1,367)
Net income (loss) attributable to GreenSky, Inc. – diluted	$(3,334)	$8,768
Denominator:
Weighted average shares of Class A common stock outstanding – basic	63,650,697	57,946,943
Add: Dilutive effects, as shown separately below
Holdco Units exchangeable for Class A common stock	—	122,872,400
Class A common stock options	—	2,918,972
Holdco warrants exchangeable for Class A common stock	—	328,031
Unvested Class A common stock(2)	—	126,995
Weighted average shares of Class A common stock outstanding – diluted	63,650,697	184,193,341

Earnings (loss) per share of Class A common stock outstanding – basic	$(0.05)	$0.05
Earnings (loss) per share of Class A common stock outstanding – diluted	$(0.05)	$0.05

Excluded from diluted earnings (loss) per share, as their inclusion would have been anti-dilutive(3)
Holdco Units	113,301,368	637,097
Class A common stock options	3,859,794	2,885,041
Class A common stock awards	2,405,122	1,589,999
(1)We assumed an effective tax rate of (28.8)% for the three months ended March 31, 2019, which represents the effective tax rate on the consolidated GreenSky, Inc. entity inclusive of the income taxes on the portion of GS Holdings' earnings that are attributable to noncontrolling interests. Refer to Note 13 for additional information.
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
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been included.

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

	Level	March 31, 2020		December 31, 2019
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents(1)	1	$176,707	$176,707	$195,760	$195,760
Loan receivables held for sale, net(2)	2	21,059	24,847	51,926	55,958
Servicing assets(3)	3	32,248	32,248	30,459	30,459
Liabilities:
Finance charge reversal liability(3)	3	$213,158	$213,158	$206,035	$206,035
Term loan(1)	1	383,913	303,800	384,497	392,201
Interest rate swap(3)	2	15,619	15,619	2,763	2,763
Servicing liabilities(3)	3	3,279	3,279	3,796	3,796
(1)Disclosed, but not carried, at fair value. The decrease in fair value of the term loan at March 31, 2020 compared to December 31, 2019 is primarily a result of COVID-19 impacts on the U.S. corporate debt market.
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

	Three Months Ended March 31,
	2020	2019
Beginning balance	$206,035	$138,589
Receipts(1)	44,708	32,123
Settlements(2)	(90,089)	(59,879)
Fair value changes recognized in cost of revenue(3)	52,504	38,765
Ending balance	$213,158	$149,598
(1)Includes: (i) incentive payments from Bank Partners, which is the surplus of finance charges billed to borrowers over an agreed-upon portfolio yield, a fixed servicing fee and realized net credit losses, (ii) cash received from recoveries on previously charged-off Bank Partner loans, and (iii) the proceeds received from transferring our rights to Charged-Off Receivables attributable to previously charged-off Bank Partner loans. We consider all monthly incentive payments from Bank Partners during the period to be related to billed finance charges on deferred interest products until monthly incentive payments exceed total billed finance charges on deferred products, which did not occur during the periods presented.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Significant assumptions used in valuing our FCR liability include the following:
Reversal rate: The reversal rate represents our estimate of the percentage of previously billed interest on deferred loan products that we expect we will be obligated to remit to the Bank Partners due to the account holder paying off the loan balance in full within the promotional period. Management has developed more specific reversal rates for categories of deferred loan products based on the length of the interest-free promotional period (ranging from six to 24 months), whether or not loan principal payments were required to be paid during the interest-free promotional period, and the industry vertical (home improvement or elective healthcare). The historical period over which we evaluate reversal rates may also vary among the categories of deferred loan products based on the length and relevance of our historical experience with such products at the measurement date. The slight decrease in reversal rates from December 31, 2019 is primarily attributable to lower assumed reversal rates for 24-month loan products.
Discount rate: The discount rate reflects the time value of money adjusted for a risk premium and decreased from December 31, 2019 primarily due to the decreased interest rate environment in response to the COVID-19 pandemic.
The following table presents quantitative information about the significant unobservable inputs used to value the Level 3 FCR liability as of the dates presented.

	March 31, 2020		December 31, 2019
	Range	Weighted Average	Range	Weighted Average
Reversal rate	60.0% – 95.8%	87.4%	60.0 – 96.8%	87.5%
Discount rate	4.4%	4.4%	5.2%	5.2%
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
Charged-Off Receivables
Periodically, we transfer our rights to previously charged-off loan receivables ("Charged-Off Receivables") in exchange for a cash payment based on the expected recovery rate of such loan receivables, which consist primarily of previously charged-off Bank Partner loans. We have no continuing involvement with these Charged-Off Receivables other than performing reasonable servicing and collection efforts on behalf of the third parties and Bank Partners that purchased the Charged-Off Receivables. The proceeds from transfers of Charged-Off Receivables attributable to Bank Partner loans are recognized on a collected basis as reductions to cost of revenue, which reduces the fair value adjustment to the FCR liability in the period of transfer. There were no transfers of Charged-Off Receivables during the three months ended March 31, 2020.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table presents details of Charged-Off Receivables transfers during the three months ended March 31, 2019.

	Aggregate Unpaid Balance			Proceeds
	Bank Partner loans	Loan receivables held for sale	Total	Bank Partner loans	Loan receivables held for sale	Total
Three Months Ended March 31, 2019	$53,652	667	$54,319	$7,355	91	$7,446
During the three months ended March 31, 2020 and 2019, $5,862 thousand and $5,160 thousand, respectively, of the aggregate unpaid balance on cumulative transferred Charged-Off Receivables was recovered through our servicing efforts on behalf of our Charged-Off Receivables investors.
Term loan
The carrying value of our term loan is net of unamortized debt discount and debt issuance costs. The fair value of our term loan is classified within Level 1 of the fair value hierarchy, as the primary component of the price is obtained from quoted market prices in an active market.
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
Contractually specified servicing fees recorded within servicing and other revenue in the Unaudited Condensed Consolidated Statements of Operations totaled $29,494 thousand and $19,633 thousand for the three months ended March 31, 2020 and 2019, respectively. The cash flow impacts of our assets and liabilities that are measured at fair value on a recurring basis are included within net cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. In the second half of 2019, we renegotiated certain Bank Partner agreements where the Company agreed to post additional escrow and increase the agreed-upon Bank Partner portfolio yield. In exchange for these considerations, we received an increase in our loan servicing fees from the Bank Partners. We determined that the increase in servicing fees resulted in an increase to the fair value of our servicing assets for these Bank Partners. We also anticipate that, all other factors remaining constant, these increased servicing fees will contribute to lower incentive payments received in future periods from the Bank Partners.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table reconciles the beginning and ending fair value measurements of our servicing assets associated with Bank Partner loans during the period presented. We did not have any servicing assets as of, or for the three months ended, March 31, 2019.

Three Months Ended March 31, 2020
Beginning balance	$30,459
Additions, net(1)	2,098
Fair value changes recognized in servicing and other revenue(2)	(309)
Ending balance	$32,248
(1)Includes additions through assumptions of servicing obligations each time a loan is originated on our platform by a Bank Partner, as well as through transfers of loans between Bank Partners or of loan receivables between GreenSky and Bank Partners and is net of the impact of loan principal pay downs in the Bank Partner portfolios. Additions are recognized in servicing and other revenue in the Unaudited Condensed Consolidated Statements of Operations.
(2)Primarily reflects the reduction of our servicing assets due to the passage of time.
The following table reconciles the beginning and ending fair value measurements of our servicing liabilities associated with transferring our rights to Charged-Off Receivables during the periods presented.

	Three Months Ended March 31,
	2020	2019
Beginning balance	$3,796	$3,016
Initial obligation from transfer of Charged-Off Receivables(1)	—	651
Fair value changes recognized in other gains (losses), net(2)	(517)	(470)
Ending balance	$3,279	$3,197
(1)Recognized in other gains (losses), net in the Unaudited Condensed Consolidated Statements of Operations.
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
Recovery period: For Charged-Off Receivables, our recovery period is determined based on a reasonable recovery period for loans of these sizes and characteristics based on historical experience. We assume that collection efforts for these loans will cease after five years, and the run-off of the portfolio will follow a straight-line methodology, adjusted for actual cash recoveries over time.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table presents quantitative information about the significant unobservable inputs used to value the Level 3 servicing assets and liabilities as of the dates presented.

Input	March 31, 2020		December 31, 2019
	Range	Weighted Average	Range	Weighted Average
Cost of servicing (basis points)	57.5 – 108.0	106.3	57.5 – 108.0	106.2
Discount rate	18.0%	18.0%	18.0%	18.0%
Weighted average remaining life (years)	2.4 – 5.9	2.5	2.3 – 5.9	2.4
Recovery period (years)	2.3 - 4.7	3.8	2.6 – 4.9	4.1
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

	Three Months Ended March 31,
	2020	2019
Beginning balance	$51,926	$2,876
Additions	1,071	65,716
Proceeds from sales and borrower payments(1)	(29,035)	(66,230)
Decrease (increase) in valuation allowance	288	243
Transfers(2)	56	74
Write offs and other(3)	(3,247)	(680)
Ending balance	$21,059	$1,999
(1)Includes accrued interest and fees, recoveries of previously charged-off loan receivables held for sale, as well as proceeds from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. We retain servicing arrangements on sold loan receivables with the same terms and conditions as loans that are originated by our Bank Partners. Income from loan receivables held for sale activities is recorded within interest income and other gains (losses), net in the Unaudited Condensed Consolidated Statements of Operations. We sold loan receivables held for sale to certain Bank Partners on the following dates during the three months ended March 31, 2020 and 2019:

2020		2019
Date	Amount	Date	Amount
January 28	$24,071	March 27	$63,673
Total	$24,071		$63,673
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
(3)We received recovery payments of $55 thousand and $9 thousand during the three months ended March 31, 2020 and 2019, respectively. Recoveries of principal and finance charges and fees on previously written off loan receivables held for sale are recognized on a collected basis as other gains and interest income, respectively, in the Unaudited Condensed Consolidated Statements of Operations. Separately, during the three months ended March 31, 2020 and 2019, write offs and other were reduced by $0 and $91 thousand, respectively, related to cash proceeds received from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. The cash proceeds received were recorded within other gains (losses), net in the Unaudited Condensed Consolidated Statements of Operations.
The following table presents activities associated with our loan receivable sales and servicing activities during the periods indicated. There were no gains or losses on sold loan receivables held for sale during the periods presented.

	Three Months Ended March 31,
	2020	2019
Cash Flows
Sales of loans	$24,071	$63,673
Servicing fees	1,240	686

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

	March 31, 2020	December 31, 2019
Total principal balance	$315,329	$326,556
Delinquent loans (unpaid principal balance)	15,580	18,033

	Three Months Ended March 31,
	2020	2019
Net charge-offs (unpaid principal balance)	$3,956	$3,800

Note 5. Accounts Receivable
As of March 31, 2020, our allowance for losses on accounts receivable was measured under ASC 326. Historically, the majority of our pools of accounts receivable did not have write-offs. For the pool of accounts receivable for which we had historical write-offs, we used an aging method and the average 12-month historical loss rate as a basis for estimating credit losses on the current accounts receivable balance. In the absence of relevant historical loss experience for the other pools of accounts receivables, we also used this average 12-month loss rate to inform our estimate of credit losses on those balances. For each pool of accounts receivable, we considered the conditions at the measurement date and reasonable and supportable forecasts about future conditions to consider if adjustments to the historical loss rate were warranted. Given our methods of collecting funds on merchant and servicing receivables, that we have not observed meaningful changes in our counterparties' abilities to pay, and that we establish an allowance for all delinquent accounts receivable (typically deemed to be 31 days or more past due), providing for a maximum 30-day term of our accounts receivable balances, we determined that our historical loss rates remain most indicative of our lifetime expected losses.
Accounts receivable consisted of the following as of the dates indicated.

	Accounts Receivable, Gross	Allowance for Uncollectible Amounts	Accounts Receivable, Net
March 31, 2020
Transaction related	$12,475	$(262)	$12,213
Servicing related	6,852	—	6,852
Total	$19,327	$(262)	$19,065
December 31, 2019
Transaction related	$12,863	$(238)	$12,625
Servicing related	6,868	—	6,868
Total	$19,731	$(238)	$19,493

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table summarizes the activity in the balance of allowance for uncollectible amounts during the period from January 1, 2020 through March 31, 2020.

Allowance for Uncollectible Amounts
Beginning balance at January 1, 2020	$(238)
Provision for expected losses	(177)
Write-offs	153
Ending balance at March 31, 2020	$(262)

Note 6. Property, Equipment and Software
Property, equipment and software were as follows as of the dates indicated.

	March 31, 2020	December 31, 2019
Furniture	$3,043	$2,907
Leasehold improvements	5,041	4,902
Computer hardware	2,473	2,494
Software	22,856	20,126
Total property, equipment and software, at cost	33,413	30,429
Less: accumulated depreciation	(5,994)	(5,701)
Less: accumulated amortization	(8,002)	(6,419)
Total property, equipment and software, net	$19,417	$18,309

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
 The distribution to GS Holdings unit holders and GS Holdings holders of profits interests was made on a basis generally proportionate to their equity interests in GS Holdings. GS Holdings' members approved the Credit Agreement and the distribution of the proceeds of the original term loan to the GS Holdings unit holders, holders of profits interests and a related party. The purpose of the distribution was to provide a cash return on investment to the GS Holdings members and former profits interests holders. See Note 11 for distribution and payment details.
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
We contemporaneously settled the outstanding principal balance on the original term loan of $349.1 million with the issuance of the $400.0 million modified term loan. An original issuance discount of $1.0 million was reported as a direct deduction from the face amount of the modified term loan. Therefore, the gross proceeds of the modified term loan were $399.0 million. The proceeds from the modified term loan were primarily used to repay the outstanding principal balance on the original term loan and to pay $1.2 million of third party costs, including legal and debt arrangement costs, which were immediately expensed on the modification date. The remaining $48.8 million of proceeds were used to provide for distributions to certain equity holders and a related party prior to the Company's IPO. With the exception of the payments to the related party, which were related party expenses, the payments were accounted for as distributions. See Note 11 for distribution and payment details. As of March 31, 2020 and December 31, 2019, we had no borrowings under the revolving loan facility.
Key details of the term loan are as follows:

	March 31, 2020	December 31, 2019
Term loan, face value(1)	$392,000	$393,000
Unamortized debt discount(2)	(2,962)	(3,115)
Unamortized debt issuance costs(2)	(5,125)	(5,388)
Term loan	$383,913	$384,497
(1)The principal balance of the term loan is scheduled to be repaid on a quarterly basis at an amortization rate of 0.25% per quarter through December 31, 2024, with the balance due at maturity.
(2)For the three months ended March 31, 2020 and 2019, debt discount of $153 thousand and $154 thousand, respectively, and debt issuance costs of $263 thousand and $267 thousand, respectively, were amortized into interest expense in the Unaudited Condensed Consolidated Statements of Operations.
Revolving loan facility. Under the Amended Credit Agreement, the maturity date of the $100.0 million revolving loan facility was extended to March 29, 2023. Further, the interest margin applied to revolving loans that incur interest at a base rate was modified to 2.00% per annum and the margin applied to revolving loans that incur interest at an adjusted LIBOR rate was modified to 3.00% per annum. However, if our first lien net leverage ratio is equal to or above 1.50 to 1.00, these interest margins are raised to 2.25% and 3.25%, respectively. Lastly, the Amended Credit Agreement provided for a $10.0 million letter of credit, which, to the extent drawn upon, would reduce the amount of availability under the revolving loan facility by the same amount. We had not drawn on our available letter of credit as of March 31, 2020.
We are subject to a quarterly commitment fee based on the daily unused amount of the revolving loan facility, inclusive of the aggregate amount available to be drawn under letters of credit. The quarterly commitment fee rate is 0.50% per annum when our first lien net leverage ratio is above 1.50 to 1.00, but is reduced to 0.375% for any quarterly period in which our first lien net leverage ratio is equal to or below 1.50 to 1.00. For the three months ended March 31, 2020 and 2019, we recognized $106 thousand and $94 thousand, respectively, of commitment fees within interest expense in the Unaudited Condensed Consolidated Statements of Operations.
Interest Rate Swap
In June 2019, we entered into an interest rate swap agreement to hedge changes in cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan. This interest rate swap was designated for accounting purposes as a cash flow hedge. See Note 8 for additional derivative disclosures.
Covenants
The Amended Credit Agreement contains certain financial and non-financial covenants with which we must comply. The financial covenant requires a first lien net leverage ratio equal to or below 3.50 to 1.00 for any

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

measurement date at which the principal amounts of outstanding revolving loans and letters of credit exceed 25% of the aggregate principal amount of the revolving loan facility. The first lien net leverage ratio is calculated as the ratio of (i) the aggregate principal amount of indebtedness, minus the aggregate amount of consolidated cash (exclusive of restricted cash) as of the measurement date to (ii) consolidated EBITDA, as defined in the Amended Credit Agreement, for the four prior quarters.
The non-financial covenants include, among other things, restrictions on indebtedness, liens and fundamental changes to the business (such as acquisitions, mergers, liquidations or changes in the nature of the business, asset dispositions, restricted payments, transactions with affiliates and other customary matters).
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
We were in compliance with all covenants, both financial and non-financial, as of March 31, 2020 and December 31, 2019.
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
As of March 31, 2020, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

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

	Balance Sheet Location	March 31, 2020	December 31, 2019
Designated as cash flow hedges
Interest rate swap	Other liabilities	$15,619	$2,763
Not designated as hedges
FCR liability	Finance charge reversal liability	$213,158	$206,035
The following table presents the impacts of our derivative instruments on our Unaudited Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Designated as cash flow hedges
Interest rate swap – gain (loss) reclassified into interest expense	$(107)	$—
Interest rate swap – gain (loss) reclassified into income tax expense	9	—
Not designated as hedges
FCR liability – change in fair value recorded in cost of revenue	$52,504	$38,765
Our derivative instrument activities are included within operating cash flows in our Unaudited Condensed Consolidated Statements of Cash Flows.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the components of accumulated other comprehensive income (loss) associated with our cash flow hedge, which exclude amounts pertaining to noncontrolling interests, for the period presented. There was no accumulated other comprehensive income (loss) activity during the three months ended March 31, 2019.

Cash Flow Hedge	Three Months Ended March 31, 2020
Accumulated other comprehensive income (loss), beginning balance	$(756)
Other comprehensive income (loss) before reclassifications and tax	(4,706)
Tax (expense) benefit	1,139
Other comprehensive income (loss) before reclassifications, net of tax	(3,567)
Reclassifications out of accumulated other comprehensive income (loss), net of tax expense of $9	29
Net (increase) decrease in other comprehensive loss	(3,538)
Accumulated other comprehensive income (loss), ending balance	$(4,294)
Based on the current interest rate environment, the Company estimates that approximately $(5.2) million of net unrealized gains (losses) reported in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 9. Other Liabilities
The following table details the components of other liabilities in the Unaudited Condensed Consolidated Balance Sheets as of the dates indicated.

	March 31, 2020	December 31, 2019
Transaction processing liabilities	$16,535	$24,465
Servicing liabilities(1)	3,279	3,796
Distributions payable(2)	4,317	5,978
Interest rate swap(3)	15,619	2,763
Tax related liabilities(4)	873	873
Accruals and other liabilities	6,879	9,442
Other liabilities	$47,502	$47,317
(1)We elected the fair value method to account for our servicing liabilities. Refer to Note 3 for additional information.
(2)Related party distributions payable are not included in this balance, but rather are included within related party liabilities.
(3)Refer to Note 3 and Note 8 for additional information on our interest rate swap, which was in a liability position as of March 31, 2020 and December 31, 2019.
(4)Tax related liabilities primarily include certain taxes payable related to the Reorganization Transactions.
Note 10. Noncontrolling Interests
GreenSky, Inc. is the sole managing member of GS Holdings and consolidates the financial results of GS Holdings. Therefore, the Company reports a noncontrolling interest based on the Holdco Units held by the Continuing LLC Members. Changes in GreenSky, Inc.’s ownership interest in GS Holdings, while GreenSky, Inc. retains its controlling interest in GS Holdings, are accounted for as equity transactions. As such, future redemptions or direct exchanges of Holdco Units by the Continuing LLC Members (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Unaudited Condensed Consolidated Financial Statements representing the GS Holdings interests held by Continuing LLC Members. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the noncontrolling interests. During the three months ended March 31, 2020 and 2019, GreenSky, Inc. had a weighted average ownership interest in GS Holdings of 36.2% and 32.2%, respectively.
As of March 31, 2020 and December 31, 2019, GreenSky, Inc. had 66,366,882 and 66,424,838 shares, respectively, of Class A common stock outstanding, which resulted in an equivalent amount of ownership of Holdco Units. During the three months ended March 31, 2020, an aggregate of 0.2 million Holdco Units were exchanged by the Continuing LLC Members (with automatic cancellation of Class B common stock) for 0.2 million newly-issued shares of Class A common stock, which did not materially change our total ownership interest in GS Holdings as of March 31, 2020 of 36.9% from 36.9% as of December 31, 2019.
Note 11. Stockholders Equity (Deficit)
Treasury Stock
As of March 31, 2020, there were 13,953,738 shares of Class A common stock held in treasury, including: (i) purchases of 13,425,688 shares at a cost of $146.1 million, (ii) 404,389 shares associated with forfeited restricted stock awards, and (iii) 123,661 shares associated with tax withholdings upon vesting of restricted stock awards. There were no reissuances of treasury shares during the three months ended March 31, 2020.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Warrants
In January 2019, a warrant issued in January 2014 to an affiliate of one of the members of the former GSLLC board of managers was fully exercised on a cashless basis, which resulted in the issuance of 1,180,163 Holdco Units and an equal number of shares of Class B common stock.
Distributions
The following table summarizes activity associated with our non-tax and tax distributions during the periods indicated.

	Three Months Ended March 31,		Remaining Reserved Payment(1)
(in millions)	2020	2019
Non-tax distributions previously declared and paid upon vesting
Credit Agreement Distributions(2)	$1.1	$1.2	$2.9
Special Operating Distributions(3)	0.6	0.6	1.4
Tax distributions	31.1	0.9	N/A
Total	$32.8	$2.7	$4.3
(1)As of March 31, 2020, all remaining portions of the non-tax distributions were recorded within other liabilities in the Unaudited Condensed Consolidated Balance Sheets.
(2)See Note 7 for discussion of distributions using the proceeds from our borrowings, a portion of which were declared to related parties, for which no payments were made during the three months ended March 31, 2020 and 2019 and for which all payments were satisfied as of June 30, 2019.
(3)In May 2018, we declared a special operating distribution of $26.2 million, a portion of which was declared to a related party, for which no payments were made during the three months ended March 31, 2020 and 2019 and for which all payments were satisfied as of June 30, 2019. In December 2017, we declared a $160.0 million special cash distribution to Holdco Unit holders and holders of profits interests.
Note 12. Share-Based Compensation
The Company has the following types of share-based compensation awards outstanding as of March 31, 2020: Class A common stock options, unvested Holdco Units and unvested Class A common stock awards. We recorded share-based compensation expense for the three months ended March 31, 2020 and 2019 of $3,495 thousand and $2,665 thousand, respectively, which is included within compensation and benefits expense in the Unaudited Condensed Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Class A Common Stock Options
Class A common stock option ("Options") activity was as follows during the periods indicated:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Number of Options	Weighted Average Exercise Price	Number of Options
Outstanding at beginning of period	4,181,909	$11.36	8,053,292
Granted(1)	—	—	1,290,012
Exercised(2)(3)	(105,000)	5.65	(267,507)
Forfeited	(201,615)	18.97	(42,000)
Expired(4)	(15,500)	12.02	—
Outstanding at end of period(5)	3,859,794	$11.11	9,033,797
Exercisable at end of period(5)(6)	1,543,292	$8.53	5,489,403
(1)Weighted average grant date fair value of Options granted during the three months ended March 31, 2019 was $3.80.
(2)The total intrinsic value of Options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, during the three months ended March 31, 2020 and 2019 was $0.2 million and $1.7 million, respectively.
(3)During the three months ended March 31, 2020, Options exercisable for 105,000 shares of Class A common stock were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 15,051 shares of Class A common stock and for which the Company paid withholding taxes of $0.1 million.
Employees paid $0.2 million to the Company during the three months ended March 31, 2019 to exercise Options, which resulted in the issuance of 23,004 shares of Class A common stock. In addition, during this period, Options exercisable for 244,500 shares of Class A common stock were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 104,423 shares of Class A common stock and for which the Company paid withholding taxes of $0.6 million.
(4)Expired Options represent vested, underwater Options that were not exercised by terminated employees within 30 days from the employment termination date, as stipulated in the Option award agreements.
(5)The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of the date indicated:

March 31, 2020
Aggregate intrinsic value (in millions)
Options outstanding	$1.3
Options exercisable	$1.3
Weighted average remaining term (in years)
Options outstanding	7.5
Options exercisable	6.2
(6)The total fair value, based on grant date fair value, of Options that vested during the three months ended March 31, 2020 and 2019 was $1.5 million and $0.4 million, respectively.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Unvested Holdco Units
As part of the Reorganization Transactions and IPO, certain profits interests in GS Holdings were converted to vested and unvested Holdco Units based on the prevailing profits interests thresholds and the IPO price. The converted Holdco Units remain subject to the same service vesting requirements as the original profits interests and are not subject to post-vesting restrictions. Unvested Holdco Units activity was as follows during the periods indicated:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Number of Holdco Units	Weighted Average Grant Date Fair Value	Number of Holdco Units
Unvested at beginning of period	1,112,607	$23.00	2,514,856
Forfeited	—	23.00	(21,000)
Vested(1)	(134,582)	23.00	(504,105)
Unvested at end of period	978,025	$23.00	1,989,751
(1)The total fair value, based on grant date fair value, of previously unvested Holdco Units that vested during the three months ended March 31, 2020 and 2019 was $3.1 million and $11.6 million, respectively.
Restricted Stock Awards
As part of the Reorganization Transactions and IPO, certain outstanding profits interests in GS Holdings were converted into vested and unvested Class A common stock awards based on the prevailing profits interests thresholds and the IPO price. The converted unvested Class A common stock awards remain subject to the same service vesting requirements as the original profits interests and are not subject to post-vesting restrictions.
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
Unvested Class A common stock activity was as follows during the periods indicated:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Class A Common Stock	Weighted Average Grant Date Fair Value	Class A Common Stock
Unvested at beginning of period	2,999,343	$11.53	454,561
Granted	—	—	1,393,480
Forfeited(1)	(181,794)	12.40	(44,434)
Vested(2)	(412,427)	13.06	(35,989)
Unvested at end of period	2,405,122	$11.20	1,767,618
(1)Forfeited shares of unvested Class A common stock associated with restricted stock awards are held in our treasury stock account. Refer to Note 11 for additional information on our treasury stock.
(2)The total fair value, based on grant date fair value, of previously unvested Class A common stock that vested during the three months ended March 31, 2020 and 2019 was $5.4 million and $0.8 million, respectively.

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
The Company’s effective tax rate for the three months ended March 31, 2020 was 7.6%, and the Company recorded $0.9 million of income tax benefit for the three months ended March 31, 2020. The Company’s effective tax rate for the three months ended March 31, 2020 was less than our combined federal and state statutory tax rate of 24.3%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests. The effective tax rate for the three months ended March 31, 2020 includes a stock-based compensation shortfall primarily related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax; therefore, the effective tax rate can vary from period to period.
The Company's effective tax rate for the three months ended March 31, 2019 was (8.7)%, and the Company recorded $0.6 million of income tax benefit for the three months ended March 31, 2019. The Company's effective tax rate for the three months ended March 31, 2019 was less than our combined federal and state statutory tax rate of 23.7%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests. Further, the effective tax rate for the three months ended March 31, 2019 included the tax effect of warrant exercises and stock-based compensation deductions, which are required to be recorded discretely in the interim period in which those items occur.
As of March 31, 2020 and December 31, 2019, the total liability related to uncertain tax positions was $0.1 million and $0.1 million, respectively. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were immaterial as of March 31, 2020, and therefore did not impact the effective income tax rate.
Deferred tax assets, net of $378.0 million and $364.8 million as of March 31, 2020 and December 31, 2019, respectively, relate primarily to the basis difference in our investment in GS Holdings. This basis difference arose primarily as a result of the Reorganization Transactions, the IPO and subsequent exchanges of Class B common stock for Class A common stock.
As of March 31, 2020, we concluded based on the weight of all available positive and negative evidence that all of our deferred tax assets are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
As of March 31, 2020 and December 31, 2019, the Company had a liability of $312.3 million and $311.7 million, respectively, related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2020 and 2019, we did not make any payments to members of GS Holdings pursuant to the TRA.
Note 14. Commitments, Contingencies and Guarantees
Commitments
Leases
In accordance with ASC 842, Leases, we determine if an arrangement is or contains a lease at inception of the contract. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We primarily lease our premises under multi-year, non-cancelable operating leases. Operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities in our Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, we did not have any finance leases.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The operating lease ROU assets are increased by any prepaid lease payments and are reduced by any unamortized lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Base rent is typically subject to rent escalations on each annual anniversary from the lease commencement dates. Lease expense for lease payments, including any step rent provisions specified in the lease agreements, is recognized on a straight-line basis over the lease term and is included within property, office and technology and related party expenses in the Unaudited Condensed Consolidated Statements of Operations. Operating lease cost associated with our ROU assets and lease liabilities was $1,030 thousand and $811 thousand for the three months ended March 31, 2020 and 2019, respectively. See Note 15 for additional information regarding office space leased from a related party.
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
As of March 31, 2020, we did not have any operating leases that had not yet commenced.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Supplemental cash flow and noncash information related to our operating leases were as follows for the period indicated.

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$1,175	$956
For the three months ended March 31, 2020, we did not have any noncash operating lease ROU assets obtained in exchange for operating lease liabilities. For the three months ended March 31, 2019, we obtained noncash operating lease ROU assets in exchange for operating lease liabilities of $11,279 thousand, resulting from our adoption of ASU 2016-02, Leases.
Supplemental balance sheet information related to our operating leases was as follows as of the dates indicated.

	March 31, 2020	December 31, 2019
Operating lease ROU assets	$10,437	$11,268
Operating lease liabilities	$13,111	$13,884
Weighted average remaining lease term (in years)	3.0	3.3
Weighted average discount rate	5.7%	5.7%
For the periods presented, maturities of operating lease liabilities as of the date indicated and a reconciliation of the total undiscounted cash flows to the operating lease liabilities in the Unaudited Condensed Consolidated Balance Sheets, were as follows:

March 31, 2020
Remainder of 2020	$3,520
2021	4,892
2022	3,704
2023	1,501
2024	810
Thereafter	—
Total lease payments	$14,427
Less: imputed interest	(1,316)
Operating lease liabilities	$13,111
Covenants
The agreements with our transaction processor and some Bank Partners impose financial covenants upon our wholly owned subsidiary, GSLLC. As of March 31, 2020 and December 31, 2019, GSLLC was in compliance with the financial covenant provisions in these agreements. See Note 7 for discussion of financial and non-financial covenants associated with our borrowings.
Other Commitments
As of March 31, 2020 and December 31, 2019, the outstanding open and unused line of credit on approved loan receivables held for sale was $1.2 million and $4.9 million, respectively. We did not record a provision for these unfunded commitments, but believe we have adequate cash on hand to fund these commitments.
For certain Bank Partners, we maintain a restricted cash balance based on a contractual percentage of the total interest billed on outstanding deferred interest loans that are within the promotional period less previous FCR

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

on such outstanding loans. As of March 31, 2020 and December 31, 2019, restricted cash in the Unaudited Condensed Consolidated Balance Sheets included $91.1 million and $75.0 million, respectively, associated with these arrangements.
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
Further, from time to time, we place Bank Partner loans on non-accrual and non-payment status (“Pended Status”) while we investigate consumer loan balance inquiries, which may arise from disputed charges related to work performed by third-party merchants. As of March 31, 2020, Bank Partner loan balances in Pended Status were $10.6 million. While it is management’s expectation that most of these loan balance inquiries will be resolved without incident, in certain instances we may determine that it is appropriate for the Company to permanently reverse the loan balance and assume the economic responsibility for the loan balance itself. We record a liability for these instances. As of March 31, 2020, our liability for potential Pended Status future losses was $3.9 million.
Legal Proceedings
The Company, together with certain of its officers and directors and one of its former directors (the “Individual Defendants”) and certain underwriters of the Company’s IPO, were named in six putative class actions filed in the Supreme Court of the State of New York, all of which actions have been consolidated (In Re GreenSky, Inc. Securities Litigation (Consolidated Action), Index No. 655626/2018 (N.Y. Sup. Ct.) (the “State Case”)), and in two putative class actions filed in the United States District Court for the Southern District of New York, both of which actions also have been consolidated (In Re GreenSky, Inc. Securities Litigation (Consolidated Action), Case No. 1:2018-cv-11071-PAE (S.D.N.Y.) (the “Federal Case” and, together with the State Case, the “Consolidated Cases”)). The plaintiffs in the Consolidated Cases generally assert on behalf of certain purchasers in the Company’s IPO claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933.
The Company and Individual Defendants (together with the other defendants) filed motions to dismiss in each of the Consolidated Cases. The United States District Court for the Southern District of New York denied the motion to dismiss the Federal Case, and discovery in the Federal Case is ongoing. On April 22, 2020, the Supreme Court of the State of New York dismissed the State Case in its entirety and without leave to amend. The Company does not know whether the plaintiffs in the State Case will appeal such dismissal.
The Company (as a nominal defendant) and the Individual Defendants have also been named in a putative stockholder derivative action alleging certain violations of state and federal law filed in the United States District Court for the District of Delaware, Pileggi v Zalik et al., Case No. 1:20-cv-00456 (D. Del.) (the "Derivative Case").
The Company and the Individual Defendants intend to defend themselves vigorously in all respects in connection with the Consolidated Cases and the Derivative Case. Under certain circumstances, the Company may be obligated to indemnify some or all of the other defendants in the Consolidated Cases and the Derivative Case. The Company is unable to estimate the amount of reasonably possible losses it may incur with respect to the Consolidated Cases or the Derivative Case. Moreover, the Company has not determined that the likelihood of loss is probable. Therefore, the Company has not recorded any liability as of March 31, 2020 with respect to the Federal Case, the State Case or the Derivative Case.
We are also involved in a number of other proceedings concerning matters arising in connection with the conduct of our business. While the ultimate outcome of such proceedings cannot be determined, we do not believe that the resolution of these other proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

With respect to all legal proceedings, it is our policy to recognize legal fees as they are incurred as a general and administrative expense in our Consolidated Statements of Operations.
Financial Guarantees
As of March 31, 2020, the contingent aspect of our financial guarantee was measured under ASC 326, Financial Instruments – Credit Losses, which requires us to estimate expected credit losses, and the impact of those estimates on our required payments under the financial guarantee arrangement, for loans within our Bank Partner portfolios that are either funded or approved for funding at the measurement date, but precludes us from including future loan originations by our Bank Partners. Consistent with the modeling of loan losses for any consumer loan portfolio assumed to go into "run-off," our recognized financial guarantee liability under this model represents a significant portion of the contractual escrow that we establish with each Bank Partner. Typically, changes in the estimated financial guarantee liability as measured under ASC 326 are driven primarily by new Bank Partner loans that are facilitated on our platform during the period and thereby increase the contractual escrow balance and, to a lesser degree, by changes in underlying assumptions.
We use a discounted cash flow method to estimate our expected risk of loss under the contingent aspect of our financial guarantees for each Bank Partner. Significant assumptions for each Bank Partner portfolio used in valuing our financial guarantee liability include the following:
Loan portfolio composition: We forecasted each Bank Partner's loan portfolio composition in a "run-off" scenario, which is primarily impacted by expected loan prepayments and pay downs derived from historical behavior curves for each loan plan and were applied to each Bank Partner's portfolio based on its composition of loans and where such loans were in their economic life cycle at the measurement date. The loan portfolio composition additionally informs our forecasts of the components that determine our incentive payments or, alternatively, escrow usage. All other factors remaining constant, generally the higher the expected prepayments and pay down rates, the lower the measurement of our financial guarantee liability, as our contractual escrow balance is calculated based on the month-end outstanding portfolio balance.
Credit losses: We use lifetime historical credit loss experience for each loan plan comprising a Bank Partner's loan portfolio as a basis for estimating future credit losses. In assessing the current conditions and forecasts of future conditions as of March 31, 2020, we primarily considered the current and expected economic impacts of the COVID-19 pandemic on the macroeconomic environment, including the increase in unemployment and the mandatory stay-at-home orders, as well as initiatives undertaken by the Company to mitigate credit losses, such as the emphasis on our super-prime promotional loan programs with our merchants and offering loan deferral options to GreenSky program borrowers. Based on this assessment, we adjusted for an increase to our historical credit loss experience beginning in the second half of 2020 through mid-2021. All other factors remaining constant, higher credit losses reduce our incentive payments and thereby increase our risk of loss for escrow usage. Generally, higher credit losses earlier in the forecast period expose us to greater risk of loss under our financial guarantee arrangements, as the contractual escrow balance is highest early in the forecast period in conjunction with the outstanding portfolio balance in a "run-off" scenario.
As of March 31, 2020, the estimated value of the financial guarantee was $153.1 million relative to our $165.0 million contractual escrow that was included in our restricted cash balance as of March 31, 2020. Subsequent to our adoption of ASU 2016-13 on January 1, 2020, the change in the liability of $18.4 million was recognized as a non-cash charge in financial guarantee expense in the Unaudited Condensed Consolidated Financial Statements. Refer to Note 1 for additional discussion of our accounting for financial guarantees.
The estimated contingent value of the financial guarantee of $16.7 million as of December 31, 2019 was measured in accordance with legacy guidance in ASC 450 and represented the amount of payments to Bank Partners from the escrow accounts that were expected to be probable of occurring based on then-current Bank Partner portfolio composition.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 15. Related Party Transactions
Lease
We lease office space from a related party under common management control for which lease expense is recognized within related party expenses in the Unaudited Condensed Consolidated Statements of Operations and for which operating lease ROU assets and operating lease liabilities are recognized within those respective line items in the Unaudited Condensed Consolidated Balance Sheets. Total operating lease cost related to this office space was $435 thousand and $437 thousand for the three months ended March 31, 2020 and 2019, respectively. Operating lease ROU assets and operating lease liabilities related to this office space were $4.8 million and $5.8 million, respectively, as of March 31, 2020, and $5.2 million and $6.2 million, respectively, as of December 31, 2019.
Contractual and Other Arrangements
In August 2018, we entered into an agreement in which an unrelated third party acted as a placement agent in connection with certain Charged-Off Receivables transfers and received a fee from us based on the proceeds received from such transfers. In performing these services, the third party agreed to use an affiliate of a member of the Board and, as such, we determined this arrangement to be related party in nature. In December 2018, the unrelated third party assigned its role in the agreement to the affiliate entity itself; therefore, the arrangement remains a related party transaction. We incurred expenses related to this arrangement of $0 and $99 thousand during the three months ended March 31, 2020 and 2019, respectively, which are presented within related party expenses in the Unaudited Condensed Consolidated Statements of Operations. There was no payable related to this arrangement as of March 31, 2020 and December 31, 2019.
We entered into non-interest bearing loan agreements with certain non-executive employees for which the remaining outstanding balances are forgiven ratably over designated periods based on continued employment with the Company. As of March 31, 2020 and December 31, 2019, the remaining outstanding balances on these loan agreements were $113 thousand and $155 thousand, respectively, which are presented within related party receivables in the Unaudited Condensed Consolidated Balance Sheets.
There were no equity-based payments to non-employees that resulted in related party expenses during the three months ended March 31, 2020 and 2019.
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
Further, management concluded that GreenSky, Inc. is GS Holdings' primary beneficiary based on two conditions. First, GreenSky, Inc., in its capacity as managing member with sole voting rights, has the power to direct the activities of GS Holdings that most significantly impact its economic performance, including selecting, terminating and setting the compensation of management responsible for implementing GS Holdings' policies and procedures, as well as establishing the strategic, operating and capital decisions of GS Holdings in the ordinary course of business. Second, GreenSky, Inc. has an obligation to absorb potential losses of GS Holdings or the right

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

to receive potential benefits from GS Holdings in proportion to its weighted average ownership interest, which was 36.2% and 32.2% for the three months ended March 31, 2020 and 2019, respectively. Management considers this exposure to be significant to GS Holdings. As the primary beneficiary, GreenSky, Inc. consolidates the results of GS Holdings for financial reporting purposes under the variable interest consolidation model guidance in ASC 810.
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
The following table presents the balances related to GS Holdings that are included in the Unaudited Condensed Consolidated Balance Sheets as of the dates indicated, inclusive of GreenSky, Inc.'s interest in the variable interest entity.

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$142,725	$177,730
Restricted cash	272,966	250,081
Loan receivables held for sale, net	21,059	51,926
Accounts receivable, net	19,065	19,493
Related party receivables	113	156
Property, equipment and software, net	19,417	18,309
Operating lease right-of-use assets	10,437	11,268
Other assets	39,634	38,224
Total assets	$525,416	$567,187

Liabilities and Members Equity (Deficit)
Liabilities
Accounts payable	$19,853	$11,912
Accrued compensation and benefits	3,853	10,734
Other accrued expenses	5,041	3,244
Finance charge reversal liability	213,158	206,035
Term loan	383,913	384,497
Operating lease liabilities	13,111	13,884
Financial guarantee liability	153,117	16,698
Other liabilities	46,628	46,444
Total liabilities	838,674	693,448

Members Equity (Deficit)
Equity (deficit) attributable to Continuing LLC Members	(199,702)	(80,758)
Equity (deficit) attributable to GreenSky, Inc.	(113,556)	(45,503)
Total members equity (deficit)	(313,258)	(126,261)
Total liabilities and members equity (deficit)	$525,416	$567,187

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table reflects the impact of consolidation of GS Holdings into the Unaudited Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Total revenue	$121,170	$103,700
Total costs and expenses	127,061	92,212
Operating profit (loss)	(5,891)	11,488
Total other income (expense), net	(6,007)	(4,682)
Net income (loss)	$(11,898)	$6,806
The following table reflects the cash flow impact of GS Holdings on the Unaudited Condensed Consolidated Statements of Cash Flows for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$41,047	$43,455
Net cash used in investing activities	(3,354)	(3,391)
Net cash used in financing activities	(49,813)	(55,905)

Net increase (decrease) in cash and cash equivalents and restricted cash	(12,120)	(15,841)
Cash and cash equivalents and restricted cash at beginning of period	427,811	449,473
Cash and cash equivalents and restricted cash at end of period	$415,691	$433,632

Note 18. Subsequent Events
Establishment of SPV Facility
On May 11, 2020, we established an asset-backed revolving credit facility with JPMorgan Chase Bank, N.A. to finance purchases by a Company-sponsored special purpose vehicle (the "SPV") of participations in loans originated through the GreenSky program (the "SPV Facility"). The SPV Facility provides committed financing of $300 million. The SPV Facility also permits up to $200 million in additional financing, subject to satisfying certain conditions specified in the SPV Facility and obtaining the consent of the lenders. Funding under the SPV Facility is subject to the Company entering into Bank Partner agreements to govern the participation sales. GreenSky, Inc. will consolidate the SPV for financial reporting purposes under the consolidation guidance in ASC 810.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization ("WHO") designated the novel coronavirus disease (referred to as "COVID-19") as a global pandemic. Nationwide responses to the COVID-19 pandemic have included restrictions on "non-essential" businesses imposed by state and local governments. The extent to which our home improvement merchants have remained open for business has varied across merchant category and geographical location within the U.S. The majority of elective healthcare providers have been temporarily closed nationwide, reducing our elective healthcare transaction volume to de minimis levels.
Consumer spending behavior has been significantly impacted by the COVID-19 pandemic, principally due to the restrictions on "non-essential" businesses, issuances of stay-at-home orders, increased unemployment, uncertainties about the extent and duration of the pandemic and consumers' concerns with allowing merchant providers into their homes. The duration and severity of the effects of COVID-19 on our financial condition and results of operations remain highly uncertain. Likewise, we do not know the duration and severity of the impact of

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

COVID-19 on all members of the GreenSky ecosystem – our merchants, Bank Partners, and GreenSky program borrowers – as well as our associates. We continue to monitor the ongoing crisis and are taking reasonable measures to manage operating costs.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(United States dollars in thousands, except per share data and unless otherwise indicated)
You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q, as well as the Audited Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the GreenSky, Inc. 2019 Form 10-K filed with the Securities and Exchange Commission on March 2, 2020 ("2019 Form 10-K"). This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under Part II, Item 1A “Risk Factors” in this Form 10-Q.
Organization
GreenSky, Inc. (or the "Company," "we" or "our") was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an initial public offering ("IPO") of its Class A common stock and certain Reorganization Transactions, as further described in the 2019 Form 10-K, in order to carry on the business of GreenSky Holdings, LLC (“GS Holdings”) and its consolidated subsidiaries. GS Holdings, a holding company with no operating assets or operations, was organized in August 2017. On August 24, 2017, GS Holdings acquired a 100% interest in GreenSky, LLC ("GSLLC"), a Georgia limited liability company, which is an operating entity. Common membership interests of GS Holdings are referred to as "Holdco Units." On May 24, 2018, the Company's Class A common stock commenced trading on the Nasdaq Global Select Market in connection with its IPO.
Executive Summary
Covid-19 Pandemic
On March 11, 2020, the World Health Organization designated the novel coronavirus disease (referred to as "COVID-19") as a global pandemic. In the second half of March 2020, the impact of COVID-19 and related actions to mitigate its spread within the U.S. began to impact our consolidated operating results. As of May 11, 2020, the date of filing this Quarterly Report on Form 10-Q, the duration and severity of the effects of COVID-19 remain unknown. Likewise, we do not know the duration and severity of the impact of COVID-19 on all members of the GreenSky ecosystem – our merchants, Bank Partners, and GreenSky program borrowers – as well as our associates. In addition to instituting a Company-wide work-at-home program to ensure the safety of all GreenSky associates and their families, we formed a GreenSky Continuity Team that is tasked with communicating to employees on a regular basis regarding such efforts as planning for contingencies related to the COVID-19 pandemic, providing updated information and policies related to the safety and health of all GreenSky associates, and monitoring the ongoing crisis for new developments that may impact GreenSky, our work locations or our associates. Our GreenSky Continuity Team is generally following the requirements and protocols as published by the U.S. Centers for Disease Control and Prevention and the World Health Organization, as well as state and local governments. As of the date of this filing, we have not begun to lift the actions put in place as part of our business continuity strategy, including work-at-home requirements and travel restrictions, and we do not believe that these protocols have materially adversely impacted our internal controls or financial reporting processes. We continue to monitor the ongoing crisis and are taking reasonable measures to manage operating costs.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, includes provisions relating to direct economic assistance to American workers, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and temporary relief from certain troubled debt restructuring provisions. While the impacts of the CARES Act were not material during the three months ended March 31, 2020, we continue to examine both the direct and indirect impacts that the CARES Act may have on our business.

The following are anticipated key impacts on our business and response initiatives taken by the Company, in coordination with our network partners, to mitigate such impacts:
Transaction Volume. Our transaction volume began to be impacted significantly by COVID-19 mid-March 2020.
•Through the end of February 2020, we generated $905 million of transaction volume, an increase of 16% over the comparable 2019 two-month period.
•Additionally, our monthly transaction volume through March 18, 2020 exceeded $289 million, an increase of 14% over the comparable 2019 month-to-date period.
•From March 19, 2020 through the end of the month, following nationwide responses to the COVID-19 pandemic, including restrictions on "non-essential" businesses imposed by state and local governments, we experienced a decline in transaction volume of 14% compared to the prior year.
Consumer spending behavior has been significantly impacted by the COVID-19 pandemic, principally due to restrictions on "non-essential" businesses, issuances of stay-at-home orders, increased unemployment, uncertainties about the extent and duration of the pandemic and consumers' concerns with allowing merchant providers into their home. To the extent this change in consumer spending behavior continues, we expect transaction volume to decline relative to the prior year. We expect any declines in transaction volume to reduce our transaction fees relative to 2019. In order for our merchants to better adapt to their customers' financing needs in the current economic environment, we partnered to develop a suite of new promotional loan product offerings, primarily additional reduced rate and deferred interest loan products. The extent to which our home improvement merchants have remained open for business has varied across merchant category and geographical location within the U.S. The majority of elective healthcare providers have been temporarily closed nationwide due to state and local restrictions, reducing our elective healthcare transaction volume to de minimis levels.
Portfolio Credit Losses. We entered the COVID-19 pandemic with historically strong credit performance and believe our super-prime program borrowers and focus on promotional credit are strongly resilient. To maintain our strong credit position in this uncertain economic environment, we continue to emphasize our super-prime promotional loan programs with our merchants. Additionally, in partnership with our Bank Partners, GreenSky program borrowers impacted by COVID-19 who request hardship assistance will receive temporary relief from payments. While we expect these measures to mitigate credit losses, we anticipate that the rising unemployment rate, while partially mitigated by the effects of government stimulus measures such as the CARES Act, will result in increased portfolio credit losses in 2020 as compared to the prior year, for which we provide limited protection to the Bank Partners through our restricted escrow accounts. Increases in credit losses can reduce our incentive payments, thereby potentially increasing our fair value change in finance charge reversal expense, which is a component of cost of revenue.
As the impact of COVID-19 continues to evolve, GreenSky remains committed to serving GreenSky program borrowers and our Bank Partners and merchants, while caring for the safety of our associates and their families. The potential impact that COVID-19 could have on our financial condition and results of operations remains highly uncertain. For more information, refer to Part II, Item 1A "Risk Factors" and, in particular, "– The global outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance and results of operations."
Business Updates
Funding Diversification. GreenSky continues to actively diversify its funding to include a combination of commitments from Bank Partners and alternative funding structures with one or more institutional investors, financial institutions and other sources.
•On May 11, 2020, we established an asset-backed revolving credit facility with JPMorgan Chase Bank, N.A. to finance purchases by a Company-sponsored special purpose vehicle (the "SPV") of participations in loans originated through the GreenSky program (the "SPV Facility"). The SPV Facility provides committed financing of $300 million. The SPV Facility also permits up to $200 million in additional financing, subject to satisfying certain conditions specified in the SPV Facility and obtaining the consent of the lenders. The Company currently expects that the SPV Facility will provide financing for approximately 70% of the purchase price for such participations (on average), and the Company will fund the remainder. The Company is in the final stages of finalizing an agreement governing the participation sales with an existing Bank Partner necessary to access funding under the SPV Facility. The assets of the SPV will not be available to satisfy any obligation of the Company, and no lender will have direct recourse to the Company for any loans made under the SPV Facility. We expect the SPV to conduct periodic sales of the purchased participations or issue asset-backed securities to third parties, which sales or issuances would allow additional purchases of participations to be financed through the SPV Facility. To the extent that such sales occur, the SPV Facility could facilitate substantial incremental GreenSky program loan volume. The Company expects the SPV Facility to be operational in May 2020.
•We continue to work with multiple institutional investors, including a leading institutional asset manager, on both a whole loan sales program and a material forward flow financing arrangement (collectively, "New Institutional Financings"). We would expect to close on one or more of these transactions in the second half of 2020.
•Effective April 30, 2020, one of our Bank Partners adjusted its funding commitment from $3 billion to $2 billion, which, because the funding level by the Bank Partner at the time of the change was near the Bank Partner's maximum, had only a nominal impact on our current funding position. Refer to "Liquidity and Capital Resources" in this Part I, Item 2 for discussion of the potential impact on our escrow.
Strategic Alternatives Review Process. As announced in August 2019, the Company's Board of Directors (the "Board"), working together with its senior management team and legal and financial advisors, has commenced a process to explore, review and evaluate a range of potential strategic alternatives focused on maximizing stockholder value. The Board's review is ongoing, and the Company does not intend to make further public comment regarding these matters unless and until the Board has approved a specific transaction or alternative or otherwise concludes its review. We would expect to make an announcement in this regard no later than the reporting of the Company's second quarter 2020 financial results.
First Quarter 2020 Results
As of and for the three months ended March 31, 2020, we achieved growth in many of our key business metrics and financial measures:
•Transaction volume (as defined below) was $1.37 billion during the three months ended March 31, 2020 compared to $1.24 billion during the three months ended March 31, 2019, an increase of 10%;
•The outstanding balance of loans serviced by our platform totaled $9.26 billion as of March 31, 2020 compared to $7.61 billion as of March 31, 2019, an increase of 22%;
•Active merchants totaled 17,761 as of March 31, 2020 compared to 15,745 as of March 31, 2019, an increase of 13%;
•We maintained a strong consumer profile. For all loans originated on our platform during the three months ended March 31, 2020, the credit-line weighted average GreenSky program borrower credit score was 773. Furthermore, GreenSky program borrowers with credit scores over 780 comprised 37% of the loan servicing portfolio as of March 31, 2020, and over 85% of the loan servicing portfolio as of March 31, 2020 consisted of GreenSky program borrowers with credit scores over 700;
•The 30-day delinquencies during the three months ended March 31, 2020 were 1.23%, an improvement of 8 basis points over the three months ended March 31, 2019;
•Incentive payments we receive from our Bank Partners, which favorably impact our cost of revenue, increased 77% during the three months ended March 31, 2020 compared to the same period in 2019 due to the combination of lower agreed-upon Bank Partner portfolio yield and strong credit performance across the portfolio; and

•Total revenue of $121.2 million during the three months ended March 31, 2020 increased 17% from $103.7 million during the three months ended March 31, 2019.
We had a net loss of $10.9 million during the three months ended March 31, 2020 compared to net income of $7.4 million during the three months ended March 31, 2019. The lower earnings in the 2020 period were primarily due to a $18.4 million non-cash charge to financial guarantee expense in the 2020 period in accordance with the provisions of ASU 2016-13 (referred to as "CECL"), which we adopted on January 1, 2020. Refer to "Three Months Ended March 31, 2020 and 2019–Financial guarantee" in this Part I, Item 2 as well as Note 1 and Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional discussion of our financial guarantee. In addition, during the first quarter of 2020, we ceased transfers of our rights to Charged-Off Receivables (as defined in Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1), for which we recognized a $7.4 million gain in the three months ended March 31, 2019. To the extent that we do not transfer our rights to Charged-Off Receivables, we expect to benefit from the retained recoveries over time to achieve overall higher cash returns.
Adjusted EBITDA (as defined below) of $19.4 million during the three months ended March 31, 2020 increased from $18.4 million during the three months ended March 31, 2019. The increase in Adjusted EBITDA during the three months ended March 31, 2020 was primarily attributable to our strong earnings on our growth in transaction volume and increases to the contractual fixed servicing fees for certain Bank Partners that were amended in the second half of 2019. These increases were partially offset by the increase in the fair value change in finance charge reversal liability due to a combination of: (i) growth in our loan servicing portfolio, (ii) the aforementioned increase in the contractual servicing fee, which directly reduces incentive payments, and (iii) the cessation of transfers of Charged-Off Receivables in the 2020 period. In addition, we experienced higher servicing and operating expenses in the 2020 period to support our growth.
Information regarding our use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP (as defined below) measure, is included in "Non-GAAP Financial Measure."
Seasonality. Historically, our business has generally been subject to seasonality in consumer spending and payment patterns. We cannot yet predict the impacts of COVID-19 on the seasonality of our business for the remainder of 2020 or future periods.
Given that our home improvement vertical is a significant contributor to our overall revenue, our revenue growth generally has been higher during the second and third quarters of the year as the weather improves, the residential real estate market becomes more active and consumers begin home improvement projects. During these periods, we have typically experienced increased loan applications and, in turn, transaction volume. Conversely, our revenue growth generally has been relatively slower during the first and fourth quarters of the year, as consumer spending on home improvement projects tends to slow leading up to the holiday season and through the winter months. As a result, the volume of loan applications and transactions has also tended to slow during these periods. Historically, the elective healthcare vertical has been susceptible to seasonality during the fourth quarter of the year, as the licensed healthcare providers take more vacation time around the holiday season. During this period, the volume of elective healthcare procedures and our resulting revenue have typically been slower relative to other periods throughout the year. Our seasonality trends may vary in the future as we introduce our program to new industry verticals and become less concentrated in the home improvement industry.
The origination related and finance charge reversal components of our cost of revenue also have been subject to these same seasonal factors, while the servicing related component of cost of revenue, in particular customer service staffing, printing and postage costs, has not been as closely correlated to seasonal volume patterns. As transaction volume increases, the transaction volume related personnel costs, as well as costs related to credit and identity verification, among other activities, increase as well. Further, finance charge reversal settlements are positively correlated with transaction volume in the same period of the prior year. As prepayments on deferred interest loans, which trigger finance charge reversals, typically are highest towards the end of the promotional period, and promotional periods are most commonly 12, 18 or 24 months, finance charge reversal settlements follow a similar seasonal pattern as transaction volumes over the course of a calendar year.

Lastly, we historically have observed seasonal patterns in consumer credit, driven to an extent by income tax refunds, which results in lower charge-offs during the second and third quarters of the year. Credit improvement during these periods has a positive impact on the incentive payments we receive from our Bank Partners. Conversely, during the first and fourth quarters of the year, when credit performance is comparably lower, our incentive payment receipts are negatively impacted, which in turn has a negative impact on our cost of revenue.
Non-GAAP Financial Measure
In addition to financial measures presented in accordance with United States generally accepted accounting principles (“GAAP”), we monitor Adjusted EBITDA to manage our business, make planning decisions, evaluate our performance and allocate resources. We define “Adjusted EBITDA” as net income (loss) before interest expense, taxes, depreciation and amortization, adjusted to eliminate equity-based compensation and payments and certain non-cash and non-recurring expenses.
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
Management removed the following EBITDA adjustments beginning in the second quarter of 2019:
•the non-cash impact of the initial recognition and subsequent fair value changes in our servicing liabilities, as the fair value measurements of our servicing rights are becoming a more significant component of our core business model. The Adjusted EBITDA measure for the three months ended March 31, 2019 was adjusted accordingly, which resulted in a decrease of the measure by $181 thousand; and
•non-corporate tax expenses, which are recorded within general and administrative expenses in our Unaudited Condensed Consolidated Statements of Operations, to align the adjustment with our corporate income tax expense. The Adjusted EBITDA measure for the three months ended March 31, 2019 was adjusted accordingly, which resulted in a decrease of the measure by $97 thousand.
Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as net income (loss). Some of the limitations of Adjusted EBITDA include:
•It does not reflect our current contractual commitments that will have an impact on future cash flows;
•It does not reflect the impact of working capital requirements or capital expenditures; and
•It is not a universally consistent calculation, which limits its usefulness as a comparative measure.

Management compensates for the inherent limitations associated with using the measure of Adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), as presented below.

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(10,919)	$7,401
Interest expense	5,620	6,243
Income tax expense (benefit)	(895)	(595)
Depreciation and amortization	2,445	1,467
Equity-based compensation expense(1)	3,499	2,668
Change in financial guarantee liability(2)	18,408	—
Transaction expenses(3)	262	—
Non-recurring expenses(4)	971	1,216
Adjusted EBITDA	$19,391	$18,400
(1)Includes equity-based compensation to employees and directors, as well as equity-based payments to non-employees.
(2)Includes non-cash charges related to our financial guarantee arrangements with our ongoing Bank Partners, which are primarily a function of new loans facilitated on our platform during the period increasing the contractual escrow balance and the associated financial guarantee liability.
(3)For the three months ended March 31, 2020, includes professional fees associated with our strategic alternatives review process.
(4)For the three months ended March 31, 2020, includes legal fees associated with IPO related litigation. For the three months ended March 31, 2019, includes the following: (i) legal fees associated with IPO related litigation of $435 thousand, (ii) one-time tax compliance fees related to filing the final tax return for the Former Corporate Investors associated with the Reorganization Transactions of $160 thousand, and (iii) lien filing expenses related to certain Bank Partner solar loans of $621 thousand.

Business Metrics
We review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends, formulate plans and make strategic decisions, including the following.

	Three Months Ended March 31,
	2020	2019
Transaction Volume
Dollars (in millions)	$1,372	$1,242
Percentage increase	10%
Loan Servicing Portfolio
Dollars (in millions, at end of period)	$9,260	$7,612
Percentage increase	22%
Active Merchants
Number (at end of period)	17,761	15,745
Percentage increase	13%
Cumulative Consumer Accounts
Number (in millions, at end of period)	3.21	2.41
Percentage increase	33%

Transaction Volume. We define transaction volume as the dollar value of loans facilitated on our platform during a given period. Transaction volume is an indicator of revenue and overall platform profitability and has grown substantially in the past several years.
Loan Servicing Portfolio. We define our loan servicing portfolio as the aggregate outstanding consumer loan balance (principal plus accrued interest and fees) serviced by our platform at the date of measurement. Our loan servicing portfolio is an indicator of our servicing activities. The average loan servicing portfolio for the three months ended March 31, 2020 and 2019 was $9,214 million and $7,477 million, respectively.
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
Bank Partner Relationships; Other Funding. "Bank Partners" are the federally insured banks that originate loans under the consumer financing and payments program that we administer for use by merchants on behalf of such banks in connection with which we provide point-of-sale financing and payments technology and related marketing, servicing, collection and other services (the "GreenSky program" or "program"). Our ability to generate and increase transaction volume and expand our loan servicing portfolio is, in part, dependent on (a) retaining our existing Bank Partners and having them renew and expand their commitments, (b) adding new Bank Partners, and/or (c) adding complementary funding arrangements to increase funding capacity. Our failure to do so could materially and adversely affect our business and our ability to grow. A Bank Partner’s funding commitment typically has an initial multi-year term, after which the commitment is either renewed (typically on an annual basis) or expires. No assurance is given that any of the current funding commitments of our Bank Partners will be renewed.
As of March 31, 2020, we had aggregate funding commitments from our ongoing Bank Partners of approximately $9.0 billion, of which approximately $1.6 billion was unused. These funding commitments are "revolving" and replenish as outstanding loans are paid down. As a result of loan pay downs, we anticipate approximately $3.4 billion of additional funding capacity will become available through 2021. As we add new Bank Partners, their full commitments are typically subject to a mutually-agreed-upon onboarding schedule. As previously disclosed, one of our Bank Partners adjusted its funding commitment effective April 30, 2020 from $3 billion to $2 billion, which adjustment is reflected in the incremental funding capacity noted above. The adjustment of the Bank Partner’s funding commitment had only a nominal impact on our current funding position, because the funding level by the Bank Partner at the time of the change was near the Bank Partner's maximum.

In addition to customary expansion of commitments from existing Bank Partners and the periodic addition of new Bank Partners to our funding group, we are working to diversify the funding for loans originated by our Bank Partners to also include alternative structures with one or more institutional investors, financial institutions or other financing sources. To that end, as noted above under "Executive Summary," we established the SPV Facility with JPMorgan Chase Bank, N.A. to finance purchases by the SPV of participations in loans originated through the GreenSky program. The SPV Facility provides committed financing of $300 million. The SPV Facility also permits up to $200 million in additional financing, subject to satisfying certain conditions specified in the SPV Facility and obtaining the consent of the lenders. The Company is in the final stages of finalizing an agreement governing the participation sales with an existing Bank Partner necessary to access funding under the SPV Facility. We expect the SPV to conduct periodic sales of the loan participations or issue asset-backed securities to third parties, which sales or issuances would allow additional purchases to be financed through the SPV Facility. To the extent that such sales occur, the SPV Facility could facilitate substantial incremental GreenSky program loan volume.
Additionally, we are continuing to work with multiple institutional investors, including a leading institutional asset manager, on both a whole loan sales program and a material forward flow financing arrangement. We would expect to close on one or more of these transactions in the second half of 2020.
If we do not timely consummate forward flow arrangements or other alternative structures, or if the funding commitments from our Bank Partners and forward flow arrangements or other alternative structures (should they be consummated) are not sufficient to support expected originations, it would limit our ability for loans to be originated or our ability to generate revenue at or above current levels.
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
•With respect to deferred interest loans, we bill the GreenSky program borrower for interest throughout the deferred interest promotional period, but the GreenSky program borrower is not obligated to pay any interest if the loan is repaid in full before the end of the promotional period. We are obligated to remit this accumulated billed interest to our Bank Partners to the extent the loan principal balances are paid off within the promotional period (each event, a finance charge reversal or "FCR") even though the interest billed to the GreenSky program borrower is reversed. Our maximum FCR liability is limited to the gross amount of finance charges billed during the promotional period, offset by (i) the collection of incentive payments from our Bank Partners during such period, (ii) proceeds received from transfers of Charged-Off Receivables, and (iii) recoveries on unsold charged-off receivables. Our profitability is impacted by the difference between the cash collected from these items and the cash to be remitted on a future date to settle our FCR liability. Our FCR liability quantifies our expected future obligation to remit previously billed interest with respect to deferred interest loans.
•If credit losses exceed an agreed-upon threshold, we make limited payments to our Bank Partners. Our maximum financial exposure is contractually limited to the escrow that we establish with each Bank Partner, which represented a weighted average target rate of 2.2% of the total outstanding loan balance as of March 31, 2020. Cash set aside to meet this requirement is classified as restricted cash in our Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2020, the financial guarantee liability associated with our escrow arrangements recognized in accordance with ASU 2016-13 represents over 90% of the contractual escrow that we have established with each Bank Partner.
For further discussion of our sensitivity to the credit risk exposure of our Bank Partners, see Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk–Credit risk." In January 2020, our Bank Partners also became subject to ASU 2016-13, which may affect how they reserve for losses on loans.

General Economic Conditions and Industry Trends. Our results of operations are impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending behavior and consumer demand for our merchants’ products and services. As general economic conditions improve or deteriorate, the amount of consumer disposable income tends to fluctuate, which, in turn, impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. Specific economic factors, such as interest rate levels, changes in monetary and related policies, market volatility, consumer confidence and, particularly, unemployment rates, also influence consumer spending and borrowing patterns. In addition, trends within the industry verticals in which we operate affect consumer spending on the products and services our merchants offer in those industry verticals. For example, the strength of the national and regional real estate markets and trends in new and existing home sales impact demand for home improvement goods and services and, as a result, the volume of loans originated to finance these purchases. In addition, trends in healthcare costs, advances in medical technology and increasing life expectancy are likely to impact demand for elective medical procedures and services. Refer to "Executive Summary" above for a discussion of the expected impacts on our business from the COVID-19 pandemic.
Components of Results of Operations
There were no significant changes to the components of our results of operations as disclosed in Part II, Item 7 of our 2019 Form 10-K, except as noted below.
Financial guarantee. Upon our adoption of the provisions of ASU 2016-13 on January 1, 2020, our financial guarantee liability associated with our escrow arrangements with our Bank Partners was recognized in accordance with ASC 326, Financial Instruments–Credit Losses (CECL). Changes in the financial guarantee liability each period as measured under CECL are recorded as non-cash charges in the statement of operations.

Results of Operations Summary

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenue
Transaction fees	$89,884	$84,048	$5,836	7%
Servicing and other	31,286	19,652	11,634	59%
Total revenue	121,170	103,700	17,470	17%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	71,775	58,037	13,738	24%
Compensation and benefits	22,434	19,633	2,801	14%
Sales and marketing	789	1,203	(414)	(34)%
Property, office and technology	4,022	4,414	(392)	(9)%
Depreciation and amortization	2,445	1,467	978	67%
General and administrative	6,711	5,700	1,011	18%
Financial guarantee	18,408	1,222	17,186	1,406%
Related party	477	536	(59)	(11)%
Total costs and expenses	127,061	92,212	34,849	38%
Operating profit (loss)	(5,891)	11,488	(17,379)	(151)%
Other income (expense), net	(5,923)	(4,682)	(1,241)	27%
Income (loss) before income tax expense (benefit)	(11,814)	6,806	(18,620)	(274)%
Income tax expense (benefit)	(895)	(595)	(300)	50%
Net income (loss)	$(10,919)	$7,401	$(18,320)	(248)%
Less: Net income (loss) attributable to noncontrolling interests	(7,585)	4,502	(12,087)	(268)%
Net income (loss) attributable to GreenSky, Inc.	$(3,334)	$2,899	$(6,233)	(215)%

Earnings (loss) per share of Class A common stock
Basic	$(0.05)	$0.05
Diluted	$(0.05)	$0.05
Three Months Ended March 31, 2020 and 2019
Total Revenue
During the three months ended March 31, 2020, total revenue increased $17.5 million, or 17%, compared to the same period in 2019. Transaction fees increased 7%, which was largely commensurate with an increase in transaction volume of 10%. The impact of higher transaction volume was slightly offset by price concessions for a significant merchant group, which reduced transaction fees by $2.4 million during the three months ended March 31, 2020 compared to $3.5 million offered to the same merchant group during the same period in 2019.
Transaction fees earned per dollar originated were 6.55% during the three months ended March 31, 2020 compared to 6.77% during the same period in 2019. The year over year transaction fee rate decline is primarily related to the mix of promotional terms of loans originated on our platform. Loans with lower interest rates, longer stated maturities and longer promotional periods generally carry relatively higher transaction fee rates. Conversely, loans with higher interest rates, shorter stated terms and shorter promotional periods generally carry relatively lower transaction fee rates. The mix of loans offered by merchants generally varies by merchant category, and is dependent on merchant and consumer preference. Therefore, shifts in merchant mix have a direct impact on our transaction fee rates. During the three months ended March 31, 2020 relative to the same period in 2019, we experienced small shifts in loan originations from different merchant categories, which resulted in the 0.22% decrease in transaction fees earned per dollar originated.
During the three months ended March 31, 2020, servicing and other revenue increased $11.6 million, or 59%, compared to the same period in 2019, which was primarily attributable to the increase in our average loan servicing portfolio of 23% combined with the receipt of higher fixed servicing fees associated with increases to the contractual fixed servicing fees for certain Bank Partners in the second half of 2019. The average servicing fee increased to 1.29% of the average loan servicing portfolio in the three months ended March 31, 2020 from 1.05% in the same period in 2019. An additional increase of $1.8 million was related to the fair value change in our servicing asset associated with the growth in Bank Partner loan servicing portfolios.
Cost of Revenue (exclusive of depreciation and amortization expense)

	Three Months Ended March 31,
	2020	2019
Origination related	$6,457	$8,535
Servicing related	12,814	10,737
Fair value change in FCR liability	52,504	38,765
Total cost of revenue (exclusive of depreciation and amortization expense)	$71,775	$58,037
Origination related
Origination related expenses typically include costs associated with our customer service staff that supports Bank Partner loan originations, credit and identity verification, loan document delivery, transaction processing and customer protection expenses.
During the three months ended March 31, 2020, origination related expenses decreased 24% compared to the same period in 2019 despite our 10% period over period transaction volume growth. The lower expenses were largely driven by lower customer protection expenses of $1.8 million during the three months ended March 31, 2020 compared to the same period in 2019, which are incurred when the Company determines that a merchant did not fulfill its obligation to the end consumer and compensates a Bank Partner for the applicable portion of the loan principal balance. Additionally, we achieved operational efficiencies with loan processing expenses, partially offset by higher personnel costs in the 2020 period.
Servicing related
Servicing related expenses are primarily reflective of the cost of our personnel (including dedicated call center personnel), printing and postage.
During the three months ended March 31, 2020, servicing related expenses increased 19% compared to the same period in 2019, which resulted from our 23% period over period average loan servicing portfolio growth. The increases in servicing related expenses associated with the increase in loans serviced were primarily for personnel costs within our customer service, collections and quality assurance functions.

Fair value change in FCR liability
The following table reconciles the beginning and ending measurements of our FCR liability and highlights the activity that drove the fair value change in FCR liability included in our cost of revenue.

	Three Months Ended March 31,
	2020	2019
Beginning balance	$206,035	$138,589
Receipts (1)	44,708	32,123
Settlements (2)	(90,089)	(59,879)
Fair value changes recognized in cost of revenue (3)	52,504	38,765
Ending balance	$213,158	$149,598
(1)Includes: (i) incentive payments from Bank Partners, which is the surplus of finance charges billed to borrowers over an agreed-upon portfolio yield, a fixed servicing fee and realized net credit losses, (ii) cash received from recoveries on previously charged-off Bank Partner loans, and (iii) the proceeds received from transferring our rights to Charged-Off Receivables attributable to previously charged-off Bank Partner loans. We consider all monthly incentive payments from Bank Partners during the period to be related to billed finance charges on deferred interest products until monthly incentive payments exceed total billed finance charges on deferred products, which did not occur during the periods presented.
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
Further detail regarding our receipts is provided below for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Incentive payments	$42,453	$23,937
Proceeds from Charged-Off Receivables transfers (1)	—	7,355
Recoveries on unsold charged-off receivables (2)	2,255	831
Total receipts	$44,708	$32,123
(1)We collected recoveries on previously charged-off and transferred Bank Partner loans on behalf of our Charged-Off Receivables investors of $5.8 million and $5.1 million during the three months ended March 31, 2020 and 2019, respectively. These collected recoveries are excluded from receipts, as they do not impact our fair value change in FCR liability.
(2)Represents recoveries on previously charged-off Bank Partner loans.
The increase of $13.7 million, or 35%, in the fair value change in FCR liability recognized in cost of revenue during the three months ended March 31, 2020 compared to the same period in 2019 was primarily a function of the growth of deferred interest loans in the loan servicing portfolio (and billed finance charges on loans in promotional status) combined with the absence of proceeds from Charged-Off Receivables transfers in the three months ended March 31, 2020 compared to proceeds of $7.4 million in the same period in 2019. Excluding the impact of the proceeds from Charged-Off Receivables transfers, the increase in the fair value change in FCR liability was 14% relative to our 22% growth in the loan servicing portfolio, as we benefited from a 77% increase in incentive payments resulting from the combination of lower agreed upon Bank Partner portfolio yield and lower Bank Partner portfolio credit losses.
Compensation and benefits
During the three months ended March 31, 2020, compensation and benefits expense increased $2.8 million, or 14%, compared to the same period in 2019 due to continued investment in our information technology, credit and sales infrastructure and increased share-based compensation expense of $0.8 million.

Sales and marketing
During the three months ended March 31, 2020, sales and marketing expense, which excludes compensation and benefits, decreased $0.4 million, or 34%, compared to the same period in 2019 primarily due to decreases in trade show attendance, advertising fees and marketing related travel expenses largely related to impacts of the COVID-19 pandemic.
Property, office and technology
During the three months ended March 31, 2020, property, office and technology expense decreased $0.4 million, or 9%, compared to the same period in 2019 primarily due to a decrease of $0.7 million in consulting expenses associated with additional technology process innovation costs in the 2019 period, partially offset by increases in software, hardware and hosting costs of $0.1 million and operating lease costs of $0.2 million.
Depreciation and amortization
During the three months ended March 31, 2020, depreciation and amortization expense increased $1.0 million, or 67%, compared to the same period in 2019 primarily driven by increases over time in capitalized internally-developed software.
General and administrative
During the three months ended March 31, 2020, general and administrative expense increased $1.0 million, or 18%, compared to the same period in 2019 primarily related to professional fees for litigation and compliance matters of $0.7 million and increases in advisory and insurance costs of $0.3 million.
Financial guarantee
During the three months ended March 31, 2020, non-cash financial guarantee expenses recognized subsequent to our adoption of ASU 2016-13 on January 1, 2020 totaled $18.4 million, representing the estimated increase in the financial guarantee liability. As measured in accordance with the new standard, the increase in the financial guarantee liability was primarily associated with new Bank Partner loans facilitated during the quarter, which increased the required escrow balance, and, to a lesser degree, due to decreased expectations of Bank Partner loan credit performance under the current economic environment. See Note 1 and Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information regarding the measurement of our financial guarantees under the new standard.
Under this guidance, we are precluded from including future loan originations by our Bank Partners in measuring our financial guarantee liability. Consistent with the modeling of loan losses for any consumer loan portfolio assumed to go into "run-off," our recognized financial guarantee liability under this model represents a significant portion of the contractual escrow that we establish with each Bank Partner and typically increases each period, with a corresponding non-cash charge to the statement of operations, as new loans facilitated on our platform during the period increase the contractual escrow balance. Historically, our actual cash payments required under the financial guarantee arrangements have been immaterial for ongoing Bank Partner portfolios into which we continue originating loans, and we expect this to continue to be the case subject to the accuracy of our assumptions around the performance of the loan portfolios.
During the three months ended March 31, 2019, financial guarantee expenses recognized in accordance with legacy guidance in ASC 450, Contingencies, were $1.2 million, representing expected escrow usage in future periods associated with Bank Partner loan credit performance that was determined to be probable of occurring.
Related party
During the three months ended March 31, 2020, related party expenses decreased $0.1 million, or 11%, compared to the same period in 2019, which was primarily due to fees incurred in the 2019 period to a placement agent in connection with certain Charged-Off Receivables transfers, of which there were none in the 2020 period.

Other income (expense), net
The $1.2 million, or 27%, increase in other expense, net during the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to: (i) higher loan loss reserves associated with loan receivables held for sale of $2.4 million, and (ii) lower income generated from cash and cash equivalents of $0.3 million, partially offset by (iii) lower interest expense of $0.6 million due primarily to a lower effective interest rate, (iv) a decrease in the fair value change in servicing liability of $0.7 million, and (v) higher interest income generated from loan receivables held for sale of $0.3 million due to a higher average balance.
Income tax expense (benefit)
Income tax benefit recorded during the three months ended March 31, 2020 of $0.9 million reflected the expected income tax benefit of $1.1 million on the net loss for the period related to GreenSky, Inc.'s economic interest in GS Holdings, partially offset by $0.2 million of tax expense arising from discrete items, which primarily consisted of a stock-based compensation shortfall as a result of restricted stock awards vesting during the period. Income tax benefit recorded during the three months ended March 31, 2019 of $0.6 million reflected the expected income tax expense of $0.5 million on the net earnings for the period related to GreenSky, Inc.'s economic interest in GS Holdings, which was offset by a $1.1 million tax benefit arising from discrete items, which primarily consisted of warrant and stock-based compensation deductions during the period.
The decrease in the income tax expense was primarily related to the decrease in overall net earnings attributable to GreenSky, Inc.'s economic interest in GS Holdings compared to the 2019 period, partially offset by an increase in the statutory tax rate.
Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2020 and 2019 reflects income (loss) attributable to the Continuing LLC Members for the entire periods based on their weighted average ownership interest in GS Holdings, which was 63.8% and 67.8%, respectively.
Financial Condition Summary
Changes in the composition and balance of our assets and liabilities as of March 31, 2020 compared to December 31, 2019 were principally attributable to the following:
•a $3.8 million increase in cash and cash equivalents and restricted cash. See "Liquidity and Capital Resources" in this Part I, Item 2 for further discussion of our cash flow activity;
•a $30.9 million decrease in loan receivables held for sale, net, primarily due to proceeds of $24.1 million from a January 2020 sale and customer payments;
•a $7.1 million increase in the FCR liability, which was indicative of a larger balance of deferred interest loans. This activity is analyzed in further detail throughout this Part I, Item 2;
•the impact of our January 1, 2020 adoption of ASU 2016-13, which resulted in an additional financial guarantee liability of $118.0 million and a corresponding cumulative-effect adjustment to equity at the adoption date, including $32.2 million to retained earnings, net of the impact of a $10.4 million increase in deferred tax assets, and $75.4 million to noncontrolling interest. The estimated value of the financial guarantee increased an additional $18.4 million based on our subsequent measurement during the three months ended March 31, 2020. See Note 1 and Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion of the new standard;
•a $7.9 million increase in accounts payable primarily due to monthly settlements with Bank Partners related to their portfolio activity;
•a $12.9 million increase in the interest rate swap liability due to the significantly decreased interest rate environment. See Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional information;

•a $7.9 million decrease in transaction processing liabilities, which is reflective of the reduction in custodial in-transit loan funding requirements; and
•a decrease in total equity of $158.6 million primarily due to: (i) the measurement of our financial guarantee liability under ASU 2016-13, as discussed above, (ii) distributions of $31.1 million, which were primarily tax distributions, and (iii) other comprehensive loss of $11.7 million associated with our interest rate swap, as discussed above. These decreases were partially offset by share-based compensation of $3.5 million.
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
In particular, the Credit Facility (as defined below) contains certain negative covenants prohibiting GS Holdings and GSLLC from making cash dividends or distributions unless certain financial tests are met. In addition, while there are exceptions to these prohibitions, such as an exception that permits GS Holdings to pay our operating expenses, these exceptions apply only when there is no default under the Credit Facility. We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.
Our principal source of liquidity is cash generated from operations. Our transaction fees are the most substantial source of our cash flows and follow a relatively predictable, short cash collection cycle. To the extent that the impact from the COVID-19 pandemic on consumer spending behavior results in a decline in our transaction volume compared to prior periods, our transaction fees would be similarly impacted. Our short-term liquidity needs primarily include setting aside restricted cash for Bank Partner escrow balances and interest payments on GS Holdings' Credit Facility, which consists of the term loan and revolving loan facility under the Amended Credit Agreement, as defined and discussed in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. Further, we do not anticipate any major capital expenditures. We currently generate sufficient cash from our operations to meet these short-term needs. In addition, we expect to use cash for: (i) FCR liability settlements, which are not fully funded by the incentive payments we receive from our Bank Partners, but for which $91.1 million is held for certain Bank Partners in restricted cash as of March 31, 2020, and (ii) payments under our financial guarantee related to our portfolio with a Bank Partner that did not renew its loan origination agreement in late 2019 and our portfolio with a Bank Partner that adjusted its funding commitment effective April 30, 2020 and into which loans will not be originated until the balance of the portfolio is below the adjusted funding commitment. Our $100 million revolving loan facility is also available to supplement our cash flows from operating activities in satisfying our short-term liquidity needs.
As noted above under "Executive Summary," on May 11, 2020, we established the SPV Facility to finance purchases by the SPV of participations in loans originated through the GreenSky program. The SPV Facility provides committed financing of $300 million. The SPV Facility also permits up to $200 million in additional financing, subject to satisfying certain conditions specified in the SPV Facility and obtaining the consent of the lenders. The Company is in the final stages of finalizing an agreement governing the participation sales with an existing Bank Partner necessary to access funding under the SPV Facility. The Company currently expects that the SPV Facility will provide financing for approximately 70% of the purchase price for such participations (on average), and the Company will fund the remainder. We expect that the Company will from time to time purchase participations in loans that have future funding obligations. Such future funding obligations will be funded by the Bank Partner that owns the loan; however, the Company will be required to purchase a participation in the future funding amount, which the Company would intend to finance through the SPV Facility at similar rates. In addition, we expect the SPV to conduct periodic sales of the loan participations or issue asset-backed securities to third parties, which sales or issuances would allow additional purchases to be financed at similar rates.
Our most significant long-term liquidity need involves the repayment of our term loan upon maturity in March 2025, which assuming no prepayments, will have an expected remaining unpaid principal balance of $373 million at that time. Assuming no extended impact of the COVID-19 pandemic, we anticipate that our significant cash generated from operations will allow us to service this debt both for quarterly principal repayments and the balloon payment at maturity. Should operating cash flows be insufficient for this purpose, we will pursue other financing options. We have not made any material commitments for capital expenditures other than those disclosed in the "Contractual Obligations" table in Part II, Item 7 of our 2019 Form 10-K, which did not change materially during the three months ended March 31, 2020.
Significant Changes in Capital Structure
There were no significant changes in the Company's capital structure during the three months ended March 31, 2020. During the three months ended March 31, 2019, we purchased 4.3 million shares of Class A common stock at a cost of $51.0 million under our share repurchase program, which are held in treasury. See Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of our treasury stock.
Cash flows
We prepare our Unaudited Condensed Consolidated Statements of Cash Flows using the indirect method, under which we reconcile net income (loss) to cash flows provided by operating activities by adjusting net income (loss) for those items that impact net income (loss), but may not result in actual cash receipts or payments during the period. The following table provides a summary of our operating, investing and financing cash flows for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$41,047	$43,455
Net cash used in investing activities	$(3,354)	$(3,391)
Net cash used in financing activities	$(33,861)	$(55,905)
Cash and cash equivalents and restricted cash totaled $449.7 million as of March 31, 2020, an increase of $3.8 million from December 31, 2019. Restricted cash, which had a balance of $273.0 million as of March 31, 2020 compared to a balance of $250.1 million as of December 31, 2019, is not available to us to fund operations or for general corporate purposes. Cash flow activities for the three months ended March 31, 2020 consisted of $41.0 million of cash generated from operations, partially offset by $3.4 million of cash used for investing activities and $33.9 million of cash used for financing activities. Financing activity outflows were highlighted by distributions to GS Holdings' members, payment of withholding taxes associated with stock option exercises, and repayments of the principal balance of our term loan.
Our restricted cash balances as of March 31, 2020 and December 31, 2019 were comprised of three components: (i) $165.0 million and $150.4 million, respectively, which represented the amounts that we have escrowed with Bank Partners as limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses; (ii) $91.1 million and $75.0 million, respectively, which represented an additional restricted cash balance that we maintained for certain Bank Partners related to our FCR liability; and (iii) $16.9 million and $24.7 million, respectively, which represented certain custodial in-transit loan funding and consumer borrower payments that we were restricted from using for our operations. The restricted cash balances related to our FCR liability and our custodial balances are not included in our evaluation of restricted cash usage, as these balances are not held as part of a financial guarantee arrangement. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information on our restricted cash held as escrow with Bank Partners.

Cash provided by operating activities
Three Months Ended March 31, 2020. Cash flows provided by operating activities were $41.0 million during the three months ended March 31, 2020. Net loss of $10.9 million was adjusted favorably for certain non-cash items of $21.5 million, which were predominantly related to financial guarantee losses, depreciation and amortization, and equity-based expense, partially offset by the fair value changes in servicing assets and liabilities and deferred tax benefit.
Primary sources of operating cash during the three months ended March 31, 2020 were: (i) an excess of proceeds from sales of loan receivables compared to purchases, (ii) an increase in billed finance charges on deferred interest loans that are expected to reverse in future periods, and (iii) an increase in accounts payable largely driven by Bank Partner settlements related to their portfolio activity and payables for price concessions to a significant merchant group. These increases were offset by uses of cash associated with transaction processing liabilities, which is reflective of the reduction in custodial in-transit loan funding requirements.
Three Months Ended March 31, 2019. Cash flows provided by operating activities were $43.5 million during the three months ended March 31, 2019. Net income of $7.4 million was adjusted favorably for certain non-cash items of $4.4 million, which were predominantly related to depreciation and amortization, equity-based expense, financial guarantee losses and fair value changes in servicing liabilities, partially offset by deferred tax benefit.
Primary sources of operating cash during the three months ended March 31, 2019 were: (i) earnings, (ii) an increase in billed finance charges on deferred interest loans that are expected to reverse in future periods, (iii) an increase in accounts payable largely driven by Bank Partner settlements related to their portfolio activity and payables for price concessions to a significant merchant group, (iv) an increase in transaction processing liabilities primarily driven by the timing of transaction processing liability settlements, and (v) an excess of proceeds from sales of loan receivables held for sale compared to purchases.
Cash used in investing activities
Detail of the cash used in investing activities is included below for each period (dollars in millions).

	Three Months Ended March 31,
	2020	2019
Software	$3.0	$2.3
Computer hardware	0.3	0.7
Leasehold improvements	—	0.2
Furniture	0.1	0.2
Purchases of property, equipment and software	$3.4	$3.4
The spend on investing activities during the three months ended March 31, 2020 was flat compared to the same period in 2019. The increase in capitalized costs associated with various internally-developed software projects, such as mobile application development and transaction processing, were offset by lower hardware costs associated with higher infrastructure needs in the 2019 period and lower leasehold improvement costs.
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
We had net cash used in financing activities of $33.9 million during the three months ended March 31, 2020 compared to $55.9 million during the same period in 2019. In the 2020 period, our use of cash was primarily related to tax and non-tax distributions to members of $31.1 million and $1.7 million, respectively, and repayments of the principal balance of our term loan (net of original issuance discount) of $1.0 million. In the 2019 period, our use of cash was primarily related to: (i) our $51.0 million repurchase of Class A common stock, (ii) distributions of $2.7 million, (iii) repayments of the principal balance of our term loan (net of original issuance discount) of $1.0 million, and (iv) equity activity of $1.1 million consisting of Holdco Unit exchanges and option exercises.
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
There was no amount outstanding under our revolving loan facility as of March 31, 2020, which is available to fund future needs of GS Holdings’ business.
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
Tax Receivable Agreement
Our purchase of Holdco Units from the Exchanging Members using a portion of the net proceeds from the IPO, our acquisition of the equity of certain of the Former Corporate Investors, and any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement (as such terms are defined in the 2019 Form 10-K) are expected to result in increases in our allocable tax basis in the assets of GS Holdings. These increases in tax basis are expected to increase (for tax purposes) depreciation and amortization deductions allocable to us and, therefore, reduce the amount of tax that we otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent tax basis is allocated to those assets.
We and GS Holdings entered into a Tax Receivable Agreement ("TRA") with the "TRA Parties" (the equity holders of the Former Corporate Investors, the Exchanging Members, the Continuing LLC Members and any other parties receiving benefits under the TRA, as those parties are defined in the 2019 Form 10-K), whereby we agreed to pay to those parties 85% of the amount of cash tax savings, if any, in United States federal, state and local taxes that we realize or are deemed to realize as a result of these increases in tax basis, increases in basis from such payments, and deemed interest deductions arising from such payments.
Due to the uncertainty of various factors, the likely tax benefits we will realize as a result of our purchase of Holdco Units from the Exchanging Members, our acquisition of the equity of certain of the Former Corporate Investors or any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement, or the resulting amounts we are likely to pay out to the TRA Parties pursuant to the TRA are also uncertain. However, we expect that such payments will be substantial and may substantially exceed the tax receivable liability of $312.3 million as of March 31, 2020.
Because we are the managing member of GS Holdings, which is the managing member of GSLLC, we have the ability to determine when distributions (other than tax distributions) will be made by GSLLC to GS Holdings and the amount of any such distributions, subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our Amended Credit Agreement or other debt instruments). Any such distributions will be made to all holders of Holdco Units, including us, pro rata based on the number of Holdco Units. The cash received from such distributions will first be used by us to satisfy any tax liability and then to make any payments required under the TRA. We expect that such distributions will be sufficient to fund both our tax liability and the required payments under the TRA. In the event that we do not make timely payment of all or any portion of a tax benefit payment due under the TRA on or before a final payment date, LIBOR is the base for the default rate used to calculate the required interest. The TRA is anticipated to remain in effect after the expected phase out of LIBOR in 2021. See Part I, Item 2 "Liquidity and Capital Resources–Borrowings" for further discussion of the LIBOR phase out.
Contingencies
From time to time, we may become a party to civil claims and lawsuits in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated, which requires management judgment. As of March 31, 2020 and December 31, 2019, we did not record any provision for liability. Should any of our estimates or assumptions change or prove to be incorrect, it could have a material adverse impact on our consolidated financial condition, results of operations or cash flows. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for discussion of certain legal proceedings and other contingent matters.
Recently Adopted or Issued Accounting Standards
See "Recently Adopted Accounting Standards" and "Accounting Standards Issued, But Not Yet Adopted" in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional information.
Critical Accounting Policies and Estimates
The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition as disclosed in our Management's Discussion and Analysis of Financial Condition and Results of Operations as filed in our 2019 Form 10-K include those related to our accounting for finance charge reversals, servicing assets and liabilities, financial guarantees and income taxes. In the preparation of our Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2020, there have been no significant changes to the accounting policies and estimates related to our accounting for finance charge reversals, servicing assets and liabilities and income taxes. On January 1, 2020, we adopted the provisions of ASU 2016-13, which impacted our accounting for the contingent aspect of our financial guarantees. Historical periods prior to January 1, 2020 continue to reflect the measurement of the contingent aspect of our financial guarantees under legacy guidance in ASC 450. Refer to Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for discussion of our adoption of ASU 2016-13 and its impact on our consolidated financial statements and for the revised accounting policy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Loan receivables held for sale. Changes in United States interest rates affect the interest earned on our cash and cash equivalents and could impact the market value of loan receivables held for sale. Since we typically sell loan receivables held for sale at par to our Bank Partners, which is indicative of our short-term holding period, we do not expect interest rate risk related to loan receivables held for sale to be a material risk to us. A hypothetical 100 basis points increase in interest rates may have resulted in a decrease of $0.2 million and $0.5 million in the carrying value of our loan receivables held for sale as of March 31, 2020 and December 31, 2019, respectively. Alternatively, a 100 basis points decrease in interest rates would not have impacted the reported value of our loan receivables held for sale, as they are carried at the lower of cost or fair value.
Term loan. Interest rate fluctuations expose our variable-rate term loan, which consisted of our $400.0 million term loan under our Amended Credit Agreement, to changes in interest expense and cash flows. In June 2019, we entered into a four-year interest rate swap agreement that effectively converted interest payments on $350.0 million of our variable-rate term loan to a fixed-rate basis, thus mitigating the impact of interest rate changes on future interest expense. The term loan has a maturity date of March 29, 2025. Based on an outstanding principal balance of $392.0 million as of March 31, 2020, and accounting for our scheduled quarterly principal balance repayments, a hypothetical 100 basis point increase in the one-month LIBOR rate would result in an increase in annualized interest expense, net of the effects of our interest rate swap, of $0.4 million.
LIBOR is used as the reference rate for our interest rate swap agreement that we use to hedge interest rate exposure under our $400.0 million term loan. Our interest rate swap agreement is set to mature after the expected phase out of LIBOR in 2021. See Part I, Item 2 "–Liquidity and Capital Resources–Borrowings" for further discussion regarding the LIBOR transition and its perceived impact on the Company.
Credit risk
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from consumer default when GreenSky program borrowers are unable or unwilling to meet their financial obligations. We expect our credit loss rate to stay relatively constant over time; however, our portfolio may change as we look for additional opportunities to generate attractive risk-adjusted returns for our

Bank Partners. Additionally, we manage our exposure to counterparty credit risk through requirement of minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk.
Loans originated by Bank Partners. Our Bank Partners own and bear substantially all of the credit risk on their wholly-owned loan portfolios. We regularly assess and monitor the credit risk exposure of our Bank Partners. This commences with the credit application process on our platform, during which a credit decision is rendered to a customer immediately based on preset underwriting standards provided by our Bank Partners. In rendering this decision, we generally obtain certain information provided by the applicant and a credit report from one of the major credit bureaus. Further, on behalf of our Bank Partners as part of our obligation as the loan servicer, we try to mitigate portfolio credit losses through our collection efforts on past due amounts. For loans wholly owned by our Bank Partners, our credit risk exposure impacts the amount of incentive payments and, therefore, the amount of fair value change in FCR liability, as well as any potential financial guarantee payments. Restricted cash was set aside in escrow with our Bank Partners at a weighted average target rate of 2.2% of the total outstanding loan balance as of March 31, 2020. As of March 31, 2020, the financial guarantee liability associated with our escrow arrangements recognized in accordance with ASU 2016-13 represents over 90% of the contractual escrow that we have established with each Bank Partner.
Based on our incentive payments during the three months ended March 31, 2020 and 2019, and holding all other inputs constant (namely, the size of our loan servicing portfolio and settlement activity), a hypothetical 100 basis point increase in loan servicing portfolio credit losses would result in increases of $18.6 million and $16.1 million, respectively, in the fair value of our FCR liability. Further, such an increase in credit losses would cause us to incur additional financial guarantee expense of $3.6 million and $2.0 million during the three months ended March 31, 2020 and 2019, respectively.
Loan receivables held for sale. We bear all of the credit risk associated with the receivables that we hold for sale. This portfolio was highly diversified across 4,845 and 9,272 consumer loan receivables as of March 31, 2020 and December 31, 2019, respectively, without significant individual exposures. Based on our $21.1 million and $51.9 million loan receivables held for sale balance as of March 31, 2020 and December 31, 2019, respectively, a hypothetical 100 basis point increase in portfolio credit losses would result in lower annualized earnings of $0.2 million and $0.5 million, respectively.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2020, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and the Consumer Financial Services Industry
The global outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance and results of operations.
On March 11, 2020, the World Health Organization designated the novel coronavirus disease (referred to as "COVID-19") as a global pandemic. Measures taken across the U.S. and worldwide to mitigate the spread of the virus have significantly impacted the macroeconomic environment, including consumer confidence, unemployment and other economic indicators that contribute to consumer spending behavior and demand for credit. Our results of operations are impacted by the relative strength of the overall economy. As general economic conditions improve or deteriorate, the amount of consumer disposable income tends to fluctuate, which, in turn, impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. In addition, trends within the industry verticals in which we operate affect consumer spending on the products and services our merchants offer in those industry verticals.
The extent to which COVID-19 will impact our business, results of operations and financial condition is dependent on many factors, which are highly uncertain, including, but not limited to, the duration and severity of the outbreak, the actions to contain the virus or mitigate its impact, and how quickly and to what extent normal economic and operating conditions will resume. If we experience a prolonged decline in transaction volume or increases in delinquencies, our results of operations and financial condition could be materially adversely affected.
In our function as loan servicer and in partnership with our Bank Partners, we are actively engaged in discussions with GreenSky program borrowers, some of whom have indicated that they have experienced economic hardship due to the COVID-19 pandemic and have requested payment deferral or forbearance or other modifications of their loans. While we are addressing requests for loan relief, we may still experience higher instances of default, which will adversely affect our business, including, but not limited to, the credit profile of our servicing portfolio, the incentive payments we receive from our Bank Partners and the required escrow payments under our financial guarantee arrangements with our Bank Partners. Additionally, the COVID-19 pandemic could adversely affect our liquidity position and could limit our ability to grow our business or fully execute on our business strategy, including influencing our strategic alternatives review process or entering into alternative funding arrangements. Furthermore, the COVID-19 pandemic could negatively impact our ability to retain existing, and attract new, Bank Partners and other funding sources for the GreenSky program.
The COVID-19 pandemic also resulted in us modifying certain business practices, such as restricting employee travel and executing on a company-wide work-at-home program. We may take further actions as required by government authorities or as we determine to be in the best interests of our associates, Bank Partners, merchants and GreenSky program borrowers. We may experience financial losses or disruptions due to a number of operational factors, including, but not limited to:
•increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity;
•challenges to the security, availability and reliability of our platform due to changes to normal operations, including the possibility of one or more clusters of COVID-19 cases affecting our employees or affecting the systems or employees of our partners; and
•an increased volume of customer and regulatory requests for information and support, or new regulatory requirements, which could require additional resources and costs to address, including, for example, government initiatives to reduce or eliminate payments costs.
Even after the COVID-19 outbreak has subsided, our business may continue to be unfavorably impacted by the economic turmoil caused by the pandemic. There are no recent comparable events that could serve to indicate the ultimate effect the COVID-19 pandemic may have and, as such, we do not at this time know what the extent of the impact of the COVID-19 pandemic will be on our business. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also heighten other risks described in this Part II, Item 1A.
For additional discussion of the impact of COVID-19 on our business, see additional risk factors included in this Part II, Item 1A, as well as Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations–Executive Summary."
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
We rely on our Bank Partners to originate all of the loans made through the GreenSky program. Our four largest ongoing Bank Partners – BMO Harris Bank, Fifth Third Bank, Truist Bank and Synovus Bank – provided approximately 83% of the commitments to originate loans as of March 31, 2020. We have entered into separate loan origination agreements and servicing agreements with each of our Bank Partners, each generally containing customary termination provisions and, in certain instances, entitling the Bank Partner to terminate its agreements for convenience. Bank Partners could decide to terminate or not to renew their agreements for any number of reasons, including, for example, perceived or actual erosion in the credit quality or performance of loans, the geographic or other (such as home improvement loans) concentration of loans, the type of loan products offered (such as deferred payment loans), strategic decisions to make fewer consumer loans or loans originated through channels such as ours, alternative investment opportunities that are expected to be more favorable, increases in required loan loss reserves (such as ones that might result from upcoming accounting changes) and required margins, dissatisfaction with our performance as administrator of our program or as servicer, reduced availability of funds for originating new loans, regulatory concerns regarding any of the foregoing factors or others, or general economic conditions, including those that are expected to impact consumer spending, consumer credit or default rates. If any of our largest Bank Partners were to terminate its relationship with us, it could have a material adverse effect on our business. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations–Factors Affecting our Performance–Bank Partner Relationships; Other Funding" for more information regarding our Bank Partner relationships.
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
If we are unsuccessful in maintaining our relationships with our Bank Partners for any of the foregoing or other reasons, or if we are unable to develop relationships with new Bank Partners or other funding sources, it could have a material adverse effect on our business and our ability to grow.
Our results of operations and continued growth depend on our ability to retain existing, and attract new, merchants and Bank Partners.
A substantial majority of our total revenue is generated from the transaction fees that we receive from our merchants and, to a lesser extent, servicing and other fees that we receive from our Bank Partners in connection with loans made by our Bank Partners to the customers of our merchants. Approximately 74% of our total revenue for the three months ended March 31, 2020 was generated from transaction fees paid to us by our merchants. To attract and retain merchants, we market our program to them on the basis of a number of factors, including financing terms, the flexibility of promotional offerings, approval rates, speed and simplicity of loan origination, service levels, products and services, technological capabilities and integration, customer service, brand and reputation.
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
Based upon current commitment levels, our four largest ongoing Bank Partners are BMO Harris Bank, Fifth Third Bank, Truist Bank and Synovus Bank. As of March 31, 2020, they provided approximately 83% of the overall commitments to originate loans through our program. If any of our larger Bank Partners, or a substantial number of our smaller Bank Partners, were to suspend, limit or otherwise terminate their relationships with us, it could have a material adverse effect on our business. If we need to enter into arrangements with a different bank to replace one of our Bank Partners, we may not be able to negotiate a comparable alternative arrangement. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations–Factors Affecting our Performance–Bank Partner Relationships; Other Funding" for more information regarding our Bank Partner relationships.
A large percentage of our revenue is concentrated with our top ten merchants, and the loss of a significant merchant could have a negative impact on our operating results.
Our top ten merchants (including certain groups of affiliated merchants) accounted for an aggregate of 23% of our total revenue during the three months ended March 31, 2020. The Home Depot is our most significant single merchant and represented approximately 4% of total revenue during the three months ended March 31, 2020. In addition, affiliates of Renewal by Andersen, our largest Sponsor, represented together approximately 16% of total revenue during the three months ended March 31, 2020. Our agreement with Renewal by Andersen provides that Renewal by Andersen will promote the GreenSky program through notifying its dealers of the availability of the GreenSky program and providing them ancillary materials. Both parties have the right to terminate the agreement generally upon 90-days notice. If Renewal by Andersen terminates the agreement, Renewal by Andersen dealers would not be obligated to terminate their participation in the GreenSky program, although they could choose to do so. We expect to have significant concentration in our largest merchant relationships for the foreseeable future. In the event that (i) The Home Depot or one or more of our other significant merchants, or groups of merchants, or (ii) Renewal by Andersen or one or more of our other significant Sponsors, and their dealers, terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the GreenSky program could decline, which would materially adversely affect our business and, in turn, our revenue.
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
Although our merchants are obligated to fulfill their contractual commitments to consumers and to comply with applicable law, from time to time they might not, or a consumer might allege that they did not. This, in turn, can result in claims against our Bank Partners and us or in loans being uncollectible. In those cases, we may decide that it is beneficial to remediate the situation, either through assisting the consumers to get a refund, working with our Bank Partners to modify the terms of the loan or reducing the amount due, making a payment to the consumer or otherwise. Historically, the cost of remediation has not been material to our business, but it could be in the future.

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
Reputational risk, or the risk to us from negative publicity or public opinion, is inherent to our business. Recently, consumer financial services companies have been experiencing increased reputational harm as consumers and regulators take issue with certain of their practices and judgments, including, for example, fair lending, credit reporting accuracy, lending to members of the military, state licensing (for lenders, servicers and money transmitters) and debt collection. Maintaining a positive reputation is critical to our ability to attract and retain Bank Partners, merchants, consumers, investors and employees. Negative public opinion can arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, Bank Partners, merchants, outsourced service providers or other counterparties; litigation or regulatory actions; failure by us, our Bank Partners, or merchants to meet minimum standards of service and quality; inadequate protection of consumer information; failure of merchants to adhere to the terms of their GreenSky program agreements or other contractual arrangements or standards; compliance failures; and media coverage, whether accurate or not. Negative public opinion could diminish the value of our brand and adversely affect our ability to attract and retain Bank Partners, merchants and consumers, as a result of which our results of operations may be materially harmed and we could be exposed to litigation and regulatory action.
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
The fixed interest rates charged on the loans that our Bank Partners originate are calculated based upon a margin above a market benchmark at the time of origination. Increases in the market benchmark would result in increases in the interest rates on new loans. Increased interest rates may adversely impact the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of customers to remain current on their obligations to our Bank Partners and, therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on our business. See Part I, Item 3 "Quantitative and Qualitative Disclosures about Market Risk."
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
We hold some of the receivables underlying the loans originated by our Bank Partners, which we refer to as “R&D Receivables” and which are designated as loan receivables held for sale on our Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2020, we had $21.1 million in loan receivables held for sale, net. Generally, we hold R&D Receivables that we purchase from an originating Bank Partner with the intent to hold the loan receivables only for a short period of time before we can transfer the loan receivables to a Bank Partner following its determination to purchase the loan receivables, which a Bank Partner might do in connection with an expansion of its credit policy. Our objective is to hold these receivables only until we have enough experience with the particular products or industry verticals for our Bank Partners to purchase the receivables. However, our Bank Partners are not required to purchase the receivables underlying these loans and, during the period that we own the receivables, we bear the entire credit risk in the event that the borrowers default. In addition, we are obligated to purchase from our Bank Partners the receivables underlying any loans that were approved in error or otherwise involved customer or merchant fraud. Our ownership of receivables also requires us to commit or obtain corresponding funding. In addition, non-performance, or even significant underperformance, of the loan receivables held for sale that we own could have a materially adverse effect on our business.
We are subject to certain additional risks in connection with promotional financing offered through the GreenSky program.
Many of the loans originated by our Bank Partners provide promotional financing in the form of low or deferred interest. When a deferred interest loan is paid in full prior to the end of the promotional period (typically six to 24 months), any interest that has been billed on the loan by our Bank Partner to the consumer is reversed, which triggers an obligation on our part to make a payment to the Bank Partner that made the loan in order to fully offset the reversal (each event, a finance charge reversal or "FCR"). We record a FCR liability on our balance sheet for interest billed during the promotional period that is expected to be reversed prior to the end of such period. As of March 31, 2020, this liability was $213.2 million. See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information. If the rate at which deferred interest loans are paid in full prior to the end of the promotional period increases, resulting in increased payments by us to our Bank Partners, it would adversely affect our business.
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
In the ordinary course of business, we have been named as a defendant in various legal actions, including arbitrations, class actions and other litigation. Generally, this litigation arises from the dissatisfaction of a consumer with the products or services of a merchant; some of this litigation, however, has arisen from other matters, including claims of discrimination, credit reporting and collection practices. Certain of those actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. From time to time, we also are involved in, or the subject of, reviews, requests for information, investigations and proceedings

(both formal and informal) by state and federal governmental agencies, including banking regulators and the CFPB, regarding our business activities and our qualifications to conduct our business in certain jurisdictions, which could subject us to significant fines, penalties, obligations to change our business practices and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. We have in the past chosen to settle (and may in the future choose to settle) certain matters in order to avoid the time and expense of contesting them. Although none of the settlements has been material to our business, in the future, such settlements could have a material adverse effect on our business. Moreover, any settlement, or any consent order or adverse judgment in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities.
In addition, a number of participants in the consumer finance industry have been the subject of putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices; violations of state licensing and lending laws, including state usury laws; actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. The current regulatory environment, increased regulatory compliance efforts and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. These regulatory matters or other factors could, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes subject to the jurisdiction of the CFPB may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities.
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
In the normal course of our business, we collect, process and retain sensitive and confidential information regarding our Bank Partners, our merchants and consumers. We also have arrangements in place with certain of our third-party service providers that require us to share consumer information. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of our Bank Partners, merchants and third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events. We, our Bank Partners, our merchants and our third-party service providers have experienced all of these events in the past and expect to continue to experience them in the future. We also face security threats from malicious third parties that could obtain unauthorized access to our systems and networks, which threats we anticipate will continue to grow in scope and complexity over time. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, this may not be the case in the future.
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
We also face risks related to cyber-attacks and other security breaches that typically involve the transmission of sensitive information regarding borrowers through various third parties, including our Bank Partners, our merchants and data processors. Some of these parties have in the past been the target of security breaches and cyber-attacks. Because we do not control these third parties or oversee the security of their systems, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. While we regularly conduct security assessments of significant third-party service providers, our third-party information security protocols may not be sufficient to withstand a cyber-attack or other security breach.
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
Furthermore, in light of the COVID-19 pandemic, we have directed most of our personnel to work remotely and we have restricted on-site staff to those personnel and contractors who perform essential activities that must be completed on-site. This new working environment could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. We continue to implement physical and cyber-security measures to ensure that our systems remain functional in order to serve our operational needs with a remote workforce and prevent disruptions to our business.
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
In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may cause service interruptions, transaction processing errors or system conversion delays and may cause us to fail to comply with applicable laws, all of which could have a material adverse effect on our business. We expect that new technologies and business processes applicable to the consumer financial services industry will continue to emerge and that these new technologies and business processes may be better than those we currently use. We may not be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. A failure to maintain and/or improve current technology and business processes could cause disruptions in our operations or cause our solution to be less competitive, all of which could have a material adverse effect on our business.
If the credit decisioning, pricing, loss forecasting and credit scoring models we use contain errors, do not adequately assess risk or are otherwise ineffective, our reputation and relationships with our Bank Partners, our merchants and consumers could be harmed.
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
We are required to make various assumptions and estimates in preparing our financial statements under GAAP and in determining certain disclosures required under GAAP, including for purposes of determining share-based compensation; asset impairment; reserves related to litigation and other legal matters and contingencies and other regulatory exposures; the amounts recorded for certain contractual payments to be paid to, or received from, our merchants and others under contractual arrangements; fair value measurements of derivative instruments and servicing assets and liabilities; and measurement of financial guarantees. If the assumptions or estimates underlying our financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, which could have a material adverse effect on our business.
The consumer finance and payments industry is highly competitive and is likely to become more competitive, and our inability to compete successfully or maintain or improve our market share and margins could adversely affect our business.
Our success depends on our ability to generate usage of the GreenSky program. The consumer financial services industry is highly competitive and increasingly dynamic as emerging technologies continue to enter the marketplace. Technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services, which has intensified the desirability of offering loans to consumers through digital-based solutions. In addition, because many of our competitors are large financial institutions that own the loans that they originate, they have certain revenue opportunities not currently available to us. We face competition in areas such as compliance capabilities, financing terms, promotional offerings, fees, approval rates, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, customer service, brand and reputation. Many of our competitors are substantially larger than we are, which may give those competitors advantages we do not have, such as a more diversified product and customer base, the ability to reach more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities, and lower-cost funding. Commercial banks and savings institutions also may have significantly greater access to consumers given their deposit-taking and other services. In addition, because many of our competitors are large financial institutions that own the loans that they originate, they also have certain revenue opportunities not available to us.
Our existing and potential competitors may decide to modify their pricing and business models to compete more directly with our model. Any reduction in usage of the GreenSky program, or a reduction in the lifetime profitability of loans under the GreenSky program in an effort to attract or retain business, could reduce our revenues and earnings. If we are unable to compete effectively for merchant and customer usage, our business could be materially adversely affected.
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
We are, and intend in the future to continue, expanding into new industry verticals, including elective healthcare, and our failure to comply with applicable regulations, or accurately forecast demand or growth, in those new industries could have an adverse effect on our business.
Within the last several years, we expanded into the elective healthcare industry vertical, which involves consumer financing for elective medical procedures and products. Elective healthcare providers include doctors’ and dentists’ offices, outpatient surgery centers and clinics providing orthodontics, cosmetic and aesthetic dentistry, vision correction, bariatric surgery, cosmetic surgery, hair replacement, reproductive medicine, veterinary medicine and hearing aid devices. We may not achieve similar levels of success, if any, in this industry vertical, or that we will not face unanticipated challenges in our ability to offer our program in this industry vertical. In addition, the elective healthcare industry vertical is highly regulated and we, our merchants and our Bank Partners, as applicable, will be subject to significant additional regulatory requirements, including various healthcare and privacy laws. We have limited experience in managing these risks and the compliance requirements attendant to these additional regulatory requirements. See “–Risks Related to Our Regulatory Environment–The increased scrutiny of third-party medical financing by governmental agencies may lead to increased regulatory burdens and adversely affect our consolidated revenue or results of operations.” The costs of compliance and any failure by us, our merchants or our Bank Partners, as applicable, to comply with such regulatory requirements could have a material adverse effect on our business.
We may in the future further expand into other industry verticals. We may not be able to successfully develop consumer financing products and services for these new industries. Our investment of resources to develop consumer financing products and services for the new industries we enter may either be insufficient or result in expenses that are excessive in light of loans actually originated by our Bank Partners in those industries. Additionally, industry participants, including our merchants, their customers and our Bank Partners, may not be receptive to our solution in these new industries. The borrower profile of consumers in new verticals may not be as attractive, in terms of average FICO scores or other attributes, as in our current verticals, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Industries change rapidly, and we may not be able to accurately forecast demand (or the lack thereof) for our solution or those industries may not grow. Failure to forecast demand or growth accurately in new industries could have a material adverse impact on our business.

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
For more information on our term loan and revolving loan facility, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Borrowings” and Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1.
We may incur losses on interest rate swap and hedging arrangements.
We may periodically enter into agreements to reduce the risks associated with increases in interest rates, such as our June 2019 interest rate swap agreement. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. Also, nonperformance by the other party to the arrangement may subject us to increased credit risks. For additional information regarding our June 2019 interest rate swap agreement, see Note 3 and Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1.
We may be unable to sufficiently protect our proprietary rights and may encounter disputes from time to time relating to our use of the intellectual property of third parties.
We rely on a combination of trademarks, service marks, copyrights, trade secrets, domain names and agreements with employees and third parties to protect our proprietary rights. In 2014, we submitted a patent application relating to our mobile application process and credit decisioning model, which application is currently pending. Our patent application may not be granted. We have trademark and service mark registrations and pending applications for additional registrations in the United States. We also own the domain name rights for greensky.com, as well as other words and phrases important to our business. Nonetheless, third parties may challenge, invalidate or circumvent our intellectual property, and our intellectual property may not be sufficient to provide us with a competitive advantage.
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
While we have developed policies and procedures designed to assist in compliance with these laws and regulations, our compliance policies and procedures may not be effective. Failure to comply with these laws and with regulatory requirements applicable to our business could subject us to damages, revocation of licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm our business.

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
Proposals to change the statutes affecting financial services companies are frequently introduced in Congress and state legislatures that, if enacted, may affect our operating environment in substantial and unpredictable ways. In addition, numerous federal and state regulators have the authority to promulgate or change regulations that could have a similar effect on our operating environment. We cannot determine whether any such legislative or regulatory proposals will be enacted and, if enacted, the ultimate impact that any such potential legislation or implementing regulations, or any such potential regulatory actions by federal or state regulators, would have upon our business.
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
Bank holding companies and financial institutions are extensively regulated and currently face an uncertain regulatory environment. Applicable state and federal laws, regulations, interpretations, including licensing laws and regulations, enforcement policies and accounting principles have been subject to significant changes in recent years, and may be subject to significant future changes. We do not know the substance or effect of pending or future legislation or regulation or the application of laws and regulations to our Bank Partners. Future changes may have a material adverse effect on our Bank Partners and, therefore, on us.
In January 2020, our Bank Partners became subject to a new reporting requirement, Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments),” which may affect how they reserve for losses on loans. At this time, we do not know what effect, if any, this new reporting requirement will have on participation in our program.
We are subject to regulatory examinations and investigations and may incur fines, penalties and increased costs that could negatively impact our business.
Federal and state agencies have broad enforcement powers over us, including powers to investigate our business practices and broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law. The continued focus of regulators on the consumer financial services industry has resulted, and could continue to result, in new enforcement actions that could, directly or indirectly, affect the manner in which we conduct our business and increase the costs of defending and settling any such matters, which could negatively impact our business. In some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body. We have in the past chosen to settle certain matters in order to avoid the time and expense of contesting them. Any future settlements could have a material adverse effect on our business.
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
The California Consumer Privacy Act (the “CCPA”) became effective on January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers with expanded protections and control over the collection, maintenance, use and sharing of personal information. The CCPA continues to be subject to new regulations and legislative amendments. Although we have implemented a compliance program to address obligations under the CCPA, it remains unclear what future modifications will be made or how the CCPA will be interpreted in the future. The CCPA provides for civil penalties for violations and a private right of action for data breaches.
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
Any failure to comply fully or materially with PCI DSS now or at any point in the future (i) may violate payment card association operating rules, federal and state laws and regulations, and the terms of certain of our contracts with third parties, (ii) may subject us to fines, penalties, damages and civil liability, and (iii) may result in the loss of our ability to accept credit card payments. Even if we achieve compliance with PCI DSS, we still may not be able to prevent security breaches involving customer transaction data. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the processes that we use to protect customer data. If any such compromise or breach were to occur, it could have a material adverse effect on our business.

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
Our efforts and those of our Bank Partners to comply with the SCRA may not be effective, and our failure to comply could subject us to liability, damages and reputational harm, all of which could have an adverse effect on our business.
Anti-money laundering and anti-terrorism financing laws could have significant adverse consequences for us.
We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the Patriot Act. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. Our programs and controls may not be effective to ensure compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations, and our failure to comply with these laws and regulations could subject us to significant sanctions, fines, penalties and reputational harm, all of which could have a material adverse effect on our business.
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
To the extent that we need funds and GSLLC or GS Holdings are restricted from making such distributions under applicable law or regulation, or are otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition. In addition, because tax distributions are based on an assumed tax rate, GS Holdings may be required to make tax distributions that, in the aggregate, may exceed the amount of taxes that GS Holdings would have paid if it were itself taxed on its net income (loss) at the assumed rate.
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
Under certain circumstances, GS Holdings may be eligible to make an election to cause members (including us) to take into account the amount of any understatement, including any interest and penalties, in accordance with their interests in GS Holdings in the year under audit. GS Holdings may not be able to make this election, in which case current members (including us) would economically bear the burden of the understatement even if they had a different percentage interest in GS Holdings during the year under audit, unless, and only to the extent, GS Holdings is able to recover such amounts from current or former impacted members. If the election is made, members would be required to take the adjustment into account in the taxable year in which the adjusted Schedule K-1s are issued.
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
The owners of the Class B common stock owned the vast majority of the combined voting power of our Class A and Class B common stock as of March 31, 2020. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership of us. This concentration of ownership may delay or deter possible changes in control of our Company, which may reduce the value of an investment in our Class A common stock. So long as they continue to own a significant amount of our combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.
In addition, the owners of the Class B common stock, as Continuing LLC Members, had a weighted average ownership of Holdco Units of approximately 64% for the three months ended March 31, 2020. Because they hold the majority of their economic ownership interest in our business through GS Holdings, rather than GreenSky, Inc., these existing unit holders may have conflicting interests with holders of our Class A common stock. For example, the Continuing LLC Members may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRA. In addition, the structuring of future transactions may take into account the tax considerations of the Continuing LLC Members even where no similar benefit would accrue to us. It is through their ownership of Class B common stock that they may be able to influence, if not control, decisions such as these.
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
Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with the purchase of Holdco Units in connection with the IPO and future exchanges of Holdco Units (assuming such future exchanges occurred at March 31, 2020 and assuming automatic cancellation of an equal number of shares of Class B common stock) would aggregate to approximately $497.0 million based on the closing price on March 31, 2020 of $3.82 per share of our Class A common stock. Under such scenario, assuming future payments are made on the date each relevant tax return is due, without extensions, we would be required to pay approximately 85% of such amount, or $422.5 million.
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
As a result of the foregoing, if we breach a material obligation under the TRA, if we elect to terminate the TRA early or if we undergo a change of control, we would be required to make an immediate lump-sum payment equal to the present value of the anticipated future tax savings, which payment may be required to be made significantly in advance of the actual realization of such future tax savings, and the actual cash tax savings ultimately realized may be significantly less than the corresponding TRA payments. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. We may not be able to fund or finance our obligations under the TRA. Additionally, the obligation to make a lump sum payment on a change of control may deter potential acquirers, which could negatively affect our stockholders’ potential returns. If we had elected to terminate the TRA as of March 31, 2020, based on the closing price on March 31, 2020 of $3.82 per share of our Class A common stock, and a discount rate equal to 4.26% per annum, compounded annually, we estimate that we would have been required to pay $302.6 million in the aggregate under the TRA.

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
In August 2019, we announced that GreenSky’s Board of Directors, working together with its senior management team and legal and financial advisors, commenced a process to explore, review and evaluate a range of potential strategic alternatives focused on maximizing stockholder value. We will incur expenses in connection with the review and our future results may be affected by the pursuit or consummation of any specific transaction or other strategic alternative resulting from the review. This review may not result in a specific transaction or other strategic alternative. In addition, the pendency of this review exposes us to certain risks and uncertainties, including potential risks and uncertainties in retaining and attracting employees during the review process; the diversion of management’s time during the review process; exposure to potential litigation in connection with the review process or any specific transaction or other strategic alternative resulting therefrom; and risks and uncertainties with respect to suppliers, clients and other business relationships, all of which could disrupt and negatively affect our business. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly. The Company expects to make an announcement regarding this review no later than the reporting of the Company's second quarter 2020 financial results. Any resulting transaction or other strategic alternative may not have a positive impact on our results of operations or financial condition.
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
Our stock price has declined significantly since our May 2018 IPO and has exhibited substantial volatility. Our stock price may continue to fluctuate in response to a number of events and factors, including the COVID-19 pandemic and the social distancing measures in response thereto, variations in our quarterly or annual results of operations, additions or departures of key management personnel, the loss of key Bank Partners, merchants or Sponsors, changes in our earnings estimates (if provided) or failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry, adverse announcements by us or others and developments affecting us, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, actions by institutional stockholders, and increases in market interest rates that may lead investors in our shares to demand a higher yield, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the price you paid for them (or at all).
We are currently subject to putative securities class action litigation and a putative stockholder derivative action in connection with our IPO and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.
The Company, together with certain of its officers and directors and one of its former directors, have been named as defendants in litigation related to the Company's IPO. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for a description of such litigation. In the future, especially following periods of volatility in the market price of our shares of Class A common stock, other purported class action or derivative complaints may be filed against us. In addition to diverting financial and management resources, this type of litigation can result in adverse publicity that could harm our brand or reputation, regardless of its merits or whether we are ultimately held liable, and a judgment or settlement in connection with any such litigation that is not covered by, or is significantly in excess of, our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows.
As a newly public company, we are incurring, and will continue to incur, increased costs and are subject to additional regulations and requirements, and our management is required to devote substantial time to new compliance matters, which could lower profits and make it more difficult to run our business.
As a newly public company, we are incurring, and will continue to incur, significant legal, accounting, reporting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also are incurring costs associated with compliance with the rules and regulations of the SEC and various other costs of a public company. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs. Our management is devoting a substantial amount of time to ensure that we comply with all of these requirements. These laws and regulations also could make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations also could make it more difficult to attract and retain qualified persons to serve on our board of directors and board committees and serve as executive officers.
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
Assuming the Continuing LLC Members exchange all of their Holdco Units for shares of our Class A common stock, up to an additional 113,301,368 shares of Class A common stock will be eligible for sale in the public market, the majority of which are held by our executive officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 and various vesting agreements. Additionally, certain of our executive officers and directors own options exercisable for shares of Class A common stock.
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
In July 2017, S&P Dow Jones, a provider of widely-followed stock indices, announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock is not eligible for these stock indices. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock. Other stock indices may take a similar approach to S&P Dow Jones in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our purchases of our Class A common stock during the three months ended March 31, 2020. See Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional discussion of our Class A common stock repurchases.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs
January 1, 2020 through January 31, 2020	—	$—	—	$—
February 1, 2020 through February 29, 2020	—	$—	—	$—
March 1, 2020 through March 31, 2020	107,043	$6.11	—	$—
Total	107,043		—
(1)For the periods presented, represents shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of equity awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1*#	Amendment No. 5 to Second Amended and Restated Loan Origination Agreement, dated February 28, 2020, among GreenSky, LLC, GreenSky Servicing, LLC, and Truist Bank (successor by merger to SunTrust Bank)
10.2*#	Amendment No. 1 to Amended and Restated Loan Origination Agreement, dated February 21, 2020, between GreenSky, LLC and Fifth Third Bank, National Association
10.3*#	Amendment No. 1 to Amended and Restated Servicing Agreement, dated February 21, 2020, between GreenSky, LLC and Fifth Third Bank, National Association
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	The following financial information from GreenSky, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019 (unaudited), (iv) Condensed Consolidated Statements of Changes in Equity (Deficit) for the three months ended March 31, 2020 and 2019 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited), and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
#	Certain portions of this exhibit have been excluded because they are both not material and would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENSKY, INC.

May 11, 2020	By	/s/ David Zalik
David Zalik Chief Executive Officer and Chairman of the Board of Directors

GREENSKY, INC.

May 11, 2020	By	/s/ Robert Partlow
Robert Partlow Executive Vice President and Chief Financial Officer