Form 10-Q
period 2020-06-30
GreenSky, Inc.
filed 2020-08-10
CIK 1712923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding as of July 31, 2020
Class A, $0.01 par value(1)	75,168,848
Class B, $0.001 par value(2)	107,217,505
(1) Includes 5,015,442 shares of unvested Class A common stock awards.
(2) Includes 854,083 shares of Class B common stock associated with unvested GreenSky Holdings, LLC units.

GreenSky, Inc.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. These forward-looking statements reflect our current views with respect to, among other things, the following: our operations; our financial performance; the Company’s ability to retain existing, and attract new, merchants and Bank Partners or other funding partners, including the risk that one or more Bank Partners do not renew or reduce their funding commitments; sales of loan participations or asset-backed securities by the SPV (as defined in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”); completion of New Institutional Financings (as defined in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”); our funding capacity; the launch and performance of new products; the extent and duration of the COVID-19 pandemic and its impact on the Company, its Bank Partners and merchants, GreenSky program borrowers, loan demand (including, in particular, for elective healthcare procedures), the capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for our products; and our ability to mitigate or manage disruptions to our business posed by the pandemic. You generally can identify these statements by the use of words such as "outlook," "potential," "continue," "may," "seek," "approximately," "predict," "believe," "expect," "plan," "intend," "estimate" or "anticipate" and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as "will," "should," "would," "likely" and "could." These statements may be found under Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part II, Item 1A "Risk Factors" of this Form 10-Q. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GreenSky, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(United States Dollars in thousands, except share data)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$147,560	$195,760
Restricted cash	289,844	250,081
Loan receivables held for sale, net	410,952	51,926
Accounts receivable, net of allowance of $218 and $238, respectively	20,066	19,493
Property, equipment and software, net	21,951	18,309
Deferred tax assets, net	383,107	364,841
Other assets	53,334	50,638
Total assets	$1,326,814	$951,048
Liabilities and Equity (Deficit)
Liabilities
Accounts payable	$13,356	$11,912
Accrued compensation and benefits	7,034	10,734
Other accrued expenses	3,947	3,244
Finance charge reversal liability	198,755	206,035
Term loan	453,879	384,497
SPV facility	299,000	—
Tax receivable agreement liability	317,823	311,670
Financial guarantee liability	163,301	16,698
Other liabilities	66,587	61,201
Total liabilities	1,523,682	1,005,991
Commitments, Contingencies and Guarantees (Note 14)
Equity (Deficit)
Class A common stock, $0.01 par value and 87,449,331 shares issued and 73,350,234 shares outstanding at June 30, 2020 and 80,089,739 shares issued and 66,424,838 shares outstanding at December 31, 2019	873	800
Class B common stock, $0.001 par value and 108,994,392 shares issued and outstanding at June 30, 2020 and 113,517,198 shares issued and outstanding at December 31, 2019	110	114
Additional paid-in capital	112,700	115,782
Retained earnings	24,512	56,109
Treasury stock	(147,005)	(146,234)
Accumulated other comprehensive income (loss)	(4,756)	(756)
Noncontrolling interests	(183,302)	(80,758)
Total equity (deficit)	(196,868)	(54,943)
Total liabilities and equity (deficit)	$1,326,814	$951,048

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(United States Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Transaction fees	$101,777	$108,365	$191,661	$192,413
Servicing	28,481	30,318	59,764	49,951
Interest and other	2,704	69	3,394	786
Total revenue	132,962	138,752	254,819	243,150
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	64,930	56,228	136,705	114,265
Compensation and benefits	22,041	20,459	44,475	40,092
Property, office and technology	4,244	4,512	8,266	8,926
Depreciation and amortization	2,762	1,695	5,207	3,162
Sales, general and administrative	8,590	7,302	18,678	14,555
Financial guarantee	10,248	1,696	28,656	2,918
Related party	477	589	954	1,125
Total costs and expenses	113,292	92,481	242,941	185,043
Operating profit	19,670	46,271	11,878	58,107
Other income (expense), net
Interest and dividend income	246	812	868	1,710
Interest expense	(5,894)	(6,323)	(11,514)	(12,566)
Other gains (losses), net	830	(6,033)	1,806	(5,718)
Total other income (expense), net	(4,818)	(11,544)	(8,840)	(16,574)
Income before income tax expense (benefit)	14,852	34,727	3,038	41,533
Income tax expense (benefit)	1,497	(4,466)	602	(5,061)
Net income	$13,355	$39,193	$2,436	$46,594
Less: Net income attributable to noncontrolling interests	9,222	26,877	1,637	31,379
Net income attributable to GreenSky, Inc.	$4,133	$12,316	$799	$15,215

Earnings per share of Class A common stock:
Basic	$0.06	$0.20	$0.01	$0.26
Diluted	$0.06	$0.19	$0.01	$0.23

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(United States Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$13,355	$39,193	$2,436	$46,594
Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on interest rate swap arising during the period	(1,720)	(1,949)	(13,544)	(1,949)
Reclassification of interest rate swap settlements into interest expense (income) during the period	1,037	—	1,135	—
Other comprehensive income (loss), net of tax	(683)	(1,949)	(12,409)	(1,949)
Comprehensive income (loss)	12,672	37,244	(9,973)	44,645
Less: Comprehensive income (loss) attributable to noncontrolling interests	9,001	25,486	(6,772)	29,988
Comprehensive income (loss) attributable to GreenSky, Inc.	$3,671	$11,758	$(3,201)	$14,657

`

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Unaudited)
(United States Dollars in thousands, except share data)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at March 31, 2020	66,366,882	113,301,368	$802	$114	$116,093	$20,379	$(146,888)	$(4,294)	$(199,702)	$(213,496)
Net income	—	—	—	—	—	4,133	—	—	9,222	13,355
Issuance of unvested Class A common stock awards	2,821,735	—	28	—	(28)	—	—	—	—	—
Class B common stock exchanges	4,306,976	(4,306,976)	43	(4)	(39)	—	—	—	—	—
Forfeited share-based compensation awards	(113,357)		—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(32,002)	—	—	—	—	—	(117)	—	—	(117)
Distributions	—	—	—	—	—	—	—	—	(378)	(378)
Share-based compensation	—	—	—	—	3,477	—	—	—	—	3,477
Equity-based payments to non-employees	—	—	—	—	4	—	—	—	—	4
Tax adjustments	—	—	—	—	970	—	—	—	—	970
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	(7,777)	—	—	—	7,777	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(462)	(221)	(683)
Balance at June 30, 2020	73,350,234	108,994,392	$873	$110	$112,700	$24,512	$(147,005)	$(4,756)	$(183,302)	$(196,868)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2019	66,424,838	113,517,198	$800	$114	$115,782	$56,109	$(146,234)	$(756)	$(80,758)	$(54,943)
Net income	—	—	—	—	—	799	—	—	1,637	2,436
Cumulative effect of accounting change(1)	—	—	—	—	—	(32,212)	—	—	(75,447)	(107,659)
Issuance of unvested Class A common stock awards	2,821,735	—	28	—	(28)	—	—	—	—	—
Class A common stock option exercises	15,051	—	—	—	(73)	—	—	—	—	(73)
Class B common stock exchanges	4,522,806	(4,522,806)	45	(4)	(41)	—	—	—	—	—
Forfeited share-based compensation awards	(295,151)	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(139,045)	—	—	—	—	—	(771)	—	—	(771)
Distributions	—	—	—	—	—	(184)	—	—	(31,331)	(31,515)
Share-based compensation	—	—	—	—	6,972	—	—	—	—	6,972
Equity-based payments to non-employees	—	—	—	—	8	—	—	—	—	8
Tax adjustments	—	—	—	—	1,086	—	—	—	—	1,086
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	(11,006)	—	—	—	11,006	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(4,000)	(8,409)	(12,409)
Balance at June 30, 2020	73,350,234	108,994,392	$873	$110	$112,700	$24,512	$(147,005)	$(4,756)	$(183,302)	$(196,868)

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

(1)Represents an adjustment to the cumulative effect resulting from our adoption of the Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases.

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2018	54,504,902	128,549,555	$591	$129	$44,524	$24,218	$(43,878)	$—	$(60,349)	$(34,765)
Net income	—	—	—	—	—	15,215	—	—	31,379	46,594
Cumulative effect of accounting change(1)	—	—	—	—	—	(87)	—	—	(203)	(290)
Issuance of unvested Class A common stock awards	1,873,512	—	19	—	(19)	—	—	—	—	—
Class A common stock option exercises	281,292	—	3	—	(1,263)	—	—	—	—	(1,260)
Class B common stock exchanges	14,003,645	(14,146,255)	140	(14)	(1,931)	—	—	—	—	(1,805)
Class B warrant exercises	—	1,180,163	—	1	(1)	—	—	—	—	—
Forfeited share-based compensation awards	(146,860)	(273,735)	—	—	—	—	—	—	—	—
Class A common stock repurchases	(8,744,477)	—	—	—	—	—	(102,241)	—	—	(102,241)
Distributions	—	—	—	—	—	(183)	—	—	(13,941)	(14,124)
Share-based compensation	—	—	—	—	5,936	—	—	—	—	5,936
Equity-based payments to non-employees	—	—	—	—	7	—	—	—	—	7
Tax adjustments	—	—	—	—	7,139	—	—	—	—	7,139
Impact on noncontrolling interest of change in ownership during period	—	—	—	—	63,990	—	—	—	(63,990)	—
Other comprehensive income (loss), net of tax			—	—	—	—	—	(558)	(1,391)	(1,949)
Balance at June 30, 2019	61,772,014	115,309,728	$753	$116	$118,382	$39,163	$(146,119)	$(558)	$(108,495)	$(96,758)

(1)Represents the cumulative effect resulting from our adoption of the Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(United States Dollars in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$2,436	$46,594
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,207	3,162
Share-based compensation expense	6,972	5,936
Equity-based payments to non-employees	8	7
Fair value change in servicing assets and liabilities	(1,738)	(8,635)
Operating lease liability payments	(305)	(143)
Financial guarantee losses	28,656	284
Amortization of debt related costs	968	840
Original issuance discount on term loan payment	(10)	(21)
Income tax expense (benefit)	602	(5,061)
Loss on remeasurement of tax receivable agreement liability	—	6,383
Impairment losses	174	—
Mark to market on loan receivables held for sale	10,072	—
Changes in assets and liabilities:
(Increase) decrease in loan receivables held for sale	(369,098)	78
(Increase) decrease in accounts receivable	(573)	(7,375)
(Increase) decrease in other assets	(3,632)	(828)
Increase (decrease) in accounts payable	1,444	9,378
Increase (decrease) in finance charge reversal liability	(7,280)	26,390
Increase (decrease) in guarantee liability	(63)	—
Increase (decrease) in other liabilities	(7,682)	12,800
Net cash provided by (used in) operating activities	(333,842)	89,789
Cash flows from investing activities
Purchases of property, equipment and software	(8,524)	(7,123)
Net cash used in investing activities	(8,524)	(7,123)
Cash flows from financing activities
Proceeds from term loan	70,494	—
Repayments of term loan	(2,073)	(1,979)
Proceeds from SPV facility	299,000	—
Class A common stock repurchases	—	(104,272)
Member distributions	(33,419)	(17,757)
Payments under tax receivable agreement	—	(4,664)
Proceeds from option exercises	—	290
Payment of option exercise taxes	(73)	(1,550)
Payment of taxes on Class B common stock exchanges	—	(1,805)
Net cash provided by (used in) financing activities	333,929	(131,737)
Net increase (decrease) in cash and cash equivalents and restricted cash	(8,437)	(49,071)
Cash and cash equivalents and restricted cash at beginning of period	445,841	458,499
Cash and cash equivalents and restricted cash at end of period	$437,404	$409,428

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
(United States Dollars in thousands)

	Six months ended June 30,
	2020	2019
Supplemental non-cash investing and financing activities
Distributions accrued but not paid	4,073	7,105
Capitalized software costs accrued but not paid	317	—

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
In 2020, we formed GS Investment I, LLC (the "SPV" or "GS Investment"), a special purpose vehicle and indirect wholly-owned subsidiary of the Company, to finance purchases of participation interests in loans ("SPV Participations") originated through the GreenSky program. These purchases are made through a newly created wholly-owned subsidiary, GS Depositor I, LLC ("Depositor") and then transferred to the SPV. Each of the SPV and Depositor is a separate legal entity from the Company and from each other subsidiary of the Company, and the respective assets of the SPV and Depositor are owned by the SPV or Depositor, respectively, and are solely available to satisfy the creditors of the SPV or Depositor, respectively.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements were prepared in accordance with the rules and regulations of the SEC for interim financial statements. We condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with the 2019 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our financial condition and results of operations for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2019, was derived from the audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements required by United States generally accepted accounting principles ("GAAP"). All intercompany balances and transactions are eliminated upon consolidation. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results expected for the full year.
Consistent with the 2019 Form 10-K, for the three and six months ended June 30, 2020, we created distinct financial statement line items in our Unaudited Condensed Consolidated Financial Statements associated with the contingent component of our financial guarantee as follows: (i) financial guarantee expense in the Unaudited Condensed Consolidated Statements of Operations (previously presented within general and administrative expense); and (ii) financial guarantee losses as an adjustment to reconcile net income (loss) to net cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows (previously presented within the change in other liabilities). The classification of the financial guarantee expense for the three and six months ended June 30, 2019 of $1,696 thousand and $2,918 thousand, respectively, and the classification of the financial guarantee losses for the six months ended June 30, 2019 of $284 thousand were changed to conform to the current presentation.
With our formation and use of the SPV, the magnitude of loan receivables held for sale has increased on our Unaudited Condensed Consolidated Balance Sheet. As a result, we have reclassified the presentation of certain items associated with the loan receivables held for sale that were previously presented as non-operating within the Unaudited Condensed Consolidated Statements of Operations; specifically, valuation allowance (inclusive of both credit and market interest rate considerations) for loan receivables held for sale, proceeds from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale, and interest income for loan receivables held for sale. The classification of such valuation allowance for the three and six months ended June 30, 2019 of $342 thousand and $783 thousand, respectively, and the classification of the proceeds from transferring our rights to Charged-Off Receivables for the three and six months ended June 30, 2019 of $50 thousand and $141 thousand, respectively, were changed from other gains (losses), net to sales, general and administrative expense within the Unaudited Condensed Consolidated Statement of Operations to conform to the current presentation. The classification of such interest income for the three and six months ended June 30, 2019 of $56 thousand and $755 thousand, respectively, was reclassified from interest and dividend income to interest and other revenue within the Unaudited Condensed Consolidated Statement of Operations to conform to the current presentation.
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

	June 30,
	2020	2019
Cash and cash equivalents	$147,560	$209,176
Restricted cash	289,844	200,252
Cash and cash equivalents and restricted cash in Unaudited Condensed Consolidated Statements of Cash Flows	$437,404	$409,428
Accounts Receivable
Accounts receivable are recorded at their original invoice amounts, which are reduced by any allowance for uncollectible amounts. Effective January 1, 2020, we adopted the provisions of ASU 2016-13, which requires upfront recognition of lifetime expected credit losses using a current expected credit loss model. In accordance with the standard, we pool our accounts receivable, all of which are short-term in nature and arise from contracts with customers, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. We use the aging method to establish an allowance for expected credit losses on accounts receivable balances and consider whether current conditions or reasonable and supportable forecasts about future conditions warrant an adjustment to our historical loss experience. In applying such adjustments, we primarily consider changes in counterparty credit risk and changes in the underlying macroeconomic environment. Accounts receivable are written off once delinquency exceeds 90 days. Recoveries of previously written off accounts receivable are recognized on a collected basis as a reduction to the provision for credit losses, which is included within sales, general and administrative expense in the Unaudited Condensed Consolidated Statements of Operations. The allowance for uncollectible amounts for periods prior to January 1, 2020 continue to be presented and disclosed under legacy guidance in Accounting Standards Codification ("ASC") 310, Receivables. Refer to "Recently Adopted Accounting Standards" in this Note 1 for discussion of our adoption of the provisions of ASU 2016-13 and Note 5 for additional information on our accounts receivable.
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
We apply the market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities, to value our cash and cash equivalents, purchase price discount/premium, loan receivables held for sale and term loan. We apply the income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount, to value our finance charge reversal ("FCR") liability and servicing assets and liabilities. We determine the fair value of our interest rate swap by applying a discounted cash flow model based on observable market factors and credit factors specific to us.
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
The Purchase Price Discount/Premium component of the series of agreements (collectively, the "Facility Bank Partner Agreements") governing the participation sales with Synovus Bank, an existing Bank Partner, which is detailed in Note 3, qualifies as an embedded derivative. The Purchase Price Discount/Premium is not designated as a hedge for accounting purposes and, as such, changes in its fair value are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
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
As the terms of our guarantee arrangements are determined contractually with each Bank Partner, we measure our contingent obligation separately for each Bank Partner using a discounted cash flow method based on estimates of the outstanding loan attributes of the Bank Partner's loan servicing portfolio and our expectations of forecasted information, including macroeconomic conditions, over the period which our financial guarantee is expected to be used in a "run-off" scenario. We use our historical experience as a basis for estimating escrow usage and adjust for current conditions or forecasts of future conditions if they are determined to vary from our historical experience. Refer to "Recently Adopted Accounting Standards" in this Note 1 for discussion of our adoption of the provisions of ASU 2016-13 and Note 14 for additional information on our financial guarantees.
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
Revenue Recognition
Disaggregated revenue
Revenue disaggregated by type of service was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Merchant fees	$93,707	$96,127	$175,122	$170,221
Interchange fees	8,070	12,238	16,539	22,192
Transaction fees	101,777	108,365	191,661	192,413
Servicing fees(1)	28,481	30,318	59,764	49,951
Interest income(2)	2,702	57	3,389	755
Other(3)	2	12	5	31
Interest and other	2,704	69	3,394	786
Total revenue	$132,962	$138,752	$254,819	$243,150
(1)For the three months ended June 30, 2020, includes a $1,048 thousand decrease in fair value of our servicing asset primarily due to the sale of participations in loans from an existing Bank Partner to the SPV. For the six months ended June 30, 2020, includes a $741 thousand increase in fair value of our servicing asset primarily associated with the growth in Bank Partner loan servicing portfolios. For the three and six months ended June 30, 2019, includes a $8,966 thousand change in fair value of our servicing assets. Refer to Note 3 for additional information.
(2)Includes interest income received on loan receivables held for sale.
(3)Other revenue includes miscellaneous revenue items that are individually immaterial. Other revenue is presented separately herein in order to clearly present merchant, interchange fees, servicing fees, and interest income which are more integral to our primary operations and better enable financial statement users to calculate metrics such as servicing and merchant fee yields.
We have no remaining performance obligations as of June 30, 2020. No assets were recognized from the costs to obtain or fulfill a contract with a customer as of June 30, 2020 and December 31, 2019. Volume-based price concessions to merchants and Sponsors that were netted against the gross transaction price were $3,002 thousand and $3,198 thousand for the three months ended June 30, 2020 and 2019, respectively, and $8,031 thousand and $9,106 thousand for the six months ended June 30, 2020 and 2019, respectively. "Sponsors" refers to manufacturers, their captive and franchised showroom operations, and trade associations with which we partner to onboard merchants. We recognized credit losses arising from our contracts with customers of $201 thousand and $387 thousand during the three months ended June 30, 2020 and 2019, respectively, and $378 thousand and $596 thousand during the six months ended June 30, 2020 and 2019, respectively, which is recorded within sales, general and administrative expense in our Unaudited Condensed Consolidated Statements of Operations.
Recently Adopted Accounting Standards
Measurement of credit losses on financial instruments
In June 2016, the FASB issued ASU 2016-13, which requires upfront recognition of lifetime expected credit losses on certain financial instruments (or groups of financial instruments) using a current expected credit loss ("CECL") model. The standard is intended to better align the recognition of credit losses on financial instruments with management’s expectations of the net amount of principal balance expected to be collected on such financial instruments. Under CECL, management must determine expected credit losses for certain financial instruments held at the reporting date based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts. We adopted the standard as of January 1, 2020. Comparative periods continue to be presented and disclosed in accordance with applicable legacy guidance.

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
Financial Guarantees
We are required to estimate expected credit losses, and the impact of those estimates on our potential escrow payments, for loans within our Bank Partner portfolios that are either funded or approved for funding at the measurement date, but are precluded from including future loan originations by our Bank Partners. We used a discounted cash flow method to estimate our expected risk of loss under the contingent aspect of our financial guarantees for each Bank Partner. In determining this measure, we forecasted each Bank Partner's loan portfolio composition in a "run-off" scenario, which is primarily impacted by assumptions around prepayments and loan pay downs. Our prepayment and loan pay down assumptions were derived from historical behavior curves for each loan plan and were applied to each Bank Partner's portfolio based on its composition of loans and where such loans were in their economic life cycle. The loan portfolio composition additionally informs our forecasts of the components that determine our incentive payments or, alternatively, escrow usage. Further, we use lifetime historical credit loss experience for each loan plan as a basis for estimating future credit losses. While there have subsequently been significant changes in macroeconomic conditions, as of our January 1, 2020 adoption date, we determined that the macroeconomic conditions representing the largest potential indicators of changes in credit losses, particularly the unemployment rate, were comparable to our historical conditions. Further, as our forecast period for escrow usage in a "run-off" scenario is typically relatively short-term in nature, we determined that the forecasts about future conditions were also comparable to our historical conditions. As such, we did not adjust our historical credit loss rates at the adoption date for our financial guarantee arrangements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Income before income tax expense (benefit)	$14,852	$34,727	$3,038	$41,533
Less: Net income attributable to noncontrolling interests	9,222	26,877	1,637	31,379
Less: Income tax expense (benefit)	1,497	(4,466)	602	(5,061)
Net income attributable to GreenSky, Inc. – basic	$4,133	$12,316	$799	$15,215
Add: Reallocation of net income attributable to noncontrolling interests from the assumed exchange of Holdco Units for Class A common stock	9,222	26,877	1,637	31,379
Less: Income tax expense on reallocation of net income attributable to noncontrolling interests(1)	2,160	5,928	578	4,561
Net income attributable to GreenSky, Inc. – diluted	$11,195	$33,265	$1,858	$42,033
Denominator:
Weighted average shares of Class A common stock outstanding – basic	65,150,317	61,081,834	64,400,507	59,523,049
Add: Dilutive effects, as shown separately below
Holdco Units exchangeable for Class A common stock	111,429,933	115,939,261	112,075,383	119,405,831
Class A common stock options	341,485	2,435,080	404,874	2,677,026
Holdco warrants exchangeable for Class A common stock	—	—	—	164,016
Unvested Class A common stock(2)	263,970	243,746	375,402	185,371
Weighted average shares of Class A common stock outstanding – diluted	177,185,705	179,699,921	177,256,166	181,955,293

Earnings per share of Class A common stock outstanding – basic	$0.06	$0.20	$0.01	$0.26
Earnings per share of Class A common stock outstanding – diluted	$0.06	$0.19	$0.01	$0.23

Excluded from diluted earnings per share, as their inclusion would have been anti-dilutive(3)
Holdco Units	580,429	—	580,429	—
Class A common stock options	4,202,378	2,806,641	4,202,378	2,806,641
Class A common stock awards	2,330,863	360,847	2,330,863	360,847
(1)We assumed effective tax rates of 24.6% and 4.2% for the three months ended June 30, 2020 and 2019, respectively, and 38.8% and (1.2)% for the six months ended June 30, 2020 and 2019, respectively, which represents the effective tax rates on the consolidated GreenSky, Inc. entity inclusive of the income taxes on the portion of GS Holdings' earnings that are attributable to noncontrolling interests.
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

	Level	June 30, 2020		December 31, 2019
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents(1)	1	$147,560	$147,560	$195,760	$195,760
Loan receivables held for sale, net(2)	2	410,952	414,040	51,926	55,958
Servicing assets(3)	3	31,200	31,200	30,459	30,459
Liabilities:
Finance charge reversal liability(3)	3	$198,755	$198,755	$206,035	$206,035
Term loan(1)	1	453,879	446,800	384,497	392,201
Interest rate swap(3)	2	16,450	16,450	2,763	2,763
Servicing liabilities(3)	3	2,799	2,799	3,796	3,796
(1)Disclosed, but not carried, at fair value. The increase in fair value of the term loan at June 30, 2020 compared to December 31, 2019 is primarily a result of the incremental term loan of $75.0 million entered into in June 2020, offset by a decrease related to COVID-19 impacts on the U.S. corporate debt market. Refer to Note 7 for additional details.
(2)Measured at fair value on a nonrecurring basis. Loan receivables held for sale are recorded net of provision for credit losses.
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
Loan receivables held for sale, net
Loan receivables held for sale are recorded in the Unaudited Condensed Consolidated Balance Sheets at the lower of cost or fair value and, therefore, are measured at fair value on a nonrecurring basis. For our loan receivables held for sale, fair value has historically approximated par value, as we have consistently sold loans for the full current balance in historical and current period transactions with our Bank Partners. For loan receivables held for sale outside of the Facility Bank Partner Agreements, fair value will continue to approximate par as they are intended for future sale to Bank Partners. However, the loan receivables held for sale pursuant to the Facility Bank Partner Agreements are expected to be sold to institutional investors, financial institutions and other capital markets investors. During the second quarter, sales to these institutional markets experienced price declines driven by the volatility and illiquidity of the asset backed market during the second quarter, the market's uncertainty about future credit performance of consumer loans due to uncertainty about future economic conditions as a result of the COVID-19 Pandemic, as well as the promotional nature of certain loan participations owned by the SPV.
Loan receivables held for sale are classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from observable values of loan receivables with similar terms and characteristics.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$213,158	$149,598	$206,035	$138,589
Receipts(1)	59,600	38,931	104,308	71,054
Settlements(2)	(110,053)	(62,332)	(200,142)	(122,211)
Fair value changes recognized in cost of revenue(3)	36,050	38,782	88,554	77,547
Ending balance	$198,755	$164,979	$198,755	$164,979
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
(2)Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that were repaid within the promotional period. Amount also includes $20.0 million of billed finance charges not yet collected on participations in loans held by the SPV, which were paid to the Bank Partner in full as of the participation purchase dates.
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

	June 30, 2020		December 31, 2019
	Range	Weighted Average	Range	Weighted Average
Reversal rate	62.0% – 95.5%	87.0%	60.0 – 96.8%	87.5%
Discount rate	3.6%	3.6%	5.2%	5.2%
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
Charged-Off Receivables
Historically, we have periodically transferred our rights to previously charged-off loan receivables ("Charged-Off Receivables") in exchange for a cash payment based on the expected recovery rate of such loan receivables, which consist primarily of previously charged-off Bank Partner loans. We have no continuing involvement with these Charged-Off Receivables other than performing reasonable servicing and collection efforts on behalf of the third parties and Bank Partners that purchased the Charged-Off Receivables. The proceeds from transfers of Charged-Off Receivables attributable to Bank Partner loans are recognized on a collected basis as reductions to cost of revenue, which reduces the fair value adjustment to the FCR liability in the period of transfer. The proceeds from transfers of Charged-Off Receivables attributable to loan receivables held for sale are recognized on a collected basis as reductions to sales, general and administrative expense, which reduces the valuation allowance for loan receivables held for sale. There were no transfers of Charged-Off Receivables during the six months ended June 30, 2020. As such, we retain the rights to Charged-Off Receivables and recognize recoveries on a collected basis each period.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table presents details of Charged-Off Receivables transfers during the three and six months ended June 30, 2019.

	Aggregate Unpaid Balance			Proceeds
	Bank Partner loans	Loan receivables held for sale	Total	Bank Partner loans	Loan receivables held for sale	Total
Three Months Ended June 30, 2019	$53,585	$360	$53,945	$7,427	$50	$7,477
Six Months Ended June 30, 2019	107,237	1,027	108,264	14,782	141	14,923
During the three months ended June 30, 2020 and 2019, $5,350 thousand and $5,495 thousand, respectively, of the aggregate unpaid balance on cumulative transferred Charged-Off Receivables was recovered through our servicing efforts on behalf of our Charged-Off Receivables investors. During the six months ended June 30, 2020 and 2019, such recoveries on behalf of our Charged-Off Receivables investors were $11,212 thousand and $10,655 thousand, respectively.
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
Contractually specified servicing fees recorded within servicing revenue in the Unaudited Condensed Consolidated Statements of Operations totaled $29,529 thousand and $21,352 thousand for the three months ended June 30, 2020 and 2019, respectively, and $59,023 thousand and $40,985 thousand for the six months ended June 30, 2020 and 2019, respectively. The cash flow impacts of our assets and liabilities that are measured at fair value on a recurring basis are included within net cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. In the second half of 2019, we renegotiated certain Bank Partner agreements where the Company agreed to post additional escrow and increase the agreed-upon Bank Partner portfolio yield. In exchange for these considerations, we received an increase in our loan servicing fees from the Bank Partners. We determined that the increase in servicing fees resulted in an increase to the fair value of our servicing assets for these Bank Partners. We also anticipate that, all other factors remaining constant, these increased servicing fees will contribute to lower incentive payments received in future periods from the Bank Partners.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table reconciles the beginning and ending fair value measurements of our servicing assets associated with Bank Partner loans during the period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$32,248	$—	$30,459	$—
Additions, net(1)	(114)	—	1,984	—
Fair value changes recognized in servicing revenue(2)	(934)	8,966	(1,243)	8,966
Ending balance	$31,200	$8,966	$31,200	$8,966
(1)For the three and six months ended June 30, 2020, includes additions through assumptions of servicing obligations each time a loan is originated on our platform by a Bank Partner, as well as through transfers of loan receivables between Bank Partners or of loan receivables between GreenSky and Bank Partners and is net of the impact of loan principal pay downs in the Bank Partner portfolios. Additions are recognized in servicing revenue in the Unaudited Condensed Consolidated Statements of Operations.
(2)For the three and six months ended June 30, 2020, primarily reflects the reduction of our servicing assets due to the passage of time and impact of purchases of participations in loans by the SPV. For the three and six months ended June 30, 2019, primarily reflective of an increase to the contractually specified fixed servicing fee for one of our Bank Partners.
The following table reconciles the beginning and ending fair value measurements of our servicing liabilities associated with transferring our rights to Charged-Off Receivables during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$3,279	$3,197	$3,796	$3,016
Initial obligation from transfer of Charged-Off Receivables(1)	—	647	—	1,298
Fair value changes recognized in other gains (losses), net(2)	(480)	(497)	(997)	(967)
Ending balance	$2,799	$3,347	$2,799	$3,347
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

Input	June 30, 2020		December 31, 2019
	Range	Weighted Average	Range	Weighted Average
Cost of servicing (basis points)	57.5 – 108.0	106.4	57.5 – 108.0	106.2
Discount rate	18.0%	18.0%	18.0%	18.0%
Weighted average remaining life (years)	2.4 – 5.9	2.4	2.3 – 5.9	2.4
Recovery period (years)	2.1 - 4.4	3.6	2.6 – 4.9	4.1
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
Purchase Price Discount/Premium
The Company has agreed to facilitate sales of loan participations by Synovus Bank to third parties (including sales to the Company or its affiliates, including the SPV) by funding a shortfall in purchase price commitment below par (purchase price discount) at the time of origination or receiving any purchase price in excess of par (purchase price premium) associated with a sale by a release of excess escrow funds, if any. Any purchase price discount will be funded through an escrow account established and maintained by the Company and will net settle with any contemporaneous purchase price premiums upon sale of the loan participations. The Company expects to issue to Synovus commitments to purchase loan participations from time to time, which commitments will be made at par and valued based on the fair value of the loans subject to the purchase commitment. The purchase price discount/premium and the purchase commitments qualify as embedded derivatives. The purchase price discount/premium and the purchase commitments are not designated as hedges for accounting purposes and, as such, changes in their respective fair value are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. There were no loans subject to a purchase commitment as of June 30, 2020.
The purchase price discount/premium is carried at fair value on a recurring basis in the Unaudited Condensed Consolidated Balance Sheets and is classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from observable values of loan receivables with similar terms and characteristics in the market.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 4. Loan Receivables Held for Sale
The following table summarizes the activity in the balance of loan receivables held for sale, net at lower of cost or fair value during the periods indicated.

	Six Months Ended June 30,
	2020	2019
Beginning balance	$51,926	$2,876
Additions(1)	441,558	65,804
Proceeds from sales and borrower payments(2)	(67,238)	(66,714)
Decrease (increase) in valuation allowance(3)	(11,194)	175
Transfers(4)	(93)	1,590
Write offs and other(5)	(4,007)	(933)
Ending balance	$410,952	$2,798
(1)Includes purchase of $431.0 million participations in loans by the SPV.
(2)Includes accrued interest and fees, recoveries of previously charged-off loan receivables held for sale, as well as proceeds from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. We retain servicing arrangements on sold loan receivables with the same terms and conditions as loans that are originated by our Bank Partners. Income from loan receivables held for sale activities is recorded within interest and other revenue in the Unaudited Condensed Consolidated Statements of Operations. We sold loan receivables held for sale to certain Bank Partners at par on the following dates during the six months ended June 30, 2020 and 2019:

2020		2019
Date	Amount	Date	Amount
January 28	$24,071	March 27	$63,673
May 27	15,945
Total	$40,016		$63,673
(3)Valuation allowance includes an increase in lower of cost or market fair value adjustments on our SPV Participations of $10,072 thousand and $0 during the six months ended June 30, 2020 and 2019, respectively, and an increase in provision for credit losses of $1,122 thousand during the six months ended June 30, 2020 and a decrease in provision for credit losses of $175 thousand during the six months ended June 30, 2019.
(4)We temporarily hold certain loan receivables, which are originated by a Bank Partner, while non-originating Bank Partner eligibility is being determined. Once we determine that a loan receivable meets the investment requirements of an eligible Bank Partner, we transfer the loan receivable to the Bank Partner at cost plus any accrued interest. The reported amount also includes loan receivables that have been placed on non-accrual and non-payment status while we investigate consumer inquiries.
(5)We received recovery payments of $159 thousand and $25 thousand during the six months ended June 30, 2020 and 2019, respectively. Recoveries of principal and finance charges and fees on previously written off loan receivables held for sale are recognized on a collected basis. Separately, during the six months ended June 30, 2020 and 2019, write offs and other were reduced by $0 and $141 thousand, respectively, related to cash proceeds received from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. The cash proceeds received were recorded within sales, general and administrative expense in the Unaudited Condensed Consolidated Statements of Operations.
The following table presents activities associated with our loan receivable sales and servicing activities during the periods indicated. There were no gains or losses on sold loan receivables held for sale during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash Flows
Sales of loans	$15,945	$—	$40,016	$63,673
Servicing fees	3,571	1,050	4,811	1,736

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

	June 30, 2020	December 31, 2019
Total principal balance	$303,079	$326,556
Delinquent loans (unpaid principal balance)	10,078	18,033

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net charge-offs (unpaid principal balance)	$2,294	$4,407	$6,250	$8,207

Note 5. Accounts Receivable
As of June 30, 2020, our allowance for losses on accounts receivable was measured under ASC 326. Historically, the majority of our pools of accounts receivable did not have write-offs. For the pool of accounts receivable for which we had historical write-offs, we used an aging method and the average 12-month historical loss rate as a basis for estimating credit losses on the current accounts receivable balance. In the absence of relevant historical loss experience for the other pools of accounts receivables, we also used this average 12-month loss rate to inform our estimate of credit losses on those balances. For each pool of accounts receivable, we considered the conditions at the measurement date and reasonable and supportable forecasts about future conditions to consider if adjustments to the historical loss rate were warranted. Given our methods of collecting funds on merchant and servicing receivables, that we have not observed meaningful changes in our counterparties' abilities to pay, and that we establish an allowance for all delinquent accounts receivable (typically deemed to be 31 days or more past due), providing for a maximum 30-day term of our accounts receivable balances, we determined that our historical loss rates remain most indicative of our lifetime expected losses.
Accounts receivable consisted of the following as of the dates indicated.

	Accounts Receivable, Gross	Allowance for Uncollectible Amounts	Accounts Receivable, Net
June 30, 2020
Transaction related	$13,903	$(218)	$13,685
Servicing related	6,381	—	6,381
Total	$20,284	$(218)	$20,066
December 31, 2019
Transaction related	$12,863	$(238)	$12,625
Servicing related	6,868	—	6,868
Total	$19,731	$(238)	$19,493

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table summarizes the activity in the balance of allowance for uncollectible amounts during the periods indicated.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Beginning balance	$(262)	$(238)
Provision for expected losses	(201)	(378)
Write-offs	245	398
Ending balance	$(218)	$(218)

Note 6. Property, Equipment and Software
Property, equipment and software were as follows as of the dates indicated.

	June 30, 2020	December 31, 2019
Furniture	$2,806	$2,907
Leasehold improvements	4,714	4,902
Computer hardware	2,443	2,494
Software	26,167	20,126
Total property, equipment and software, at cost	36,130	30,429
Less: accumulated depreciation	(5,858)	(5,701)
Less: accumulated amortization	(8,321)	(6,419)
Total property, equipment and software, net	$21,951	$18,309

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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

2018 Amended Credit Agreement
In March 2018, we amended certain terms of our Credit Agreement ("2018 Amended Credit Agreement"). The 2018 Amended Credit Agreement replaced the original term loan with a $400.0 million term loan (“modified term loan”) and extended the maturity date to March 29, 2025. The modified term loan incurs interest, due monthly in arrears, at an adjusted LIBOR rate, which represents the one-month LIBOR rate multiplied by the statutory reserve rate, as defined in the Credit Agreement, plus a margin of 3.25% per annum. If not otherwise indicated, references to "term loan" prior to the date of the 2018 Amended Credit Agreement indicate the original term loan and references subsequent to the date of the 2018 Amended Credit Agreement but prior to the Second Amendment to our Credit Agreement ("2020 Amended Credit Agreement") indicate the modified term loan.
We contemporaneously settled the outstanding principal balance on the original term loan of $349.1 million with the issuance of the $400.0 million modified term loan. An original issuance discount of $1.0 million was reported as a direct deduction from the face amount of the modified term loan. Therefore, the gross proceeds of the modified term loan were $399.0 million. The proceeds from the modified term loan were primarily used to repay the outstanding principal balance on the original term loan and to pay $1.2 million of third party costs, including legal and debt arrangement costs, which were immediately expensed on the modification date. The remaining $48.8 million of proceeds were used to provide for distributions to certain equity holders and a related party prior to the Company's IPO. With the exception of the payments to the related party, which were related party expenses, the payments were accounted for as distributions. See Note 11 for distribution and payment details. As of June 30, 2020 and December 31, 2019, we had no borrowings under the revolving loan facility.
2020 Amended Credit Agreement
In June 2020, we entered into the 2020 Amended Credit Agreement, which provided for an additional $75.0 million term loan ("incremental term loan"). The term loan and revolving loan facility under the 2018 Amended Credit Agreement and incremental term loan under the 2020 Amended Credit Agreement are collectively referred to as the "Credit Facility," and the 2018 Amended Credit Agreement and the 2020 Amended Credit Agreement are collectively referred to as the "Amended Credit Agreement." The modified term loan and the incremental term loan are collectively referred to as the "term loan." The incremental term loan incurs interest, due monthly in arrears, at an adjusted LIBOR rate, which represents the one-month LIBOR rate multiplied by the statutory reserve rate, as defined in the 2020 Amended Credit Agreement, with a 1% LIBOR floor, plus 450 basis points. The incremental term loan has the same security, maturity, principal amortization, prepayment, and covenant terms as the 2018 Amended Credit Agreement, maturing on March 29, 2025.
An original issuance discount of $3.0 million was reported as a direct deduction from the face amount of the incremental term loan. Fees paid to the lender of $1.5 million were deferred over the remaining life of the term loan on the modification date. Therefore, the initial gross proceeds of the incremental term loan were $70.5 million. The proceeds from the incremental term loan were used to pay third party costs, including legal fees, which were immediately expensed on the modification date. The remaining proceeds were used for general corporate purposes and to enhance the Company's overall liquidity position.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Key details of the term loan are as follows:

	June 30, 2020	December 31, 2019
Term loan, face value(1)	$466,000	$393,000
Unamortized debt discount(2)	(5,771)	(3,115)
Unamortized debt issuance costs(2)	(6,350)	(5,388)
Term loan	$453,879	$384,497
(1)The principal balance of the term loan is scheduled to be repaid on a quarterly basis at an amortization rate of 0.25% per quarter through December 31, 2024, with the balance due at maturity.
(2)For the three months ended June 30, 2020 and 2019, debt discount of $187 thousand and $154 thousand, respectively, and debt issuance costs of $282 thousand and $266 thousand, respectively, were amortized into interest expense in the Unaudited Condensed Consolidated Statements of Operations. For the six months ended June 30, 2020 and 2019, debt discount of $340 thousand and $308 thousand, respectively, and debt issuance costs of $545 thousand and $532 thousand, respectively, were amortized into interest expense in the Unaudited Condensed Consolidated Statements of Operations.
Revolving loan facility. Under the 2018 Amended Credit Agreement, the maturity date of the $100.0 million revolving loan facility was extended to March 29, 2023. Further, the interest margin applied to revolving loans that incur interest at a base rate was modified to 2.00% per annum and the margin applied to revolving loans that incur interest at an adjusted LIBOR rate was modified to 3.00% per annum. However, if our first lien net leverage ratio is equal to or above 1.50 to 1.00, these interest margins are raised to 2.25% and 3.25%, respectively. Lastly, the 2018 Amended Credit Agreement provided for a $10.0 million letter of credit, which, to the extent drawn upon, would reduce the amount of availability under the revolving loan facility by the same amount. We had not drawn on our available letter of credit as of June 30, 2020.
We are subject to a quarterly commitment fee based on the daily unused amount of the revolving loan facility, inclusive of the aggregate amount available to be drawn under letters of credit. The quarterly commitment fee rate is 0.50% per annum when our first lien net leverage ratio is above 1.50 to 1.00, but is reduced to 0.375% for any quarterly period in which our first lien net leverage ratio is equal to or below 1.50 to 1.00. For the three months ended June 30, 2020 and 2019, we recognized $20 thousand and $95 thousand, respectively, of commitment fees within interest expense in the Unaudited Condensed Consolidated Statements of Operations. Commitment fees were $126 thousand and $189 thousand for the six months ended June 30, 2020 and 2019, respectively.
Covenants. The Amended Credit Agreement contains certain financial and non-financial covenants with which we must comply. The financial covenant requires a first lien net leverage ratio equal to or below 3.50 to 1.00 for any measurement date at which the principal amounts of outstanding revolving loans and letters of credit exceed 25% of the aggregate principal amount of the revolving loan facility. The first lien net leverage ratio is calculated as the ratio of (i) the aggregate principal amount of indebtedness, minus the aggregate amount of consolidated cash (exclusive of restricted cash) as of the measurement date to (ii) consolidated EBITDA, as defined in the Amended Credit Agreement, for the four prior quarters.
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
We were in compliance with all covenants, both financial and non-financial, as of June 30, 2020 and December 31, 2019.

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
Asset-backed Revolving Credit Facility
In May 2020, the SPV entered into a Warehouse Credit Agreement with JPMorgan Chase Bank, N.A. ("JPMorgan") to establish an asset-backed revolving credit facility to finance purchases by the SPV of participation interests in loans originated through the GreenSky program (the "SPV Facility"). The SPV Facility provides a revolving committed financing of $300.0 million, with an additional $200.0 million uncommitted accordion that was accessed in July 2020. The interest rate on the SPV Facility is the applicable commercial paper conduit funding rate (or, if the lenders do not fund their advances under the SPV Facility through commercial paper markets, 3-month LIBOR plus 0.50%) plus 2.50%. The revolving funding period is one year and the maturity date is May 10, 2022. Upon obtaining the financing commitment, the SPV was required to pay to JPMorgan an upfront, nonrefundable fee ("upfront fees") equal to 0.15% of loan commitments. The SPV paid upfront fees of $0.5 million in conjunction with the closing of the SPV Facility in May. As of June 30, 2020, the outstanding balance on the SPV Facility was $299.0 million.
Following the third month anniversary of the closing date, the Company is subject to a daily unused fee based on a percentage of the total $300.0 million of financing that remains unused. The unused fee rate is 0.50% per annum when the aggregate loan principal balance is greater than or equal to 50% of the commitments, and 1.00% if the aggregate loan principal balance is less than 50% of the commitments. The SPV paid various other legal and banking fees associated with obtaining the financing, including upfront fees, of $1.0 million which were deferred over the life of the SPV Facility. During the three and six months ended June 30, 2020, we amortized $0.1 million of these fees into cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
The Company's ability to utilize the SPV Facility is subject to the SPV's compliance with various covenants and other requirements of the Warehouse Credit Agreement, including that the SPV enter into a hedging interest rate swap with a third-party in cases where LIBOR on the SPV Facility exceeds 3% over a defined measurement period. The failure to comply with such requirements may result in events of default, the accelerated repayment of amounts owed under the SPV Facility (often referred to as an early amortization event), a decrease in the borrowing base advance rate, an increase in the interest payable on the loans and/or the termination of the SPV Facility.
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
As of June 30, 2020, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

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
The purchase price discount/premium component of our Facility Bank Partner Agreements qualifies as a bifurcated embedded derivative. The purchase price discount/premium is not designated as a hedge for accounting purposes and, as such, changes in its fair value are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. See Note 3 for additional information on the purchase price discount/premium.
Derivative Instruments on our Unaudited Condensed Consolidated Financial Statements
The following table presents the fair values and Unaudited Condensed Consolidated Balance Sheets locations of our derivative instruments as of the dates indicated.

	Balance Sheet Location	June 30, 2020	December 31, 2019
Designated as cash flow hedges
Interest rate swap	Other liabilities	$16,450	$2,763
Not designated as hedges
FCR liability	Finance charge reversal liability	$198,755	$206,035
Purchase price discount/premium	Other liabilities	—	—
The following table presents the impacts of our derivative instruments on our Unaudited Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Designated as cash flow hedges
Interest rate swap – gain (loss) reclassified into interest expense	$(1,140)	$—	$(1,247)	$—
Interest rate swap – gain (loss) reclassified into income tax expense	103	—	112	—
Not designated as hedges
FCR liability – change in fair value recorded in cost of revenue	$36,050	$38,782	$88,554	$77,547
Our derivative instrument activities are included within operating cash flows in our Unaudited Condensed Consolidated Statements of Cash Flows.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the components of accumulated other comprehensive income (loss) associated with our cash flow hedge, which exclude amounts pertaining to noncontrolling interests, for the period presented. There was no accumulated other comprehensive income (loss) activity during the three and six months ended June 30, 2019.

Cash Flow Hedge	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Accumulated other comprehensive income (loss), beginning balance	$(4,294)	$(756)
Other comprehensive income (loss) before reclassifications and tax	(1,034)	(5,740)
Tax (expense) benefit	251	1,390
Other comprehensive income (loss) before reclassifications, net of tax	(783)	(4,350)
Reclassifications out of accumulated other comprehensive income (loss), net of tax(1)	321	350
Net (increase) decrease in other comprehensive loss	(462)	(4,000)
Accumulated other comprehensive income (loss), ending balance	$(4,756)	$(4,756)
(1)Net of tax benefit of $103 thousand and $112 thousand during the three and six months ended June 30, 2020, respectively.
Based on the current interest rate environment, the Company estimates that approximately $5.8 million of net unrealized gains (losses) reported in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.
Note 9. Other Liabilities
The following table details the components of other liabilities in the Unaudited Condensed Consolidated Balance Sheets as of the dates indicated.

	June 30, 2020	December 31, 2019
Transaction processing liabilities	$21,277	$24,465
Servicing liabilities(1)	2,799	3,796
Distributions payable	4,073	5,978
Interest rate swap(2)	16,450	2,763
Tax related liabilities(3)	873	873
Operating lease liabilities	12,104	13,884
Accruals and other liabilities	9,011	9,442
Other liabilities	$66,587	$61,201
(1)We elected the fair value method to account for our servicing liabilities. Refer to Note 3 for additional information.
(2)Refer to Note 3 and Note 8 for additional information on our interest rate swap, which was in a liability position as of June 30, 2020 and December 31, 2019.
(3)Tax related liabilities primarily include certain taxes payable related to the Reorganization Transactions.
Note 10. Noncontrolling Interests
GreenSky, Inc. is the sole managing member of GS Holdings and consolidates the financial results of GS Holdings. Therefore, the Company reports a noncontrolling interest based on the Holdco Units held by the Continuing LLC Members. Changes in GreenSky, Inc.’s ownership interest in GS Holdings, while GreenSky, Inc. retains its controlling interest in GS Holdings, are accounted for as equity transactions. As such, future redemptions or direct exchanges of Holdco Units by the Continuing LLC Members (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

or decrease additional paid-in capital. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Unaudited Condensed Consolidated Financial Statements representing the GS Holdings interests held by Continuing LLC Members. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the noncontrolling interests. During the three months ended June 30, 2020 and 2019, GreenSky, Inc. had a weighted average ownership interest in GS Holdings of 36.9% and 34.7%, respectively. During the six months ended June 30, 2020 and 2019, GreenSky, Inc. had a weighted average ownership interest in GS Holdings of 36.5% and 33.4%, respectively.
As of June 30, 2020 and December 31, 2019, GreenSky, Inc. had 73,350,234 and 66,424,838 shares, respectively, of Class A common stock outstanding, which resulted in an equivalent amount of ownership of Holdco Units. During the six months ended June 30, 2020, an aggregate of 4.5 million Holdco Units were exchanged by the Continuing LLC Members (with automatic cancellation of Class B common stock) for 4.5 million newly-issued shares of Class A common stock, and 2.8 million shares of Class A restricted stock were issued, which increased our total ownership interest in GS Holdings to 40.2% as of June 30, 2020 from 36.9% as of December 31, 2019.
Note 11. Stockholders Equity (Deficit)
Treasury Stock
As of June 30, 2020, there were 14,099,097 shares of Class A common stock held in treasury, including: (i) purchases of 13,425,688 shares at a cost of $146.1 million, (ii) 517,746 shares associated with forfeited restricted stock awards, and (iii) 155,663 shares associated with tax withholdings upon vesting of restricted stock awards. There were no reissuances of treasury shares during the six months ended June 30, 2020.
Warrants
In January 2019, a warrant issued in January 2014 to an affiliate of one of the members of the former GSLLC board of managers was fully exercised on a cashless basis, which resulted in the issuance of 1,180,163 Holdco Units and an equal number of shares of Class B common stock.
Distributions
The following table summarizes activity associated with our non-tax and tax distributions during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Remaining Reserved Payment(1)
(in millions)	2020	2019	2020	2019
Non-tax distributions previously declared and paid upon vesting
Credit Agreement Distributions(2)
Distributions	$0.1	$0.8	$1.2	$2.0	$2.7
Related party payments	—	0.6	—	0.6	—
Special Operating Distributions(3)
Distributions	0.1	0.4	0.7	1.0	1.4
Related party payments	—	0.2	—	0.2	—
Tax distributions	0.4	13.1	31.5	14.0	N/A
Total	$0.6	$15.1	$33.4	$17.8	$4.1
(1)As of June 30, 2020, all remaining portions of the non-tax distributions were recorded within other liabilities in the Unaudited Condensed Consolidated Balance Sheets.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

(2)See Note 7 for discussion of distributions using the proceeds from our borrowings, a portion of which were declared to related parties, for which no payments were made during the three and six months ended June 30, 2020 and for which all payments were satisfied as of June 30, 2019.
(3)In May 2018, we declared a special operating distribution of $26.2 million, a portion of which was declared to a related party, for which no payments were made during the three and six months ended June 30, 2020 and for which all payments were satisfied as of June 30, 2019. In December 2017, we declared a $160.0 million special cash distribution to Holdco Unit holders and holders of profits interests.
Note 12. Share-Based Compensation
The Company has the following types of share-based compensation awards outstanding as of June 30, 2020: Class A common stock options, unvested Holdco Units and unvested Class A common stock awards. We recorded share-based compensation expense of $3,477 thousand and $3,271 thousand for the three months ended June 30, 2020 and 2019, respectively, and $6,972 thousand and $5,936 thousand for the six months ended June 30, 2020 and 2019, respectively, which is included within compensation and benefits expense in the Unaudited Condensed Consolidated Statements of Operations.
Class A Common Stock Options
Class A common stock option ("Options") activity was as follows during the periods indicated:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Number of Options	Weighted Average Exercise Price	Number of Options
Outstanding at beginning of period	4,181,909	$11.36	8,053,292
Granted(1)	1,100,456	3.73	1,290,012
Exercised(2)(3)	(105,000)	5.65	(851,401)
Forfeited	(406,615)	19.16	(148,819)
Expired(4)	(111,704)	18.45	(1,500)
Outstanding at end of period(5)	4,659,046	$8.84	8,341,584
Exercisable at end of period(5)(6)	1,682,264	$8.11	5,242,936
(1)Weighted average grant date fair value of Options granted during the six months ended June 30, 2020 and 2019 was $1.72 and $3.80, respectively.
(2)The total intrinsic value of Options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, during the six months ended June 30, 2020 and 2019 was $0.2 million and $4.6 million, respectively.
(3)During the six months ended June 30, 2020, Options exercisable for 105,000 shares of Class A common stock were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 15,051 shares of Class A common stock and for which the Company paid withholding taxes of $0.1 million.
Employees paid $0.3 million to the Company during the six months ended June 30, 2019 to exercise Options, which resulted in the issuance of 34,897 shares of Class A common stock. In addition, during this period, Options exercisable for 816,500 shares of Class A common stock were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 246,396 shares of Class A common stock and for which the Company paid withholding taxes of $1.6 million.
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
(5)The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of the date indicated:

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

June 30, 2020
Aggregate intrinsic value (in millions)
Options outstanding	$3.0
Options exercisable	$1.7
Weighted average remaining term (in years)
Options outstanding	7.8
Options exercisable	5.8
(6)The total fair value, based on grant date fair value, of Options that vested during the six months ended June 30, 2020 and 2019 was $2.4 million and $1.4 million, respectively.
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

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Number of Holdco Units	Weighted Average Grant Date Fair Value	Number of Holdco Units
Unvested at beginning of period	1,112,607	$23.00	2,514,856
Forfeited	—	N/A	(273,734)
Vested(1)	(258,524)	23.00	(659,527)
Unvested at end of period	854,083	$23.00	1,581,595
(1)The total fair value, based on grant date fair value, of previously unvested Holdco Units that vested during the six months ended June 30, 2020 and 2019 was $5.9 million and $15.2 million, respectively.
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
Unvested Class A common stock activity was as follows during the periods indicated:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Class A Common Stock	Weighted Average Grant Date Fair Value	Class A Common Stock
Unvested at beginning of period	2,999,343	$11.53	454,561
Granted	2,821,735	3.79	1,873,512
Forfeited(1)	(295,151)	12.87	(146,859)
Vested(2)	(548,882)	13.42	(66,789)
Unvested at end of period	4,977,045	$6.85	2,114,425
(1)Forfeited shares of unvested Class A common stock associated with restricted stock awards are held in our treasury stock account. Refer to Note 11 for additional information on our treasury stock.
(2)The total fair value, based on grant date fair value, of previously unvested Class A common stock that vested during the six months ended June 30, 2020 and 2019 was $7.4 million and $1.5 million, respectively.

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
The Company’s effective tax rate for the three and six months ended June 30, 2020 was 10.1% and 19.8%, respectively, and the Company recorded $1.5 million and $0.6 million of income tax expense for the three and six months ended June 30, 2020, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2020 was less than our combined federal and state statutory tax rate of 24.3%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests. The effective tax rate for the three and six months ended June 30, 2020 included the effects of stock-based compensation deductions, which are required to be recorded discretely in the interim period in which those items occur. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax; therefore, the effective tax rate can vary from period to period.
The Company's effective tax rate for the three and six months ended June 30, 2019 was (12.9)% and (12.2)%, respectively, and the Company recorded $4.5 million and $5.1 million of income tax benefit for the three and six months ended June 30, 2019, respectively. The Company's effective tax rate for the three and six months ended June 30, 2019 was less than our combined federal and state statutory tax rate of 24.1%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests. Further, the effective tax rate for the three and six months ended June 30, 2019 included the effects of remeasuring net deferred tax assets due to a change in state tax rates and warrant and stock-based compensation deductions, which are required to be recorded discretely in the interim period in which those items occur.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

As of June 30, 2020 and December 31, 2019, the total liability related to uncertain tax positions was $0.1 million and $0.1 million, respectively. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were immaterial as of June 30, 2020, and therefore did not impact the effective income tax rate.
Deferred tax assets, net of $383.1 million and $364.8 million as of June 30, 2020 and December 31, 2019, respectively, relate primarily to the basis difference in our investment in GS Holdings. This basis difference arose primarily as a result of the Reorganization Transactions, the IPO and subsequent exchanges of Class B common stock for Class A common stock.
As of June 30, 2020, we concluded based on the weight of all available positive and negative evidence that all of our deferred tax assets are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
As of June 30, 2020 and December 31, 2019, the Company had a liability of $317.8 million and $311.7 million, respectively, related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Unaudited Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2020, we did not make any payments to members of GS Holdings pursuant to the TRA. During the three and six months ended June 30, 2019, we made a payment, inclusive of interest, of $4.7 million to members of GS Holdings pursuant to the TRA.
Note 14. Commitments, Contingencies and Guarantees
Commitments
Leases
In accordance with ASC 842, Leases, we determine if an arrangement is or contains a lease at inception of the contract. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We primarily lease our premises under multi-year, non-cancelable operating leases. Operating leases are included in Other assets and Other liabilities in our Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, we did not have any finance leases.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The operating lease ROU assets are increased by any prepaid lease payments and are reduced by any unamortized lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Base rent is typically subject to rent escalations on each annual anniversary from the lease commencement dates. Lease expense for lease payments, including any step rent provisions specified in the lease agreements, is recognized on a straight-line basis over the lease term and is included within property, office and technology and related party expenses in the Unaudited Condensed Consolidated Statements of Operations. Operating lease cost associated with our ROU assets and lease liabilities was $1,031 thousand and $973 thousand for the three months ended June 30, 2020 and 2019, respectively, and $2,061 thousand and $1,784 thousand for the six months ended June 30, 2020 and 2019, respectively. See Note 15 for additional information regarding office space leased from a related party.
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
As of June 30, 2020, we did not have any operating leases that had not yet commenced.
Supplemental cash flow and noncash information related to our operating leases were as follows for the period indicated.

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$2,366	$1,927
Noncash operating lease ROU assets obtained in exchange for operating lease liabilities
Resulting from our adoption of ASU 2016-02	$—	$11,279
Resulting from new or modified leases	9	2,975
Supplemental balance sheet information related to our operating leases was as follows as of the dates indicated.

	June 30, 2020	December 31, 2019
Operating lease ROU assets	$9,590	$11,268
Operating lease liabilities	$12,104	$13,884
Weighted average remaining lease term (in years)	2.8	3.3
Weighted average discount rate	5.7%	5.7%
For the periods presented, maturities of operating lease liabilities as of the date indicated and a reconciliation of the total undiscounted cash flows to the operating lease liabilities in the Unaudited Condensed Consolidated Balance Sheets, were as follows:

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

June 30, 2020
Remainder of 2020	$2,322
2021	4,897
2022	3,706
2023	1,501
2024	810
Thereafter	—
Total lease payments	$13,236
Less: imputed interest	(1,132)
Operating lease liabilities	$12,104
Covenants
The agreements with our transaction processor and some Bank Partners impose financial covenants upon our wholly owned subsidiary, GSLLC. As of June 30, 2020 and December 31, 2019, GSLLC was in compliance with the financial covenant provisions in these agreements. See Note 7 for discussion of financial and non-financial covenants associated with our borrowings.
Other Commitments
As of June 30, 2020 and December 31, 2019, the outstanding open and unused line of credit on approved loan receivables held for sale was $33.8 million and $4.9 million, respectively. We did not record a provision for these unfunded commitments, but believe we have adequate cash on hand to fund these commitments.
For certain Bank Partners, we maintain a restricted cash balance based on a contractual percentage of the total interest billed on outstanding deferred interest loans that are within the promotional period less previous FCR on such outstanding loans. As of June 30, 2020 and December 31, 2019, restricted cash in the Unaudited Condensed Consolidated Balance Sheets included $94.7 million and $75.0 million, respectively, associated with these arrangements.
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
Further, from time to time, we place Bank Partner loans on non-accrual and non-payment status (“Pended Status”) while we investigate consumer loan balance inquiries, which may arise from disputed charges related to work performed by third-party merchants. As of June 30, 2020, Bank Partner loan balances in Pended Status were $11.1 million. While it is management’s expectation that most of these loan balance inquiries will be resolved without incident, in certain instances we may determine that it is appropriate for the Company to permanently reverse the loan balance and assume the economic responsibility for the loan balance itself. We record a liability for these instances. As of June 30, 2020, our liability for potential Pended Status future losses was $3.6 million.
Legal Proceedings
The Company, together with certain of its officers and directors and one of its former directors (the “Individual Defendants”) and certain underwriters of the Company’s IPO (the "IPO"), were named in six putative class actions filed in the Supreme Court of the State of New York, all of which actions have been consolidated (In Re GreenSky, Inc. Securities Litigation (Consolidated Action), Index No. 655626/2018 (N.Y. Sup. Ct.) (the “State Case”)), and in two putative class actions filed in the United States District Court for the Southern District of New

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

York (the "District Court"), both of which actions also have been consolidated (In Re GreenSky, Inc. Securities Litigation (Consolidated Action), Case No. 1:2018-cv-11071-PAE (S.D.N.Y.) (the “Federal Case” and, together with the State Case, the “Consolidated Cases”)). The plaintiffs in the Consolidated Cases generally assert on behalf of certain purchasers in the IPO claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933.
The Company and Individual Defendants (together with the other defendants) filed motions to dismiss in each of the Consolidated Cases. The District Court denied the motion to dismiss the Federal Case, and discovery in the Federal Case is ongoing. On June 1, 2020, the District Court certified a class of shareholders who purchased GreenSky Class A common stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with the IPO. For more information regarding this action, class members may view and download the Class Action Notice at www.GreenSkySecuritiesLitigation.com.
On April 22, 2020, the Supreme Court of the State of New York dismissed the State Case in its entirety and without leave to amend. The Company does not know whether the plaintiffs in the State Case will appeal such dismissal.
The Company (as a nominal defendant) and the Individual Defendants have also been named in a putative stockholder derivative action alleging certain violations of state and federal law filed in the United States District Court for the District of Delaware, Pileggi v Zalik et al., Case No. 1:20-cv-00456 (D. Del.) (the "Derivative Case"). The Plaintiffs in the Derivative Case have indicated they will be amending their complaint on or before August 12, 2020.
The Company and the Individual Defendants intend to defend themselves vigorously in all respects in connection with the Consolidated Cases and the Derivative Case. Under certain circumstances, the Company may be obligated to indemnify some or all of the other defendants in the Consolidated Cases and the Derivative Case. The Company is unable to estimate the amount of reasonably possible losses it may incur with respect to the Consolidated Cases or the Derivative Case. Moreover, the Company has not determined that the likelihood of loss is probable. Therefore, the Company has not recorded any liability as of June 30, 2020 with respect to the Federal Case, the State Case or the Derivative Case.
We are also involved in a number of other proceedings concerning matters arising in connection with the conduct of our business. While the ultimate outcome of such proceedings cannot be determined, we do not believe that the resolution of these other proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
With respect to all legal proceedings, it is our policy to recognize legal fees as they are incurred as a sales, general and administrative expense in our Consolidated Statements of Operations.
Financial Guarantees
As of June 30, 2020, the contingent aspect of our financial guarantee was measured under ASC 326, Financial Instruments – Credit Losses, which requires us to estimate expected credit losses, and the impact of those estimates on our required payments under the financial guarantee arrangement, for loans within our Bank Partner portfolios that are either funded or approved for funding at the measurement date, but precludes us from including future loan originations by our Bank Partners. Consistent with the modeling of loan losses for any consumer loan portfolio assumed to go into "run-off," our recognized financial guarantee liability under this model represents a significant portion of the contractual escrow that we establish with each Bank Partner. Typically, changes in the estimated financial guarantee liability as measured under ASC 326 are driven primarily by new Bank Partner loans

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

that are facilitated on our platform during the period and thereby increase the contractual escrow balance and, to a lesser degree, by changes in underlying assumptions.
We use a discounted cash flow method to estimate our expected risk of loss under the contingent aspect of our financial guarantees for each Bank Partner. Significant assumptions for each Bank Partner portfolio used in valuing our financial guarantee liability include the following:
Loan portfolio composition: We forecasted each Bank Partner's loan portfolio composition in a "run-off" scenario, which is primarily impacted by expected loan prepayments and paydowns derived from historical behavior curves for each loan plan and were applied to each Bank Partner's portfolio based on its composition of loans and where such loans were in their economic life cycle at the measurement date. The loan portfolio composition additionally informs our forecasts of the components that determine our incentive payments or, alternatively, escrow usage. All other factors remaining constant, generally the higher the expected prepayments and pay down rates, the lower the measurement of our financial guarantee liability, as our contractual escrow balance is calculated based on the month-end outstanding portfolio balance.
Credit losses: We use lifetime historical credit loss experience for each loan plan comprising a Bank Partner's loan portfolio as a basis for estimating future credit losses. In assessing the current conditions and forecasts of future conditions as of June 30, 2020, we primarily considered the current and expected economic impacts of the COVID-19 pandemic on the macroeconomic environment, including the increase in unemployment and the mandatory stay-at-home orders, as well as initiatives undertaken by the Company to mitigate credit losses, such as the emphasis on our super-prime promotional loan programs with our merchants and offering loan deferral options to GreenSky program borrowers. Based on this assessment, we adjusted for an increase to our historical credit loss experience beginning in the second half of 2020 through mid-2021. All other factors remaining constant, higher credit losses reduce our incentive payments and thereby increase our risk of loss for escrow usage. Generally, higher credit losses earlier in the forecast period expose us to greater risk of loss under our financial guarantee arrangements, as the contractual escrow balance is highest early in the forecast period in conjunction with the outstanding portfolio balance in a "run-off" scenario.
As of June 30, 2020, the estimated value of the financial guarantee was $163.3 million relative to our $169.5 million contractual escrow that was included in our restricted cash balance as of June 30, 2020. Subsequent to our adoption of ASU 2016-13 on January 1, 2020, the change in the liability of $28.7 million was recognized as a non-cash charge in financial guarantee expense in the Unaudited Condensed Consolidated Financial Statements. Refer to Note 1 for additional discussion of our accounting for financial guarantees.
The estimated contingent value of the financial guarantee of $16.7 million as of December 31, 2019 was measured in accordance with legacy guidance in ASC 450 and represented the amount of payments to Bank Partners from the escrow accounts that were expected to be probable of occurring based on then-current Bank Partner portfolio composition.
Note 15. Related Party Transactions
Lease
We lease office space from a related party under common management control for which lease expense is recognized within related party expenses in the Unaudited Condensed Consolidated Statements of Operations and for which operating lease ROU assets and operating lease liabilities are recognized within those respective line items in the Unaudited Condensed Consolidated Balance Sheets. Total operating lease cost related to this office space was $434 thousand and $432 thousand for the three months ended June 30, 2020 and 2019, respectively, and $869 thousand and $869 thousand for the six months ended June 30, 2020 and 2019, respectively. Operating lease ROU assets and operating lease liabilities related to this office space were $4.5 million and $5.4 million, respectively, as of June 30, 2020, and $5.2 million and $6.2 million, respectively, as of December 31, 2019.
Contractual and Other Arrangements

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

In August 2018, we entered into an agreement in which an unrelated third party acted as a placement agent in connection with certain Charged-Off Receivables transfers and received a fee from us based on the proceeds received from such transfers. In performing these services, the third party agreed to use an affiliate of a member of the Board and, as such, we determined this arrangement to be related party in nature. In December 2018, the unrelated third party assigned its role in the agreement to the affiliate entity itself; therefore, the arrangement remained a related party transaction. We incurred expenses related to this arrangement of $150 thousand and $249 thousand during the three and six months ended June 30, 2019, respectively, which are presented within related party expenses in the Unaudited Condensed Consolidated Statements of Operations. We did not incur any expenses related to this arrangement during the three and six months ended June 30, 2020. There was no payable related to this arrangement as of June 30, 2020 and December 31, 2019.
We entered into non-interest bearing loan agreements with certain non-executive employees for which the remaining outstanding balances are forgiven ratably over designated periods based on continued employment with the Company. As of June 30, 2020 and December 31, 2019, the remaining outstanding balances on these loan agreements were $70 thousand and $155 thousand, respectively, which are presented within related party receivables in the Unaudited Condensed Consolidated Balance Sheets.
There were no equity-based payments to non-employees that resulted in related party expenses during the six months ended June 30, 2020 and 2019.
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
Further, management concluded that GreenSky, Inc. is GS Holdings' primary beneficiary based on two conditions. First, GreenSky, Inc., in its capacity as managing member with sole voting rights, has the power to direct the activities of GS Holdings that most significantly impact its economic performance, including selecting, terminating and setting the compensation of management responsible for implementing GS Holdings' policies and procedures, as well as establishing the strategic, operating and capital decisions of GS Holdings in the ordinary course of business. Second, GreenSky, Inc. has an obligation to absorb potential losses of GS Holdings or the right to receive potential benefits from GS Holdings in proportion to its weighted average ownership interest, which was 36.9% and 34.7% for the three months ended June 30, 2020 and 2019, respectively, and 36.5% and 33.4% for the six months ended June 30, 2020 and 2019, respectively. Management considers this exposure to be significant to GS Holdings. As the primary beneficiary, GreenSky, Inc. consolidates the results of GS Holdings for financial reporting purposes under the variable interest consolidation model guidance in ASC 810.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

GSLLC is a wholly-owned subsidiary of GS Holdings and is consolidated with GS Holdings. In May 2020, GSLLC formed Depositor as a wholly-owned subsidiary, which in turn formed the SPV as a wholly-owned subsidiary, for the purposes of establishing the SPV Facility to fund purchases of loan participations. GSLLC, on behalf of the Bank Partner that owns the loans underlying the loan participations, serves as the designated servicer of the SPV’s future loan receivables held for sale. Management concluded that the SPV is a variable-interest entity. In doing so, management determined that the activity that most significantly affects the performance of the SPV is the management by the servicer (GSLLC) of the credit losses, delinquencies and defaults that may occur in the underlying loan receivables held by the SPV. These activities are contractually determined through the servicing arrangement, rather than through the 100% equity holding of the Depositor. Further, because GSLLC, as agent for the Bank Partner that owns the loans underlying the loan participations, has the power to direct these activities through a servicing arrangement, GSLLC is the primary beneficiary and should consolidate the SPV under the variable interest consolidation model guidance in ASC 810.
The SPV's relationship with GSLLC results in no recourse to the general credit of the Company. Further, the Company has no contractual requirement to provide financial support to the SPV. In addition, each of the SPV and Depositor is a separate legal entity from the Company and from each other subsidiary of the Company, the respective assets of the SPV and Depositor are owned by the SPV or Depositor, respectively, and are solely available to satisfy their respective creditors. As such, neither the SPV’s assets nor Depositor’s assets are available to satisfy obligations of GreenSky, Inc., GS Holdings, GSLLC or other subsidiaries of the Company.
Below are tabular disclosures that provide insight into how GS Holdings, inclusive of the SPV, affects GreenSky, Inc.’s financial position, performance and cash flows. Prior to the IPO and Reorganization Transactions, GreenSky, Inc. did not have any variable interest in GS Holdings.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table presents the balances related to GS Holdings, inclusive of the SPV, that are included in the Unaudited Condensed Consolidated Balance Sheets as of the dates indicated, inclusive of GreenSky, Inc.'s interest in the variable interest entity.

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$113,560	$177,730
Restricted cash	289,844	250,081
Loan receivables held for sale, net	410,952	51,926
Accounts receivable, net	20,066	19,493
Property, equipment and software, net	21,951	18,309
Other assets	50,827	49,648
Total assets(1)	$907,200	$567,187

Liabilities and Members Equity (Deficit)
Liabilities
Accounts payable	$13,356	$11,912
Accrued compensation and benefits	7,034	10,734
Other accrued expenses	3,947	3,244
Finance charge reversal liability	198,755	206,035
Term loan	453,879	384,497
SPV facility	299,000	—
Financial guarantee liability	163,301	16,698
Other liabilities	64,199	60,328
Total liabilities(2)	1,203,471	693,448

Members Equity (Deficit)
Equity (deficit) attributable to Continuing LLC Members	(183,302)	(80,758)
Equity (deficit) attributable to GreenSky, Inc.	(112,969)	(45,503)
Total members equity (deficit)	(296,271)	(126,261)
Total liabilities and members equity (deficit)	$907,200	$567,187
(1)Includes $408.7 million and $0 million of assets held by the SPV as of June 30, 2020 and December 31, 2019, respectively.
(2)Includes $299.6 million and $0 million of liabilities held by the SPV as of June 30, 2020 and December 31, 2019, respectively.
The following table reflects the impact of consolidation of GS Holdings, inclusive of the SPV, into the Unaudited Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue	$133,649	$138,695	$254,819	$242,395
Total costs and expenses	115,880	92,189	242,941	184,401
Operating profit	17,769	46,506	11,878	57,994
Total other income (expense), net	(2,937)	(5,377)	(8,944)	(10,059)
Net income	$14,832	$41,129	$2,934	$47,935

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table reflects the cash flow impact of GS Holdings, inclusive of the SPV, on the Unaudited Condensed Consolidated Statements of Cash Flows for the periods indicated.

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(333,842)	$89,789
Net cash used in investing activities	(8,524)	(7,123)
Net cash provided by (used in) financing activities	317,959	(128,597)

Net increase (decrease) in cash and cash equivalents and restricted cash	(24,407)	(45,931)
Cash and cash equivalents and restricted cash at beginning of period	427,811	449,473
Cash and cash equivalents and restricted cash at end of period	$403,404	$403,542

Note 18. Subsequent Events
Strategic Alternatives Review Process
On August 10, 2020, the Company announced that the Company’s Board of Directors, working together with its senior management team and legal and financial advisors, completed the process, announced in August 2019, to explore, review and evaluate a range of potential strategic alternatives focused on maximizing stockholder value. The Company’s Board of Directors has determined that the Company can best drive future value creation by executing on a growth plan that leverages a renewed focus on the Company’s home improvement vertical, the cross marketing of complementary products to its consumer program borrowers, enhanced merchant productivity, scalability of operations, termination of the programmatic sale of charged-off receivables, and funding diversification to support its continued profitable growth.
SPV Facility
On July 24, 2020, the Company accessed an additional $200.0 million uncommitted accordion within the SPV Facility. The uncommitted accordion has the same characteristics and maturity date of the original $300.0 million SPV Facility. The proceeds were used by the SPV to purchase $284.0 million loan participations with the remaining funds contributed by GSLLC.
Distributions
In July 2020, GS Holdings finalized and paid tax distributions of $17.1 million to its members and paid previously declared but unpaid non-tax distributions of $0.6 million to certain of its members upon vesting of their equity in GS Holdings.
TRA Payment
In July 2020, GreenSky, Inc. finalized and made a payment, inclusive of interest, of $12.8 million to members of GS Holdings pursuant to the TRA.

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
Executive Summary
Covid-19 Pandemic
On March 11, 2020, the World Health Organization designated the novel coronavirus disease (referred to as "COVID-19") as a global pandemic. In the second half of March 2020, the impact of COVID-19 and related actions to mitigate its spread within the U.S. began to impact our consolidated operating results. As of August 10, 2020, the date of filing this Quarterly Report on Form 10-Q, the duration and severity of the effects of COVID-19 remain unknown. Likewise, neither do we know the duration and severity of the impact of COVID-19 on all members of the GreenSky ecosystem – our merchants, Bank Partners, and GreenSky program borrowers – or our associates. In addition to instituting a Company-wide work-at-home program to ensure the safety of all GreenSky associates and their families, we formed a GreenSky Continuity Team that is tasked with communicating to employees on a regular basis regarding such efforts as planning for contingencies related to the COVID-19 pandemic, providing updated information and policies related to the safety and health of all GreenSky associates, and monitoring the ongoing crisis for new developments that may impact GreenSky, our work locations and/or our associates. Our GreenSky Continuity Team is generally following the requirements and protocols as published by the U.S. Centers for Disease Control and Prevention and the World Health Organization, as well as state and local governments. As of the date of this filing, we have not begun to lift the actions put in place as part of our business continuity strategy, including work-at-home requirements and travel restrictions, and we do not believe that these protocols have materially adversely impacted our internal controls or financial reporting processes.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, includes provisions relating to direct economic assistance to American workers, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and temporary relief from certain troubled debt restructuring provisions. While we do not believe the impacts of the CARES Act were material during the three and six months ended June 30, 2020, we continue to examine both the direct and indirect impacts that the CARES Act, and additional government relief measures, may have on our business, including impacts associated with the expiration of select CARES Act provisions.

The following are anticipated key impacts on our business and response initiatives taken by the Company, in coordination with our network partners, to mitigate such impacts:
Transaction Volume. Our transaction volume began to be impacted significantly by COVID-19 mid-March 2020 and continued to be impacted during the second quarter.
For the three months ended June 30, 2020, our transaction volume decreased 14% compared to the second quarter of 2019 with each month's volumes as follows:
•April 2020 volumes were 26% lower than April 2019
•May 2020 volumes were 16% lower than May 2019
•June 2020 volumes were approximately level with June 2019.
Consumer spending behavior has been significantly impacted by the COVID-19 pandemic, principally due to restrictions on "non-essential" businesses, issuances of stay-at-home orders, increased unemployment, uncertainties about the extent and duration of the pandemic and consumers' concerns with allowing merchant providers into their home. To the extent this change in consumer spending behavior continues, we expect transaction volume to decline relative to the prior year. We expect any declines in transaction volume to reduce our transaction fees relative to 2019. In order for our merchants to better adapt to their customers' financing needs in the current economic environment, we collaborated with our merchants and developed a suite of new promotional loan product offerings, primarily additional reduced rate and deferred interest loan products, responsive to the merchant input that we received. The extent to which our home improvement merchants have remained open for business has varied across merchant category and geographical location within the U.S. The majority of elective healthcare providers had been temporarily closed nationwide due to state and local restrictions, prohibiting the performance of elective healthcare procedures and reducing our elective healthcare transaction volumes from mid-March through June to de minimis levels.
Portfolio Credit Losses. We entered the COVID-19 pandemic with historically strong credit performance and believe our home improvement sector super-prime program borrowers, in particular, in concert with our focus on promotional credit, are strongly resilient. To maintain our strong credit position in this uncertain economic environment, we continue to emphasize our super-prime promotional loan programs with our merchants. Additionally, in partnership with our Bank Partners, GreenSky program borrowers impacted by COVID-19 who requested hardship assistance have received temporary relief from payments. At June 30, 2020, approximately 4% of the balances of the portfolio we service were subject to payment deferrals. While we expect these measures to mitigate credit losses, we anticipate that higher unemployment rates, while partially offset by the effects of government stimulus measures such as the CARES Act, will ultimately result in increased portfolio credit losses in the second half of 2020 and first quarter of 2021 as compared to the prior periods. We provide limited protection to the Bank Partners through our restricted escrow accounts. Increases in credit losses have the effect of reducing our incentive payments from Bank Partners, thereby (absent any other factors) increasing our fair value change in finance charge reversal expense, which is a component of cost of revenue.
As the impact of COVID-19 continues to persist and evolve, GreenSky remains committed to serving GreenSky program borrowers and our Bank Partners and merchants, while caring for the safety of our associates and their families. The potential impact that COVID-19 could have on our financial condition and results of operations remains highly uncertain. For more information, refer to Part II, Item 1A "Risk Factors" and, in particular, "– The global outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance and results of operations."
Key Developments
Specific key developments during the second quarter include:
Funding Diversification. GreenSky continues to actively diversify its funding to include a combination of commitments from Bank Partners and alternative funding structures with one or more institutional investors, financial institutions and other sources.

•In May 2020, the Company put in place a critical component for the GreenSky program to accomplish alternative funding structures by entering into a series of agreements (collectively, the “Facility Bank Partner Agreements”) with an existing Bank Partner, Synovus Bank, to provide a framework for the programmatic sale of loan participations and/or whole loans by the Bank Partner to third parties, including to the previously-announced special purpose vehicle sponsored by the Company (the “SPV”). In conjunction with the Facility Bank Partner Agreements, Synovus Bank extended its relationship with the Company by an additional three years.
•In May 2020, the SPV entered into a Warehouse Credit Agreement with the lenders party thereto from time to time (the "Lenders"), and JPMorgan Chase Bank, N.A. ("JPMorgan") as administrative agent, to establish an asset-backed revolving credit facility to finance purchases by the SPV of participations in loans originated through the GreenSky program (the "SPV Facility").
◦The SPV Facility initially provided committed financing of $300 million, with an additional $200 million uncommitted accordion that was accessed in July 2020.
◦The Company currently expects that the SPV Facility will provide financing for approximately 70% of the principal balance of the purchased participations (on average), and the Company will fund the remainder.
◦During the second quarter of 2020, the SPV completed multiple purchases of participations in loans (“SPV Participations”) totaling $431.0 million in the aggregate, of which $298.4 million was financed through the SPV Facility. In July 2020, the SPV purchased additional loan participations totaling $284.0 million, in connection with the SPV’s $200.0 million borrowing under the uncommitted accordion provided by the SPV Facility.
◦The assets of the SPV are not available to satisfy any obligation of the Company, and the Lenders will not have direct recourse to the Company for any loans made under the SPV Facility.
◦We expect the SPV to conduct periodic sales of the purchased participations or issue asset-backed securities to third parties, which sales or issuances would allow additional purchases of participations to be financed through the SPV Facility. To the extent that such sales occur, the SPV Facility could facilitate substantial incremental GreenSky program loan volume.
•We continue to work with multiple institutional investors on whole loan and loan participations sales programs and forward flow financing arrangements (collectively, "New Institutional Financings"). We expect to close on one or more of these transactions in the second half of 2020.
Amendment of Credit Agreement. In June 2020, GS Holdings amended its March 29, 2018 Credit Agreement (as amended, the “2020 Amended Credit Agreement”) to increase the Company’s borrowings under the Credit Facility in an aggregate principal amount of $75.0 million. The incremental term loan, priced at LIBOR plus 450 basis points, with a 1% LIBOR floor, has the same security, maturity, principal amortization, prepayment, and covenant terms as the existing term loan under GS Holdings’ senior secured term loan facility and matures on March 29, 2025.
Strategic Alternatives Review Process. The Company’s Board of Directors, working together with its senior management team and legal and financial advisors, completed the process, announced in August 2019, to explore, review and evaluate a range of potential strategic alternatives focused on maximizing stockholder value. The Company’s Board of Directors determined that the Company can best drive future value creation by executing on a growth plan that leverages a renewed focus on the Company’s home improvement vertical, the cross marketing of complementary products to its consumer program borrowers, enhanced merchant productivity, scalability of operations, termination of the programmatic sale of charged-off receivables and funding diversification to support our continued profitable growth.
Final Patent Approval. On July 28, 2020, the United States Patent and Trademark Office issued the Company’s first U.S. patent. Originally filed in 2014, the patent relates to our mobile application process and credit decisioning model. This patent is an important recognition of a key component of our proprietary technology platform.
Second Quarter Year-to-date 2020 Results
Notwithstanding the impact of COVID-19 thus far on our 2020 transaction volumes, we achieved growth in the majority of our key business metrics and financial measures as of and for the three and six months ended June 30, 2020:
•Transaction volume (as defined below) was $1.36 billion during the three months ended June 30, 2020 compared to $1.58 billion during the three months ended June 30, 2019, a decrease of 14%. Transaction volume was $2.73 billion during the six months ended June 30, 2020 compared to $2.82 billion during the six months ended June 30, 2019, a decrease of 3%;
•Total revenue of $133.0 million during the three months ended June 30, 2020 decreased 4% from $138.8 million during the three months ended June 30, 2019. Total revenue of $254.8 million during the six months ended June 30, 2020 increased 5% from $243.2 million during the six months ended June 30, 2019;
•The outstanding balance of loans serviced by our platform totaled $9.38 billion as of June 30, 2020 compared to $8.19 billion as of June 30, 2019, an increase of 15%;
•Incentive payments we receive from our Bank Partners, which favorably impact our cost of revenue, increased 83% and 81% during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 due to the combination of lower agreed-upon Bank Partner portfolio yield and strong credit performance across the portfolio offset by the decrease in incentive payments associated with participated loans purchased by the SPV (which ceased earning incentive payments upon purchase);
•We maintained a strong consumer profile. For all loans originated on our platform during the six months ended June 30, 2020, the credit-line weighted average GreenSky program borrower credit score was 783. Furthermore, GreenSky program borrowers with credit scores over 780 comprised 38% of the loan servicing portfolio as of June 30, 2020, and over 86% of the loan servicing portfolio as of June 30, 2020 consisted of GreenSky program borrowers with credit scores over 700;
•The 30-day delinquencies as of June 30, 2020 were 0.74%, an improvement of 57 basis points over June 30, 2019. This measure does not include loans that are currently in payment deferral under COVID-19 hardship requests. Approximately 4% of the outstanding balance of loans serviced by our platform as of June 30, 2020 were in deferral status as of that date; and
•Active merchants totaled 17,553 as of June 30, 2020 compared to 16,603 as of June 30, 2019, an increase of 6%. We have a robust network of active merchants from which we derive our transaction volumes. We are focused on selectively adding high quality merchants to our network as well as working with our existing merchants to increase volumes facilitated on our platform.
We had net income of $13.4 million during the three months ended June 30, 2020 compared to net income of $39.2 million during the three months ended June 30, 2019. We had net income of $2.4 million during the six months ended June 30, 2020 compared to net income of $46.6 million during the six months ended June 30, 2019. The lower earnings in the 2020 periods were primarily due to:
•$28.7 million non-cash charge to financial guarantee expense in the six months ended June 30, 2020 period in accordance with the provisions of ASU 2016-13 (referred to as "CECL"), which we adopted on January 1, 2020. Refer to "Three and Six Months Ended June 30, 2020 and 2019–Financial guarantee" in this Part I, Item 2 as well as Note 1 and Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional discussion of our financial guarantee.

•During the first quarter of 2020, we terminated our program related to transferring our rights to Charged-Off Receivables (as defined in Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1), for which we recognized a $14.9 million gain in the six months ended June 30, 2019. To the extent that we do not transfer our rights to Charged-Off Receivables, we expect to benefit from the retained recoveries over time to achieve overall higher cash returns and recognize recoveries as collected.
Adjusted EBITDA (as defined below) of $39.7 million during the three months ended June 30, 2020 increased from $36.9 million during the three months ended June 30, 2019. Adjusted EBITDA of $58.9 million during the six months ended June 30, 2020 increased from $48.8 million during the six months ended June 30, 2019.
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
Management compensates for the inherent limitations associated with using the measure of Adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measure, net income, as presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$13,355	$39,193	$2,436	$46,594
Interest expense(1)	5,894	6,323	11,514	12,566
Income tax expense (benefit)	1,497	(4,466)	602	(5,061)
Depreciation and amortization	2,762	1,695	5,207	3,162
Equity-based compensation expense(2)	3,481	3,275	6,980	5,943
Change in financial guarantee liability(3)	10,248	(133)	28,656	284
Servicing asset and liability changes(4)	454	(8,469)	246	(7,999)
Discontinued charged-off receivables program(5)	—	(7,427)	—	(14,782)
Transaction and non-recurring expenses(6)	2,025	6,907	3,258	8,123
Adjusted EBITDA	$39,716	$36,898	$58,899	$48,830
(1)Includes interest expense on our term loan. Interest expense on the SPV Facility and its related loans receivables held for sale are excluded from the adjustment above as such amounts are a component of cost of revenue in our on-going business.
(2)Includes equity-based compensation to employees and directors, as well as equity-based payments to non-employees.
(3)Includes non-cash charges related to our financial guarantee arrangements with our ongoing Bank Partners, which are primarily a function of new loans facilitated on our platform during the period increasing the contractual escrow balance and the associated financial guarantee liability.
(4)Includes the non-cash changes in the fair value of servicing assets and servicing liabilities related to our servicing assets associated with Bank Partner agreements and other contractual arrangements. 2019 amounts have been updated to be consistent with the Company's 2020 presentation in accordance with our Non-GAAP policy.
(5)Includes the amounts related to the now discontinued program of transferring our rights to charged-off receivables to third parties. 2019 amounts have been updated to be consistent with the Company's 2020 presentation in accordance with our Non-GAAP policy.
(6)For the three and six months ended June 30, 2020, includes professional fees and other costs associated with our strategic alternatives review process, $307 thousand related to incremental technology costs associated with COVID-19, and IPO related litigation. For the three and six months ended June 30, 2019, includes legal fees associated with IPO related litigation. For the six months ended June 30, 2019, includes the following: (i) legal fees associated with IPO related litigation of $959 thousand, (ii) one-time tax compliance fees related to filing the final tax return for the Former Corporate Investors associated with the Reorganization Transactions of $160 thousand, and (iii) lien filing expenses related to certain Bank Partner solar loans of $621 thousand.

Business Metrics
We review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends, formulate plans and make strategic decisions, including the following.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Transaction Volume
Dollars (in millions)	$1,358	$1,578	$2,729	$2,820
Percentage decrease	(14)%		(3)%
Loan Servicing Portfolio
Dollars (in millions, at end of period)	$9,384	$8,191	$9,384	$8,191
Percentage increase	15%		15%
Active Merchants
Number (at end of period)	17,553	16,603	17,553	16,603
Percentage increase	6%		6%
Cumulative Consumer Accounts
Number (in millions, at end of period)	3.39	2.63	3.39	2.63
Percentage increase	29%		29%
Transaction Volume. We define transaction volume as the dollar value of loans facilitated on our platform during a given period. Transaction volume is an indicator of revenue and overall platform profitability and has grown substantially in the past several years.
Loan Servicing Portfolio. We define our loan servicing portfolio as the aggregate outstanding consumer loan balance (principal plus accrued interest and fees) serviced by our platform at the date of measurement. Our loan servicing portfolio is an indicator of our servicing activities. Our loan servicing portfolio includes $434 million of loan receivables held for sale by the SPV. The average loan servicing portfolio for the three months ended June 30, 2020 and 2019 was $9,286 million and $7,884 million, respectively. The average loan servicing portfolio for the six months ended June 30, 2020 and 2019 was $9,248 million and $7,691 million, respectively.
Active Merchants. We define active merchants as merchants that have submitted at least one consumer application during the twelve months ended at the date of measurement. Because our transaction volume is a function of the size, engagement and growth of our merchant network, active merchants, in aggregate, are an indicator of future revenue and profitability, although they are not directly correlated. The comparative measures can also be impacted by disciplined corrective action taken by the Company to remove merchants from our program who do not meet our customer satisfaction standards.
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
Factors Affecting our Performance
Network of Active Merchants and Transaction Volume. We have a robust network of active merchants, upon which we derive our transaction volumes. Our revenues and financial results are heavily dependent on our transaction volume, which represents the dollar amount of loans funded on our platform and, therefore, influences the fees that we earn and the per-unit cost of the services that we provide. Our transaction volume depends on our ability to retain our existing platform participants, add new participants and expand to new industry verticals. We engage new merchants through both direct sales channels, as well as affiliate channel partners, such as manufacturers, software companies and other entities that have a network of merchants that would benefit from consumer financing. Once onboarded, merchant relationships are maintained and grown by direct account management, as well as regular product enhancements that facilitate merchant growth.
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
As of June 30, 2020, we had aggregate funding commitments from our ongoing Bank Partners of approximately $8.0 billion, of which approximately $1.6 billion was unused. These funding commitments are "revolving" and replenish as outstanding loans are paid down. As a result of loan pay downs, we anticipate approximately $2.7 billion of additional funding capacity will become available through 2021. As we add new Bank Partners, their full commitments are typically subject to a mutually-agreed-upon onboarding schedule. As previously disclosed, one of our Bank Partners adjusted its funding commitment effective April 30, 2020 from $3 billion to $2 billion, which adjustment is reflected in the incremental funding capacity noted above. The adjustment of the Bank Partner’s funding commitment had only a nominal impact on our current funding position, because the funding level by the Bank Partner at the time of the change was near the Bank Partner's maximum.
In addition to customary expansion of commitments from existing Bank Partners and the periodic addition of new Bank Partners to our funding group, we are working to diversify the funding for loans originated by our Bank Partners to also include alternative structures with one or more institutional investors, financial institutions or other financing sources. To that end, as noted above under "Executive Summary," in May 2020, the Company entered into the Facility Bank Partner Agreements with an existing Bank Partner, Synovus Bank, to provide a framework for the programmatic sale of loan participations and/or whole loans by the Bank Partner to third parties, including to the SPV. In addition, we established the SPV Facility with JPMorgan to finance purchases by the SPV of participations in loans originated through the GreenSky program. The SPV Facility provides committed financing of $300 million, with an additional $200 million uncommitted accordion which we accessed in July 2020. During the second quarter of 2020, the SPV completed multiple purchases of loan participations totaling $431.0 million. In July 2020, the SPV purchased additional loan participations totaling $284.0 million, in connection with the SPV’s $200.0 million borrowing under the uncommitted accordion provided by the SPV Facility. We expect the SPV to conduct periodic sales of the loan participations or issue asset-backed securities to third parties, which sales or issuances would allow additional purchases to be financed through the SPV Facility. To the extent that such sales occur, the SPV Facility could facilitate substantial incremental GreenSky program loan volume.
Additionally, we are continuing to work with multiple institutional investors on both a whole loan and loan participations sales program and forward flow financing arrangements. We would expect to close on one or more of these transactions in the second half of 2020.
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
•Under our Bank Partner agreements, if credit losses exceed an agreed-upon threshold, we make limited payments to our Bank Partners. Our maximum financial exposure is contractually limited to the escrow that we establish with each Bank Partner, which represented a weighted average target rate of 2.2% of the total outstanding loan balance as of June 30, 2020. Cash set aside to meet this requirement is classified as restricted cash in our Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2020, the financial guarantee liability associated with our escrow arrangements recognized in accordance with ASU 2016-13 represents over 90% of the contractual escrow that we have established with each Bank Partner.
Performance of Loan Participations. We bear substantially all of the credit risk of loan receivables held for sale, however, our intent is that our holding period for such loan receivables is fairly brief.
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

Results of Operations Summary

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue
Transaction fees	$101,777	$108,365	$(6,588)	(6)%	$191,661	$192,413	$(752)	—%
Servicing	28,481	30,318	(1,837)	(6)%	59,764	49,951	9,813	20%
Interest and other	2,704	69	2,635	3,819%	3,394	786	2,608	332%
Total revenue	132,962	138,752	(5,790)	(4)%	254,819	243,150	11,669	5%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	64,930	56,228	8,702	15%	136,705	114,265	22,440	20%
Compensation and benefits	22,041	20,459	1,582	8%	44,475	40,092	4,383	11%
Property, office and technology	4,244	4,512	(268)	(6)%	8,266	8,926	(660)	(7)%
Depreciation and amortization	2,762	1,695	1,067	63%	5,207	3,162	2,045	65%
Sales, general and administrative	8,590	7,302	1,288	18%	18,678	14,555	4,123	28%
Financial guarantee	10,248	1,696	8,552	504%	28,656	2,918	25,738	882%
Related party	477	589	(112)	(19)%	954	1,125	(171)	(15)%
Total costs and expenses	113,292	92,481	20,811	23%	242,941	185,043	57,898	31%
Operating profit	19,670	46,271	(26,601)	(57)%	11,878	58,107	(46,229)	(80)%
Other income (expense), net	(4,818)	(11,544)	6,726	(58)%	(8,840)	(16,574)	7,734	(47)%
Income before income tax expense (benefit)	14,852	34,727	(19,875)	(57)%	3,038	41,533	(38,495)	(93)%
Income tax expense (benefit)	1,497	(4,466)	5,963	N/M	602	(5,061)	5,663	N/M
Net income	$13,355	$39,193	$(25,838)	(66)%	$2,436	$46,594	$(44,158)	(95)%
Less: Net income attributable to noncontrolling interests	9,222	26,877	(17,655)	(66)%	1,637	31,379	(29,742)	(95)%
Net income attributable to GreenSky, Inc.	$4,133	$12,316	$(8,183)	(66)%	$799	$15,215	$(14,416)	(95)%

Earnings per share of Class A common stock
Basic	$0.06	$0.20			$0.01	$0.26
Diluted	$0.06	$0.19			$0.01	$0.23
Three and Six Months Ended June 30, 2020 and 2019
Total Revenue
During the three and six months ended June 30, 2020, total revenue decreased $5.8 million, or 4%, and increased $11.7 million, or 5%, respectively, compared to the same periods in 2019.
Transaction fees
During the three and six months ended June 30, 2020, transaction fees decreased 6% and 0.4%, respectively, compared to the same periods in 2019. These decreases were primarily due to a decrease in transaction volume, which declined 14% and 3%, respectively. Additionally, price concessions for a significant merchant group reduced transaction fees by $2.4 million during the six months ended June 30, 2020 compared to $3.5 million offered to the same merchant group during the same period in 2019.
The impact of lower transaction volume was also mitigated by an increase in the transaction fees earned per dollar originated ("transaction fee rate") which were 7.49% during the three months ended June 30, 2020 compared to 6.87% during the same period in 2019, and 7.02% during the six months ended June 30, 2020 compared to 6.82% during the same period in 2019. The year over year transaction fee rate increases are primarily related to the mix of promotional terms of loans originated on our platform. Loans with lower interest rates, longer stated maturities and longer promotional periods generally carry relatively higher transaction fee rates. Conversely, loans with higher interest rates, shorter stated terms and shorter promotional periods generally carry relatively lower transaction fee rates. With the onset of the COVID-19 Pandemic, our merchants shifted originations to more promotional loans, which resulted in the upward shift in the transaction fee rate. In addition, the mix of loans offered by merchants generally varies by merchant category, and is dependent on merchant and consumer preference. Therefore, shifts in merchant mix have a direct impact on our transaction fee rates.
Servicing
During the three months ended June 30, 2020, servicing revenue decreased $1.8 million, or 6%, compared to the same period in 2019, which was primarily attributable to the $1.0 million decrease in the fair value change in our servicing asset in 2020, as compared to the $9.0 million increase in the fair value change in our servicing asset during the same period in 2019, which offset the impact of the 18% increase in the average servicing portfolio and higher contractual servicing fee rate of 1.27%, compared to 1.08% during the same period of 2019.
During the six months ended June 30, 2020, servicing revenue increased $9.8 million, or 20%, compared to the same period in 2019, which was primarily attributable to the increases in our average loan servicing portfolio of 20%, combined with the receipt of higher fixed servicing fees associated with increases to the contractual fixed servicing fees for certain Bank Partners in the second half of 2019. The average servicing fee increased to 1.28% of the average loan servicing portfolio for the six months ended June 30, 2020 from 1.07% in the same period in 2019.
Interest and other
During the three and six months ended June 30, 2020, interest income increased $2.6 million for both periods compared to the same periods in 2019, which was primarily attributable to 2020 interest income from loan receivables held for sale due to the purchase of participations in loans by the SPV.
Cost of Revenue (exclusive of depreciation and amortization expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Origination related	$5,958	$7,119	$12,415	$15,654
Servicing related	12,073	10,327	24,887	21,064
Fair value change in FCR liability	36,050	38,782	88,554	77,547
Mark-to-market and other on loan participations	10,849	—	10,849	—
Total cost of revenue (exclusive of depreciation and amortization expense)	$64,930	$56,228	$136,705	$114,265
Origination related
Origination related expenses typically include costs associated with our customer service staff that supports Bank Partner loan originations, credit and identity verification, loan document delivery, transaction processing and customer protection expenses.
During the three and six months ended June 30, 2020, origination related expenses decreased 16% and 21%, respectively, compared to the same periods in 2019, commensurate with our 14% and 3% period over period, respectively, decrease in transaction volume. The lower expenses were largely driven by lower customer protection expenses of $1.1 million and $2.9 million during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, which are incurred when the Company determines that a merchant did not fulfill its obligation to the end consumer and compensates a Bank Partner for the applicable portion of the loan principal balance.

Servicing related
Servicing related expenses are primarily reflective of the cost of our personnel (including dedicated call center personnel), printing and postage.
During the three and six months ended June 30, 2020, servicing related expenses increased 17% and 18%, respectively, compared to the same periods in 2019, which resulted from our 18% and 20% period over period, respectively, average loan servicing portfolio growth. The increases in servicing related expenses associated with the increases in loans serviced were primarily for personnel costs within our customer service, collections and quality assurance functions.
Fair value change in FCR liability
The following table reconciles the beginning and ending measurements of our FCR liability and highlights the activity that drove the fair value change in FCR liability included in our cost of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$213,158	$149,598	$206,035	$138,589
Receipts(1)	59,600	38,931	104,308	71,054
Settlements(2)	(110,053)	(62,332)	(200,142)	(122,211)
Fair value changes recognized in cost of revenue(3)	36,050	38,782	88,554	77,547
Ending balance	$198,755	$164,979	$198,755	$164,979
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
(2)Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that were repaid within the promotional period. Amount also includes the settlement of $20.0 million of billed finance charges not yet collected on participations in loans held by the SPV, which were paid to the Bank Partner in full as of the participation purchase dates.
(3)A fair value adjustment is made based on the expected reversal percentage of billed finance charges (expected settlements), which is estimated at each reporting date. The fair value adjustment is recognized in cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
Further detail regarding our receipts is provided below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Incentive payments	$55,759	$30,465	$98,212	$54,402
Proceeds from Charged-Off Receivables transfers(1)	—	7,427	—	14,782
Recoveries on unsold charged-off receivables(2)	3,841	1,039	6,096	1,870
Total receipts	$59,600	$38,931	$104,308	$71,054
(1)We collected recoveries on previously charged-off and transferred Bank Partner loans on behalf of our Charged-Off Receivables investors of $5.3 million and $5.5 million during the three months ended June 30, 2020 and 2019, respectively, and $11.1 million and $10.7 million during the six months ended June 30, 2020 and 2019, respectively. These collected recoveries are excluded from receipts, as they do not impact our fair value change in FCR liability.
(2)Represents recoveries on previously charged-off Bank Partner loans.
The decrease of $2.7 million, or 7%, in the fair value change in FCR liability recognized in cost of revenue during the three months ended June 30, 2020 compared to the same period in 2019 was primarily a function of higher performance fees (attributable to lower charge-offs and lower bank margin) which more than offset the impact of the growth of the FCR Liability, net of settlements and the absence of proceeds from Charged-Off Receivables transfers in the three months ended June 30, 2020 compared to proceeds of $7.4 million in the same period in 2019.
The increase of $11.0 million, or 14% in the fair value change in FCR liability recognized in cost of revenue during the six months ended June 30, 2020 compared to the same period in 2019, was primarily a function of the absence of proceeds from Charged-Off Receivables transfers in the six months ended June 30, 2020 compared to proceeds of $14.8 million in the same period in 2019.
Excluding the impact of the proceeds from Charged-Off Receivables transfers, the decreases in the fair value change in FCR liability were 22% and 4% for the three and six months ended June 30, 2020, respectively, relative to our 15% and 15% growth in the loan servicing portfolio, respectively, as we benefited from a 83% and 81% increase in incentive payments resulting from the combination of lower interest rates and lower Bank Partner portfolio credit losses.
Mark-to-market and other on loan participations
These amounts primarily include interest expense on the SPV Facility, lower of cost or fair value adjustments on our SPV Participations, fair value changes in the purchase price discount/premium, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining the SPV Facility.
During both the three and six months ended June 30, 2020, the mark-to-market and other costs on loan participations were $10.8 million. As the Facility Bank Partner Agreements and the SPV Facility are new arrangements beginning in the second quarter of 2020, there were no SPV related expenses during the three and six months ended June 30, 2019.
Compensation and benefits
During the three and six months ended June 30, 2020, compensation and benefits expense increased $1.6 million, or 8%, and $4.4 million, or 11%, compared to the same period in 2019 as a result of increased expenses of $1.5 million and $2.7 million, respectively, related to newly formed departments in 2020, increases of $0.6 million and $0.8 million, respectively, attributable to increased executive compensation primarily consisting of stock-based compensation, and increases of $0.4 million and $0.6 million, respectively, in accounting related expenses, offset by decreases in severance pay.
Property, office and technology
During the three and six months ended June 30, 2020, property, office, and technology expense decreased $0.3 million, or 6%, and $0.7 million, or 7%, compared to the same period in 2019 primarily due to decreases of $0.2 million and $0.9 million, respectively, in consulting expenses associated with additional technology process innovation costs in the 2019 period. During the six months ended June 30, 2020, the decrease in consulting expense was partially offset by increases in software, hardware and hosting costs of $0.2 million.
Depreciation and amortization
During the three and six months ended June 30, 2020, depreciation and amortization expense increased $1.1 million, or 63%, and $2.0 million, or 65%, respectively, compared to the same periods in 2019 primarily driven by increases in capitalized internally-developed software in 2019 and prior periods.
Sales, general and administrative
During the three and six months ended June 30, 2020, sales, general and administrative expense increased $1.3 million, or 18%, and $4.1 million, or 28%, respectively, compared to the same periods in 2019 primarily related to (i) provision for losses for loan receivables held for sale of $1.7 million and $3.9 million, respectively; (ii) professional fees related to litigation and compliance matters of $1.2 million and $1.9 million, respectively; and (iii) advisory and insurance costs of $0.6 million and $0.9 million, respectively. These increases were offset by decreases in trade show attendance, advertising fees and marketing related travel expenses largely related to impacts of the COVID-19 pandemic.

Financial guarantee
During the three and six months ended June 30, 2020, non-cash financial guarantee expenses recognized subsequent to our adoption of ASU 2016-13 on January 1, 2020 totaled $10.2 million and $28.7 million, respectively, representing the estimated increases in the financial guarantee liability. As measured in accordance with the new standard, the increases in the financial guarantee liability were primarily associated with new Bank Partner loans facilitated during the three and six month periods, which increased the required escrow balance, and, to a lesser degree, due to decreased expectations of Bank Partner loan credit performance under the current economic environment. See Note 1 and Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information regarding the measurement of our financial guarantees under the new standard.
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
During the three and six months ended June 30, 2019, financial guarantee expenses recognized in accordance with legacy guidance in ASC 450, Contingencies, were $1.7 million and $2.9 million, respectively, representing expected escrow usage in future periods associated with Bank Partner loan credit performance that was determined to be probable of occurring.
Related party
During the three and six months ended June 30, 2020, related party expenses decreased $0.1 million, or 19%, and $0.2 million, or 15%, compared to the same periods in 2019, which was primarily due to fees incurred in the 2019 periods to a placement agent in connection with certain Charged-Off Receivables transfers, of which there were none in the 2020 periods.
Other income (expense), net
During the three and six months ended June 30, 2020, other expense decreased $6.7 million, or 58%, and $7.7 million, or 47%, compared to the same periods in 2019, which was primarily due to: (i) a decrease in other losses due to a remeasurement of the TRA liability of $6.4 million during 2019 and (ii) decreases in interest expense during the three and six months ended June 30, 2020 of $0.5 million and $1.1 million, respectively, due primarily to a lower effective interest rate on our term loan.
Income tax expense (benefit)
Income tax expense recorded during the three and six months ended June 30, 2020 of $1.5 million and $0.6 million reflected the expected income tax expense of $1.4 million and $0.3 million, respectively, on the net earnings for the periods related to GreenSky, Inc.'s economic interest in GS Holdings. The expected income tax expense for the three and six months ended June 30, 2020 was combined with $0.1 million and $0.3 million, respectively, of tax expense arising from discrete items, which primarily consisted of a stock-based compensation shortfall as a result of restricted stock award vesting during the period.
Income tax benefit recorded during the three and six months ended June 30, 2019 reflected the expected income tax expense of $3.4 million and $3.9 million, respectively, on the net earnings for the periods related to GreenSky, Inc.'s economic interest in GS Holdings. Income tax expense during the three and six months ended June 30, 2019 was more than offset by $7.9 million and $9.0 million, respectively, of tax benefits arising from discrete items, which primarily included remeasurement of our net deferred tax assets of $7.5 million and $7.5 million, respectively, and warrant and stock-based compensation deductions of $0.3 million and $1.4 million, respectively.

The increase in the income tax expense during the three and six months ended June 30, 2020 as compared to the same periods in 2019 was primarily related to more discrete items in 2019 as compared to 2020 and an increase in the statutory tax rate offset by a decrease in overall net earnings attributable to GreenSky, Inc.'s economic interest in GS Holdings compared to the 2019 periods.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests for the three and six months ended June 30, 2020 and 2019 reflects income attributable to the Continuing LLC Members for the entire periods based on their weighted average ownership interest in GS Holdings, which was 63.1% and 65.3% for the three months ended June 30, 2020 and 2019, respectively, and 63.5% and 66.6% for the six months ended June 30, 2020 and 2019, respectively.
Financial Condition Summary
Changes in the composition and balance of our assets and liabilities as of June 30, 2020 compared to December 31, 2019 were principally attributable to the following:
•a $8.4 million decrease in cash and cash equivalents and restricted cash. See "Liquidity and Capital Resources" in this Part I, Item 2 for further discussion of our cash flow activity;
•a $359.0 million increase in loan receivables held for sale, net, primarily due to the purchase of SPV Participations totaling $431.0 million in the second quarter of 2020;
•a $7.3 million decrease in the FCR liability, which was primarily due to the settlement of $20.0 million of billed finance charges not yet collected on participations in loans held by the SPV, which were paid to the Bank Partner in full as of the participation purchase dates. This activity is analyzed in further detail throughout this Part I, Item 2;
•the impact of our January 1, 2020 adoption of ASU 2016-13, which resulted in an additional financial guarantee liability of $118.0 million and a corresponding cumulative-effect adjustment to equity at the adoption date, including $32.2 million to retained earnings, net of the impact of a $10.4 million increase in deferred tax assets, and $75.4 million to noncontrolling interest. The estimated value of the financial guarantee increased an additional $28.7 million based on our subsequent measurement during the six months ended June 30, 2020. See Note 1 and Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion of the new standard;
•a $1.4 million increase in accounts payable primarily due to monthly settlements with Bank Partners related to their portfolio activity;
•a $13.7 million increase in the interest rate swap liability due to the significantly decreased interest rate environment. See Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional information;
•a $3.2 million decrease in transaction processing liabilities, which is reflective of the reduction in custodial in-transit loan funding requirements;
•a $299.0 million increase in notes payable attributable to the new SPV Facility upon draw to fund loan purchases by the SPV;
•a $69.4 million increase in the term loan attributable to the $75.0 million incremental term loan resulting from the 2020 Amended Credit Agreement; and
•a decrease in total equity of $141.9 million primarily due to: (i) the measurement of our financial guarantee liability under ASU 2016-13, as discussed above, (ii) distributions of $31.5 million, which were primarily tax distributions, and (iii) other comprehensive loss of $12.4 million associated with our interest rate swap, as discussed above. These decreases were partially offset by share-based compensation of $7.0 million.

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
Our principal source of liquidity is cash generated from operations. Our transaction fees are the most substantial source of our cash flows and follow a relatively predictable, short cash collection cycle. To the extent that the impact from the COVID-19 pandemic on consumer spending behavior results in a decline in our transaction volume compared to prior periods, our transaction fees would be similarly impacted. Our short-term liquidity needs primarily include setting aside restricted cash for Bank Partner escrow balances and interest payments on GS Holdings' Credit Facility, which consists of the term loan and revolving loan facility, funding the portion of the SPV Participations that is not financed by the SPV facility, and interest payments and unused fees on the SPV Facility, as defined and discussed in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. Further, we do not anticipate any major capital expenditures. We currently generate sufficient cash from our operations to meet these short-term needs. In addition, we expect to use cash for: (i) FCR liability settlements, which are not fully funded by the incentive payments we receive from our Bank Partners, but for which $94.7 million is held for certain Bank Partners in restricted cash as of June 30, 2020, and (ii) payments under our financial guarantee related to our portfolio with a Bank Partner that did not renew its loan origination agreement in late 2019 and our portfolio with a Bank Partner that adjusted its funding commitment effective April 30, 2020 and into which loans will not be originated until the balance of the portfolio is below the adjusted funding commitment. Our $100 million revolving loan facility is also available to supplement our cash flows from operating activities to satisfy our short-term liquidity needs.
As noted above under "Executive Summary," in May 2020, we established the SPV Facility to finance purchases by the SPV of participations in loans originated through the GreenSky program. The SPV Facility provides committed financing of $300.0 million, with an additional $200.0 million uncommitted accordion that was accessed in July 2020. During the second quarter of 2020, the Company completed purchases of SPV Participations of $431.0 million, of which $298.4 million was financed through the SPV Facility, with the Company funding the remaining balance. In July 2020, the SPV purchased additional loan participations totaling $284.0 million, financed in part by $200.0 million of borrowings under the uncommitted accordion provided by the SPV Facility. The Company currently expects that the SPV Facility will provide financing for approximately 70% of the principal balance for such participations (on average), and the Company will fund the remainder. We expect that the Company will from time to time purchase participations in loans that have future funding obligations. Such future funding obligations will be funded by the Bank Partner that owns the loan; however, the Company will be required to purchase a participation in the future funding amount, which the Company would intend to finance through the SPV Facility at similar rates. In addition, we expect the SPV to conduct periodic sales of the loan participations or issue asset-backed securities to third parties, which sales or issuances would allow additional purchases to be financed at similar rates. No such sales occurred as of June 30, 2020.
Our most significant long-term liquidity need involves the repayment of our term loan upon maturity in March 2025, which assuming no prepayments, will have an expected remaining unpaid principal balance of $444.6 million at that time, as well as the repayment of our revolving SPV Facility upon maturity in May 2022. Assuming no extended impact of the COVID-19 pandemic, we anticipate that our significant cash generated from operations will allow us to service this debt both for quarterly principal repayments and the balloon payment at maturity. Should operating cash flows be insufficient for this purpose, we will pursue other financing options. We have not made any material commitments for capital expenditures other than those disclosed in the "Contractual Obligations" table in Part II, Item 7 of our 2019 Form 10-K, which did not change materially during the six months ended June 30, 2020.
Significant Changes in Capital Structure
During the six months ended June 30, 2020, we established the SPV Facility and amended our 2018 Amended Credit Agreement. See "Key Developments" above for further discussion on our funding diversification. During the six months ended June 30, 2019, we purchased 8.7 million shares of Class A common stock at a cost of $102.2 million under our share repurchase program, which are held in treasury. See Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of our treasury stock.
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

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(333,842)	$89,789
Net cash used in investing activities	$(8,524)	$(7,123)
Net cash provided by (used in) financing activities	$333,929	$(131,737)
Cash and cash equivalents and restricted cash totaled $437.4 million as of June 30, 2020, a decrease of $8.4 million from December 31, 2019. Restricted cash, which had a balance of $289.8 million as of June 30, 2020 compared to a balance of $250.1 million as of December 31, 2019, is not available to us to fund operations or for general corporate purposes. Cash flow activities for the six months ended June 30, 2020 consisted of $333.8 million of cash used for operating activities, $8.5 million of cash used for investing activities, and $333.9 million of cash provided by financing activities. Financing activity inflows were highlighted by proceeds from the SPV Facility, and proceeds from the term loan. The financing activity inflows were offset by outflows related to distributions to GS Holdings' members, payment of withholding taxes associated with stock option exercises, and repayments of the principal balance of our term loan.
Our restricted cash balances as of June 30, 2020 and December 31, 2019 were comprised of four components: (i) $169.5 million and $150.4 million, respectively, which represented the amounts that we have escrowed with Bank Partners as limited protection to the Bank Partners in the event of excess Bank Partner portfolio credit losses; (ii) $94.7 million and $75.0 million, respectively, which represented an additional restricted cash balance that we maintained for certain Bank Partners related to our FCR liability; (iii) $20.6 million and $24.7 million, respectively, which represented certain custodial in-transit loan funding and consumer borrower payments that we were restricted from using for our operations; and (iv) $5.0 million and $0.0 million, respectively, which represented temporarily restricted cash related to collections in connection with SPV Participations (which is released from restrictions in accordance with the terms of the SPV Facility). The restricted cash balances related to our FCR liability and our custodial balances are not included in our evaluation of restricted cash usage, as these balances are not held as part of a financial guarantee arrangement. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information on our restricted cash held as escrow with Bank Partners.

Cash provided by operating activities
Six Months Ended June 30, 2020. Cash flows used in operating activities were $333.8 million during the six months ended June 30, 2020. Net income of $2.4 million was adjusted favorably for certain non-cash items of $50.6 million, which were predominantly related to financial guarantee losses, depreciation and amortization, equity-based expense, and mark to market adjustment on loan receivables held for sale, partially offset by the fair value changes in servicing assets and liabilities and deferred tax benefit.
The primary uses of operating cash during the six months ended June 30, 2020 were: (i) purchases of participations in loan receivables held for sale by the SPV and (ii) a decrease in billed finance charges on deferred interest loans that are expected to reverse in future periods driven by the settlements of billed finance charges on SPV Participations at the time of purchase by the SPV.
Six Months Ended June 30, 2019. Cash flows provided by operating activities were $89.8 million during the six months ended June 30, 2019. Net income of $46.6 million was adjusted favorably for certain non-cash items of $2.8 million, which were predominantly related to depreciation and amortization, equity-based expense, financial guarantee losses and fair value changes in servicing liabilities, partially offset by deferred tax benefit.
Primary sources of operating cash during the six months ended June 30, 2019 were: (i) earnings, (ii) an increase in billed finance charges on deferred interest loans that are expected to reverse in future periods, (iii) an increase in accounts payable largely driven by Bank Partner settlements related to their portfolio activity and payables for price concessions to a significant merchant group, (iv) an increase in transaction processing liabilities, which is reflective of the growth in custodial in-transit loan funding requirements and consumer borrower payments primarily drive by a Bank Partner addition at the end of 2018 and origination volume growth. These increases were offset by a use of cash associated with accounts receivable, which was largely commensurate with the increase in transaction volume.
Cash used in investing activities
Detail of the cash used in investing activities is included below for each period (dollars in millions).

	Six Months Ended June 30,
	2020	2019
Software	$7.9	$5.2
Computer hardware	0.4	0.8
Leasehold improvements	0.1	0.6
Furniture	0.1	0.5
Purchases of property, equipment and software	$8.5	$7.1
The $1.4 million higher spend on investing activities during the six months ended June 30, 2020 compared to the same period in 2019 was primarily related to an increase in capitalized costs associated with various internally-developed software projects, such as mobile application development and transaction processing, and was offset by lower hardware costs associated with higher infrastructure needs in the 2019 period and lower leasehold improvement costs.
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
We had net cash provided by financing activities of $333.9 million during the six months ended June 30, 2020 compared to net cash used of $131.7 million during the same period in 2019. In the 2020 period, our proceeds of cash were primarily related to proceeds from the SPV Facility of $299.0 million, and proceeds from the term loan of $70.5 million. The net cash provided by financing activities was offset by net cash used for tax and non-tax distributions to members of $31.5 million and $1.9 million, respectively, and repayments of the principal balance of our term loan (net of original issuance discount) of $2.1 million.
In the 2019 period, our use of cash was primarily related to: (i) our $104.3 million repurchase of Class A common stock, (ii) distributions of $17.8 million, (iii) payments under out TRA of $4.7 million, and (iv) equity activity of $3.1 million consisting of Class B common stock exchanges and option exercises.
Borrowings
See Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for further information about our borrowings, including the use of proceeds, as well as our interest rate swap.
Term loan and revolving facility
On March 29, 2018, GS Holdings amended its August 25, 2017 Credit Agreement ("2018 Amended Credit Agreement”). The 2018 Amended Credit Agreement provides for a $400.0 million term loan, the proceeds of which were used, in large part, to settle the outstanding principal balance on the $350.0 million term loan previously executed under the Credit Agreement in August 2017, and includes a $100.0 million revolving loan facility. The revolving loan facility also includes a $10.0 million letter of credit. The Credit Facility is guaranteed by GS Holdings’ significant subsidiaries, including GSLLC, and is secured by liens on substantially all of the assets of GS Holdings and the guarantors. Interest on the loans can be based either on a “Eurodollar rate” or a “base rate” and fluctuates depending upon a “first lien net leverage ratio.” The 2018 Amended Credit Agreement contains a variety of covenants, certain of which are designed to limit the ability of GS Holdings to make distributions on, or redeem, its equity interests unless, in general, either (a) its “first lien net leverage ratio” is no greater than 2.00 to 1.00, or (b) the funds used for the payments come from certain sources (such as retained excess cash flow and the issuance of new equity) and its “total net leverage ratio” is no greater than 3.00 to 1.00. In addition, during any period when 25% or more of our revolving facility is utilized, GS Holdings is required to maintain a “first lien net leverage ratio” no greater than 3.50 to 1.00. There are various exceptions to these restrictions, including, for example, exceptions that enable us to pay our operating expenses and to make certain GS Holdings tax distributions. The $400.0 million term loan matures on March 29, 2025, and the revolving loan facility matures on March 29, 2023.
On June 10, 2020, we entered into a Second Amendment to our Credit Agreement ("2020 Amended Credit Agreement"), which provided for an additional $75.0 million term loan ("incremental term loan"). The term loan and revolving loan facility under the 2018 Amended Credit Agreement and incremental term loan under the 2020 Amended Credit Agreement are collectively referred to as the "Credit Facility." The modified term loan and the incremental term loan are collectively referred to as the "term loan." The incremental term loan, incurs interest, due monthly in arrears, at an adjusted LIBOR, which represents the one-month LIBOR multiplied by the statutory reserve rate, as defined in the 2020 Amended Credit Agreement, with a 1% LIBOR floor, plus 450 basis points. The incremental term loan has the same security, maturity, principal amortization, prepayment, and covenant terms as the 2018 Amended Credit Agreement, maturing on March 29, 2025.
There was no amount outstanding under our revolving loan facility as of June 30, 2020, which is available to fund future needs of GS Holdings’ business.
SPV Facility
On May 11, 2020, GS Investment entered into the SPV Facility to finance purchases by the SPV of 100% participation interests in loans originated through the GreenSky program. The SPV Facility provides a revolving committed financing of $300 million, and an uncommitted $200 million accordion that was accessed in July 2020. The SPV Facility is secured by the loan participations held by the SPV and Lenders will not have direct recourse to the Company for any loans made under the SPV Facility. The interest rate on the SPV Facility is the applicable commercial paper conduit funding rate (or, if the Lenders do not fund their advances under the SPV Facility through commercial paper markets, 3-month LIBOR plus 0.50%) plus 2.50%. The SPV Facility matures on May 10, 2022.
There was $299.0 million outstanding under the SPV Facility as of June 30, 2020. On July 24, 2020, the Company accessed the $200.00 million uncommitted accordion.

The use of the London Interbank Offered Rate (“LIBOR”) is expected to be phased out by the end of 2021. LIBOR is currently used as a reference rate for certain of our financial instruments, including our $475.0 million term loan under the 2020 Amended Credit Agreement and the related interest rate swap agreement, both of which are set to mature after the expected phase out of LIBOR. At this time, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate; however, we continue to monitor the efforts of various parties, including government agencies, seeking to identify an alternative rate to replace LIBOR. We will work with our lenders and counterparties to accommodate any suitable replacement rate where it is not already provided under the terms of the financial instruments and, going forward, we will use suitable alternative reference rates for our financial instruments. We will continue to assess and plan for how the phase out of LIBOR will affect the Company; however, while the LIBOR transition could adversely affect the Company, we do not currently perceive any material risks and do not expect the impact to be material to the Company.
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
Due to the uncertainty of various factors, the likely tax benefits we will realize as a result of our purchase of Holdco Units from the Exchanging Members, our acquisition of the equity of certain of the Former Corporate Investors or any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement, or the resulting amounts we are likely to pay out to the TRA Parties pursuant to the TRA are also uncertain. However, we expect that such payments will be substantial and may substantially exceed the tax receivable liability of $317.8 million as of June 30, 2020.
Because we are the managing member of GS Holdings, which is the managing member of GSLLC, we have the ability to determine when distributions (other than tax distributions) will be made by GSLLC to GS Holdings and the amount of any such distributions, subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our 2020 Amended Credit Agreement or other debt instruments). Any such distributions will be made to all holders of Holdco Units, including us, pro rata based on the number of Holdco Units. The cash received from such distributions will first be used by us to satisfy any tax liability and then to make any payments required under the TRA. We expect that such distributions will be sufficient to fund both our tax liability and the required payments under the TRA. In the event that we do not make timely payment of all or any portion of a tax benefit payment due under the TRA on or before a final payment date, LIBOR is the base for the default rate used to calculate the required interest. The TRA is anticipated to remain in effect after the expected phase out of LIBOR in 2021. See Part I, Item 2 "Liquidity and Capital Resources–Borrowings" for further discussion of the LIBOR phase out.
Contingencies
From time to time, we may become a party to civil claims and lawsuits in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated, which requires management judgment. As of June 30, 2020 and December 31, 2019, we did not record any provision for liability. Should any of our estimates or assumptions change or prove to be incorrect, it could have a material adverse impact on our consolidated financial condition, results of operations or cash flows. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for discussion of certain legal proceedings and other contingent matters.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments and operating leases. During the six months ended June 30, 2020, we entered into the Second Amendment to our Credit Agreement and an asset-backed revolving credit facility. See Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional information regarding changes to the Company's contractual obligations.
Recently Adopted or Issued Accounting Standards
See "Recently Adopted Accounting Standards" and "Accounting Standards Issued, But Not Yet Adopted" in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional information.
Critical Accounting Policies and Estimates
The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition as disclosed in our Management's Discussion and Analysis of Financial Condition and Results of Operations as filed in our 2019 Form 10-K include those related to our accounting for finance charge reversals, servicing assets and liabilities, financial guarantees and income taxes. In the preparation of our Unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2020, there have been no significant changes to the accounting policies and estimates related to our accounting for finance charge reversals, servicing assets and liabilities and income taxes. On January 1, 2020, we adopted the provisions of ASU 2016-13, which impacted our accounting for the contingent aspect of our financial guarantees. Historical periods prior to January 1, 2020 continue to reflect the measurement of the contingent aspect of our financial guarantees under legacy guidance in ASC 450. Refer to Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for discussion of our adoption of ASU 2016-13 and its impact on our consolidated financial statements and for the revised accounting policy.
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
Loan receivables held for sale. Changes in United States interest rates affect the interest earned on our cash and cash equivalents and could impact the market value of loan receivables held for sale. Since we typically sell loan receivables held for sale at par to our Bank Partners, which is indicative of our short-term holding period, we do not expect interest rate risk related to loan receivables held for sale to be a material risk to us. A hypothetical 100 basis points increase in interest rates may have resulted in a decrease of $4.3 million and $0.5 million in the carrying value of our loan receivables held for sale as of June 30, 2020 and December 31, 2019, respectively. Alternatively, a 100 basis points decrease in interest rates would not have impacted the reported value of our loan receivables held for sale, as they are carried at the lower of cost or fair value.
Term loan. Interest rate fluctuations expose our variable-rate term loan, which consisted of our $400.0 million term loan under our 2018 Amended Credit Agreement, and our $75.0 million term loan under our 2020 Amended Credit Agreement, to changes in interest expense and cash flows. In June 2019, we entered into a four-year interest rate swap agreement that effectively converted interest payments on $350.0 million of our variable-rate term loan under our 2018 Amended Credit Agreement, to a fixed-rate basis, thus mitigating the impact of interest rate changes on future interest expense. The term loan has a maturity date of March 29, 2025. Based on an outstanding principal balance of $466.0 million as of June 30, 2020, and accounting for our scheduled quarterly principal balance repayments, a hypothetical 100 basis point increase in the one-month LIBOR rate would result in an increase in annualized interest expense, net of the effects of our interest rate swap, of $1.1 million.
SPV Facility. Interest rate fluctuations expose our variable-rate asset-backed revolving credit facility, which provides a revolving committed financing of $300.0 million. The revolving funding period is one year and the maturity date is May 10, 2022. Based on the outstanding principal balance of $299.0 million as of June 30, 2020, a hypothetical 100 basis point increase in the commercial paper conduit funding rate would result in an increase in annualized interest expense of $3.0 million.
LIBOR is used as the reference rate for our interest rate swap agreement that we use to hedge interest rate exposure of $350.0 million notional under our $475.0 million term loan. Our interest rate swap agreement is set to mature after the expected phase out of LIBOR in 2021. See Part I, Item 2 "–Liquidity and Capital Resources–Borrowings" for further discussion regarding the LIBOR transition and its perceived impact on the Company.
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
Loans originated by Bank Partners. Our Bank Partners own and bear substantially all of the credit risk on their wholly-owned loan portfolios. We regularly assess and monitor the credit risk exposure of our Bank Partners. This commences with the credit application process on our platform, during which a credit decision is rendered to a customer immediately based on preset underwriting standards provided by our Bank Partners. In rendering this decision, we generally obtain certain information provided by the applicant and a credit report from one of the major credit bureaus. Further, on behalf of our Bank Partners as part of our obligation as the loan servicer, we try to mitigate portfolio credit losses through our collection efforts on past due amounts. For loans wholly owned by our Bank Partners, our credit risk exposure impacts the amount of incentive payments and, therefore, the amount of fair value change in FCR liability, as well as any potential financial guarantee payments. Restricted cash was set aside in escrow with our Bank Partners at a weighted average target rate of 2.20% of the total outstanding loan balance as of June 30, 2020. As of June 30, 2020, the financial guarantee liability associated with our escrow arrangements recognized in accordance with ASU 2016-13 represents over 90% of the contractual escrow that we have established with each Bank Partner.

Based on our incentive payments during the three months ended June 30, 2020 and 2019, and holding all other inputs constant (namely, the size of our loan servicing portfolio and settlement activity), a hypothetical 100 basis point increase in loan servicing portfolio credit losses would result in increases of $20.6 million and $18.6 million, respectively, in the fair value of our FCR liability. For the six months ended June 30, 2020 and 2019, a hypothetical 100 basis point increase in loan servicing portfolio credit losses would result in increases of $39.2 million and $34.7 million, respectively, in the fair value of our FCR liability. Further, such an increase in credit losses would cause us to incur additional financial guarantee expense of $1.6 million and $0.5 million during the three months ended June 30, 2020 and 2019, respectively, and $5.2 million and $2.5 million during the six months ended June 30, 2020 and 2019, respectively.
Loan receivables held for sale. We bear all of the credit risk associated with the loan receivables that we hold for sale. This portfolio was highly diversified across 46,735 and 9,272 consumer loan receivables as of June 30, 2020 and December 31, 2019, respectively, without significant individual exposures. Based on our $411.0 million and $51.9 million loan receivables held for sale balance as of June 30, 2020 and December 31, 2019, respectively, a hypothetical 100 basis point increase in portfolio credit losses would result in lower annualized earnings of $4.3 million and $0.5 million, respectively.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2020, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In our function as loan servicer and in partnership with our Bank Partners, we are actively engaged in discussions with GreenSky program borrowers, some of whom have indicated that they have experienced economic hardship due to the COVID-19 pandemic and have requested payment deferral or forbearance or other modifications of their loans. While we are addressing requests for loan relief, we may still experience higher instances of default, which will adversely affect our business, including, but not limited to, the credit profile of our servicing portfolio, the incentive payments we receive from our Bank Partners and the required escrow payments under our financial guarantee arrangements with our Bank Partners. Additionally, the COVID-19 pandemic could adversely affect our liquidity position and could limit our ability to grow our business or fully execute on our business strategy, including entering into alternative funding arrangements. Furthermore, the COVID-19 pandemic could negatively impact our ability to retain existing, and attract new, Bank Partners and other funding sources for the GreenSky program.
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
We rely on our Bank Partners to originate all of the loans made through the GreenSky program. Our four largest ongoing Bank Partners – BMO Harris Bank, Fifth Third Bank, Truist Bank and Synovus Bank – provided approximately 81% of the commitments to originate loans as of June 30, 2020. We have entered into separate loan origination agreements and servicing agreements with each of our Bank Partners, each generally containing customary termination provisions and, in certain instances, entitling the Bank Partner to terminate its agreements for convenience. Bank Partners could decide to terminate or not to renew their agreements for any number of reasons, including, for example, perceived or actual erosion in the credit quality or performance of loans, the geographic or other (such as home improvement loans) concentration of loans, the type of loan products offered (such as deferred payment loans), strategic decisions to make fewer consumer loans or loans originated through channels such as ours, alternative investment opportunities that are expected to be more favorable, increases in required loan loss reserves (such as ones that might result from upcoming accounting changes) and required margins, dissatisfaction with our performance as administrator of our program or as servicer, reduced availability of funds for originating new loans, regulatory concerns regarding any of the foregoing factors or others, or general economic conditions, including those that are expected to impact consumer spending, consumer credit or default rates. If any of our largest Bank Partners were to terminate its relationship with us, it could have a material adverse effect on our business. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations–Factors Affecting our Performance–Bank Partner Relationships; Other Funding" for more information regarding our Bank Partner relationships.
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
Our results of operations and continued growth depend on our ability to retain existing, and attract new, merchants, Bank Partners, and other funding sources.
A substantial majority of our total revenue is generated from the transaction fees that we receive from our merchants and, to a lesser extent, servicing and other fees that we receive from our Bank Partners and other funding sources in connection with loans made by our Bank Partners to the customers of our merchants. Approximately 75% of our total revenue for the six months ended June 30, 2020 was generated from transaction fees paid to us by our merchants. To attract and retain merchants, we market our program to them on the basis of a number of factors, including financing terms, the flexibility of promotional offerings, approval rates, speed and simplicity of loan origination, service levels, products and services, technological capabilities and integration, customer service, brand and reputation.
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
Competition for new merchants also is significant and our continued success and growth depend on our ability to attract new merchants and our failure to do so could limit our growth and our ability to continue generating revenue at current levels.
Our failure to retain existing, and attract and retain new, Bank Partners and other funding sources also could materially adversely affect our business and our ability to grow. We market our program to banks and other funding sources on the basis of the risk-adjusted yields available to them and geographic diversity of the loans originated through the GreenSky program, as well as the absence of significant upfront and ongoing costs and the general attractiveness of the consumers that use the GreenSky program. Bank Partners and other investors have alternative sources for attractive, if not similar, loans, including, for Bank Partners, internal loan generation, and they could elect to originate or invest in loans through those alternatives rather than through the GreenSky program.
Based upon current commitment levels, our four largest ongoing Bank Partners are BMO Harris Bank, Fifth Third Bank, Truist Bank and Synovus Bank. As of June 30, 2020, they provided approximately 81% of the overall commitments to originate loans through our program. If any of our larger Bank Partners, or a substantial number of our smaller Bank Partners, were to suspend, limit or otherwise terminate their relationships with us, it could have a material adverse effect on our business. If we need to enter into arrangements with a different bank to replace one of our Bank Partners, we may not be able to negotiate a comparable alternative arrangement. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations–Factors Affecting our Performance–Bank Partner Relationships; Other Funding" for more information regarding our Bank Partner relationships.
A large percentage of our revenue is concentrated with our top ten merchants, and the loss of a significant merchant could have a negative impact on our operating results.
Our top ten merchants (including certain groups of affiliated merchants) accounted for an aggregate of 24% of our total revenue during the six months ended June 30, 2020. The Home Depot is our most significant single merchant and represented approximately 4% of total revenue during the six months ended June 30, 2020. In addition, affiliates of Renewal by Andersen, our largest Sponsor, represented together approximately 18% of total revenue during the six months ended June 30, 2020. Our agreement with Renewal by Andersen provides that Renewal by Andersen will promote the GreenSky program through notifying its dealers of the availability of the GreenSky program and providing them ancillary materials. Both parties have the right to terminate the agreement generally upon 90 days' notice. If Renewal by Andersen terminates the agreement, Renewal by Andersen dealers would not be obligated to terminate their participation in the GreenSky program, although they could choose to do so. We expect to have significant concentration in our largest merchant relationships for the foreseeable future. In the event that (i) The Home Depot or one or more of our other significant merchants, or groups of merchants, or (ii) Renewal by Andersen or one or more of our other significant Sponsors, and their dealers, terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the GreenSky program could decline, which would materially adversely affect our business and, in turn, our revenue.
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
Although our merchants are obligated to fulfill their contractual commitments to consumers and to comply with applicable law, from time to time they might not, or a consumer might allege that they did not. This, in turn, can result in claims against our Bank Partners and us or in loans being uncollectible. In those cases, we may decide that it is beneficial to remediate the situation, either through assisting the consumers to get a refund, working with our Bank Partners to modify the terms of the loan or reducing the amount due, making a payment to the consumer or otherwise. In addition, for SPV Participations or other loan receivables held for sale, we may have additional risk for the period of time that we, or our SPV, own such participations. Historically, the cost of remediation has not been material to our business, but it could be in the future.

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
As a result of our growth, we face significant challenges in:
•securing commitments from our existing and new Bank Partners and other funding sources to provide loans to customers of our merchants, and securing commitments from other funding sources;
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
The expected replacement of London Interbank Offered Rate ("LIBOR") and replacement or reform of other interest rates could adversely affect our results of operations and financial condition.
LIBOR and certain other interest rate benchmarks are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to stop compelling banks to submit information to the administrator of LIBOR after 2021. The continuation of LIBOR cannot be guaranteed after 2021. LIBOR is currently used as a reference rate for certain of our contractual arrangements, including our term loan under the Amended Credit Agreements and the related interest rate swap agreement, both of which are set to mature after the expected phase out of LIBOR.
The market transition away from LIBOR to alternative reference rates is complex and could have a range of adverse effects on the Company’s business, financial condition and results of operations. In particular, any such transition could:
•adversely affect the interest rates received or paid in our contractual arrangements;
•prompt inquiries or other actions from regulators in respect of the Company’s preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with borrowers or counterparties about the interpretation and enforceability of certain fallback language in LIBOR-based contracts and securities; and
•cause us to incur additional costs in relation to any of the above factors.
While we will work with our lenders and counterparties to accommodate any suitable replacement rate where it is not already provided under the terms of the financial instruments and, going forward, we will use suitable alternative reference rates for our financial instruments, in the event that an agreement cannot be reached on an appropriate benchmark rate, the availability of borrowings under these agreements could be adversely impacted. At this time, we do not perceive any material risks and do not expect a materially adverse change to the Company's financial condition or liquidity as a result of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.
Increases in loan delinquencies and default rates in the GreenSky program could cause us to lose amounts we place in escrow and may require us to deploy resources to enhance our collections and default servicing capabilities, which could adversely affect our ability to maintain loan volumes, and could affect our ability to pursue or close alternative funding structures.
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
While we are not generally responsible to our Bank Partners for defaults by customers, we have agreed with each of our Bank Partners to fund an escrow in order to provide the Bank Partners limited protection against credit losses. If credit losses increase, we could lose a portion, or all, of these escrowed funds, which would have an adverse effect on our business.
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
In addition, an increase in delinquencies and default rates would have an adverse effect on our ability to pursue, or the terms of, alternative funding structures with institutional investors, financial institutions and other sources, because of the reduced returns that would be expected as a result of such increase.
We own participations in certain loans originated through the GreenSky program, and the non-performance, or even significant underperformance, of those participations would adversely affect our business.
We hold participations in certain loans originated by our Bank Partners in order to facilitate alternative funding structures. In May 2020, our special purpose vehicle, which we refer to as the "SPV," established an asset-backed revolving credit facility with JPMorgan Chase Bank, N.A. to finance purchases by the SPV of participation interests in loans originated through the GreenSky program (the "SPV Facility"). We refer to participations owned by the SPV as “SPV Participations.” The SPV plans to conduct periodic sales of the SPV Participations or issue asset-backed securities to third parties, which sales or issuances will allow additional purchases of participations to be financed through the SPV Facility. In the future, we may form other special purpose vehicles for similar purposes. However, the SPV and any such other special purpose vehicles may not be able to conduct such sales or issuances in a timely manner or at expected prices, if at all.
We also hold participations in certain research and development loans, which we refer to as “R&D Participations.” Generally, we hold R&D Participations that we purchase from an originating Bank Partner with the intent to hold the R&D Participations only for a short period of time before we can transfer the R&D Participations to a Bank Partner following its determination to purchase the R&D Participations, which a Bank Partner might do in connection with an expansion of its credit policy. Our objective is to hold these R&D Participations only until we have enough experience with the particular products or industry verticals for our Bank Partners to purchase the R&D Participations. However, our Bank Partners are not required to purchase the R&D Participations.
Both the SPV Participations and the R&D Participations are designated as loan receivables held for sale on our Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2020, we had $411.0 million in loan receivables held for sale, net. During the period that we own the receivables, we bear the entire credit risk in the event that the borrowers default.
In addition, we are obligated to purchase from our Bank Partners the receivables underlying any loans that were approved in error or otherwise involved customer or merchant fraud.
Our ownership of receivables also requires us to commit or obtain corresponding funding. In addition, non-performance, or even significant underperformance, of the loan receivables held for sale that we own could have a materially adverse effect on our business, including, with respect to the SPV Participations, an inability to repay obligations owed by the SPV under the SPV Facility.
We may not be able to sell SPV Participations in a timely manner or at expected prices.
In May 2020, the SPV established the SPV Facility to finance purchases by the SPV of participation interests in loans originated through the GreenSky program. The SPV plans to conduct periodic sales of the SPV Participations or issue asset-backed securities to third parties, which sales or issuances will allow additional purchases of participations to be financed through the SPV Facility. However, the SPV may not be able to conduct such sales or issuances in a timely manner or at expected prices, if at all.
If the SPV is not able to sell the SPV Participations that it holds, we will bear the entire credit risk of such loan receivables held for sale. Furthermore, in this event, our ability to finance additional purchases of participations through the SPV Facility would be limited. This could have a material adverse effect on our business, financial position, results of operations or cash flows.

We are subject to certain additional risks in connection with promotional financing offered through the GreenSky program.
Many of the loans originated by our Bank Partners provide promotional financing in the form of low or deferred interest. When a deferred interest loan is paid in full prior to the end of the promotional period (typically six to 24 months), any interest that has been billed on the loan by our Bank Partner to the consumer is reversed, which triggers an obligation on our part to make a payment to the Bank Partner that made the loan in order to fully offset the reversal (each event, a finance charge reversal or "FCR"). We record a FCR liability on our balance sheet for interest previously billed during the promotional period that is expected to be reversed prior to the end of such period. As of June 30, 2020, this liability was $198.8 million. See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information. If the rate at which deferred interest loans are paid in full prior to the end of the promotional period increases, resulting in increased payments by us to our Bank Partners, it would adversely affect our business.
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
Any of these occurrences could result in our diminished ability to operate our business, potential liability, inability to attract future Bank Partners, other funding sources, Sponsors, merchants and consumers, reputational damage, regulatory intervention and financial harm, which could negatively impact our business, financial condition and results of operations.
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
If the credit decisioning, pricing, loss forecasting and credit scoring models we use contain errors, do not adequately assess risk or are otherwise ineffective, our reputation and relationships with our Bank Partners, other funding sources, our merchants and consumers could be harmed.
Our ability to attract consumers to the GreenSky program, and to build trust in the consumer loan products offered through the GreenSky program, is significantly dependent on our ability to effectively evaluate a consumer’s credit profile and likelihood of default in accordance with our Bank Partners’ underwriting policies. To conduct this evaluation, we use proprietary credit decisioning, pricing, loss forecasting and credit scoring models. If any of the credit decisioning, pricing, loss forecasting and credit scoring models we use contains programming or other errors, is ineffective or the data provided by consumers or third parties is incorrect or stale, or if we are unable to obtain accurate data from consumers or third parties (such as credit reporting agencies), our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans and possibly our having to repurchase the loan. This could damage our reputation and relationships with consumers, our Bank Partners, other funding sources and our merchants, which could have a material adverse effect on our business.
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
We are required to make various assumptions and estimates in preparing our financial statements under GAAP and in determining certain disclosures required under GAAP, including for purposes of determining share-based compensation; asset impairment; reserves related to litigation and other legal matters and contingencies and other regulatory exposures; the amounts recorded for certain contractual payments to be paid to, or received from, our merchants and others under contractual arrangements; fair value measurements of derivative instruments, servicing assets and liabilities and loans receivable held for sale; and measurement of financial guarantees. If the assumptions or estimates underlying our financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, which could have a material adverse effect on our business.
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

As part of our elective healthcare vertical we face some factors that differ from our home improvement vertical, and the unique considerations of this industry vertical, and our failure to comply with applicable regulations, or accurately forecast demand or growth could have an adverse effect on our business.
Our elective healthcare industry vertical involves consumer financing for elective medical procedures and products. Elective healthcare providers include doctors’ and dentists’ offices, outpatient surgery centers and clinics providing orthodontics, cosmetic and aesthetic dentistry, vision correction, bariatric surgery, cosmetic surgery, hair replacement, reproductive medicine, veterinary medicine and hearing aid devices. We may not achieve similar levels of success, if any, in this industry vertical, or that we will not face unanticipated challenges in our ability to offer our program in this industry vertical. In addition, the elective healthcare industry vertical is highly regulated and we, our merchants and our Bank Partners, as applicable, will be subject to significant additional regulatory requirements, including various healthcare and privacy laws. We have limited experience in managing these risks and the compliance requirements attendant to these additional regulatory requirements. See “–Risks Related to Our Regulatory Environment–The increased scrutiny of third-party medical financing by governmental agencies may lead to increased regulatory burdens and adversely affect our consolidated revenue or results of operations.” The costs of compliance and any failure by us, our merchants or our Bank Partners, as applicable, to comply with such regulatory requirements could have a material adverse effect on our business.
We may in the future expand into new industry verticals and our failure to mitigate specific regulatory, credit, and other risks associated with a new industry vertical could have an adverse effect on our business.
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
The SPV facility contains various covenants that could limit our ability to engage in activities that may be in our best long-term interests.
We have an SPV Facility and our ability to comply with the terms of the SPV Facility may be affected by events beyond our control. In addition, the assets of the SPV are owned by the SPV and are solely available to satisfy creditors of the SPV. As such, the SPV assets are not available to satisfy obligations of GreenSky, Inc., GS Holdings, GreenSky LLC or other subsidiaries of the Company.
For more information on the SPV Facility, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Borrowings” and Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1.
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
We rely on a combination of trademarks, service marks, copyrights, trade secrets, domain names and agreements with employees and third parties to protect our proprietary rights. On July 28, 2020, the United States Patent and Trademark Office issued the Company’s first U.S. patent. Originally filed in 2014, the patent relates to our mobile application process and credit decisioning model. We also have trademark and service mark registrations and pending applications for additional registrations in the United States. Further, we own the domain name rights for greensky.com, as well as other words and phrases important to our business. Nonetheless, third parties may challenge, invalidate or circumvent our intellectual property, and our intellectual property may not be sufficient to provide us with a competitive advantage.
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
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate our risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we and our Bank Partners are subject, including credit risk, market risk, liquidity risk, strategic risk and operational risk. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. While our exposure to the direct economic cost of consumer credit risk is somewhat limited because, with the exceptions of SPV Participations, R&D Participations and other loans for which we purchase the receivables, we do not hold the loans or the receivables underlying the loans that our Bank Partners originate, we are exposed to consumer credit risk in the form of both our FCR liability and our limited escrow requirement, as well as our ability to maintain relationships with our existing Bank Partners and recruit new bank partners. Market risk is the risk of loss due to changes in external market factors such as interest rates. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (e.g., natural disasters), compliance, reputational or legal matters and includes those risks as they relate directly to us as well as to third parties with whom we contract or otherwise do business.
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
We may in the future seek to grow our business by exploring potential acquisitions or other strategic investments or alliances. We may not be successful in identifying businesses or opportunities that meet our acquisition or expansion criteria. In addition, even if a potential acquisition target or other strategic investment is identified, we may not be successful in completing such acquisition or integrating such new business or other investment. We may face significant competition for acquisition and other strategic investment opportunities from other well-capitalized companies, many of which have greater financial resources and greater access to debt and equity capital to secure and complete acquisitions or other strategic investments, than we do. As a result of such competition, we may be unable to acquire certain assets or businesses, or take advantage of other strategic investment opportunities that we deem attractive; the purchase price for a given strategic opportunity may be significantly elevated; or certain other terms or circumstances may be substantially more onerous. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate any such acquisition or other strategic investment opportunity could impede our growth.
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
On October 5, 2017, the CFPB released its final “Payday, Vehicle Title, and Certain High-Cost Lending Rule,” commonly referred to as the “Payday Loan Rule.” On February 6, 2019, the CFPB issued proposed revisions to the Payday Loan Rule. On June 7, 2019, the CFPB announced a 15-month delay in the Payday Loan Rule's August 19, 2019 compliance date to November 19, 2020 that applies only to the proposed rescinded ability-to-pay provisions. The mandatory compliance deadline for certain other provisions of the Payday Loan Rule still stands at August 19, 2019. Relatedly, the Community Financial Services Association of America sued the CFPB in April 2018 over the Payday Loan Rule. As a result, the court suspended the CFPB’s August 19, 2019 implementation of the 2019 proposed revisions pending further order of the court. On August 6, 2019, the court issued an order that leaves the compliance date stay in effect. On July 7, 2020, the CFPB released a new final rule that revoked the underwriting provisions of the Payday Loan Rule but retained and ratified the payment provisions that continue to be subject to the court issued stay. While the Payday Loan Rule does not appear to be targeted at businesses like ours, some of its provisions are broad and potentially could be triggered by the promotional loans that our Bank Partners extend that require increases in payments at specified points in time. We are continuing to monitor developments associated with the Payday Loan Rule and are working toward compliance with the Payday Loan Rule requirements ahead of the ultimate compliance date.

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
We regularly use third-party vendors and subcontractors as part of our business. We also depend on our substantial ongoing business relationships with our Bank Partners, merchants and other third parties. These types of third-party relationships, particularly with our Bank Partners and other funding sources, are subject to increasingly demanding regulatory requirements and oversight by federal bank regulators (such as the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation) and the CFPB. The CFPB has enforcement authority with respect to the conduct of third parties that provide services to financial institutions. The CFPB has made it clear that it expects non-bank entities to maintain an effective process for managing risks associated with third-party vendor relationships, including compliance-related risks. In connection with this vendor risk management process, we are expected to perform due diligence reviews of potential vendors, review their policies and procedures and internal training materials to confirm compliance-related focus, include enforceable consequences in contracts with vendors regarding failure to comply with consumer protection requirements, and take prompt action, including terminating the relationship, in the event that vendors fail to meet our expectations.
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
Future non-compliance with Payment Card Industry Data Security Standards (“PCI DSS”) may subject us to fines, penalties and civil liability and may result in the loss of our ability to accept credit and debit card payments.
We settle and fund transactions on a national credit card network and, thus, are subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including PCI DSS, a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions.
Although we are currently in compliance with PCI DSS, we may not remain in compliance with such standards in the future. Any failure to comply fully or materially with PCI DSS at any point in the future (i) may violate payment card association operating rules, federal and state laws and regulations, and the terms of certain of our contracts with third parties, (ii) may subject us to fines, penalties, damages and civil liability, and (iii) may result in the loss of our ability to accept credit card payments. Even if we remain in compliance with PCI DSS, we still may not be able to prevent security breaches involving customer transaction data. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the processes that we use to protect customer data. If any such compromise or breach were to occur, it could have a material adverse effect on our business.

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
The owners of the Class B common stock owned the vast majority of the combined voting power of our Class A and Class B common stock as of June 30, 2020. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership of us. This concentration of ownership may delay or deter possible changes in control of our Company, which may reduce the value of an investment in our Class A common stock. So long as they continue to own a significant amount of our combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.
In addition, the owners of the Class B common stock, as Continuing LLC Members, had a weighted average ownership of Holdco Units of approximately 64% for the six months ended June 30, 2020. Because they hold the majority of their economic ownership interest in our business through GS Holdings, rather than GreenSky, Inc., these existing unit holders may have conflicting interests with holders of our Class A common stock. For example, the Continuing LLC Members may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRA. In addition, the structuring of future transactions may take into account the tax considerations of the Continuing LLC Members even where no similar benefit would accrue to us. It is through their ownership of Class B common stock that they may be able to influence, if not control, decisions such as these.
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
Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with the purchase of Holdco Units in connection with the IPO and future exchanges of Holdco Units (assuming such future exchanges occurred at June 30, 2020 and assuming automatic cancellation of an equal number of shares of Class B common stock) would aggregate to approximately $526.6 million based on the closing price on June 30, 2020 of $4.90 per share of our Class A common stock. Under such scenario, assuming future payments are made on the date each relevant tax return is due, without extensions, we would be required to pay approximately 85% of such amount, or $447.6 million.
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
As a result of the foregoing, if we breach a material obligation under the TRA, if we elect to terminate the TRA early or if we undergo a change of control, we would be required to make an immediate lump-sum payment equal to the present value of the anticipated future tax savings, which payment may be required to be made significantly in advance of the actual realization of such future tax savings, and the actual cash tax savings ultimately realized may be significantly less than the corresponding TRA payments. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. We may not be able to fund or finance our obligations under the TRA. Additionally, the obligation to make a lump sum payment on a change of control may deter potential acquirers, which could negatively affect our stockholders’ potential returns. If we had elected to terminate the TRA as of June 30, 2020, based on the closing price on June 30, 2020 of $4.90 per share of our Class A common stock, and a discount rate equal to 4.25% per annum, compounded annually, we estimate that we would have been required to pay $316.1 million in the aggregate under the TRA.

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
Our stock price has declined significantly since our May 2018 IPO and has exhibited substantial volatility. Our stock price may continue to fluctuate in response to a number of events and factors, including the COVID-19 pandemic and the social distancing measures in response thereto, variations in our quarterly or annual results of operations, additions or departures of key management personnel, the loss of key Bank Partners, other funding sources, merchants or Sponsors, changes in our earnings estimates (if provided) or failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry, adverse announcements by us or others and developments affecting us, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, actions by institutional stockholders, and increases in market interest rates that may lead investors in our shares to demand a higher yield, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the price you paid for them (or at all).
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
Assuming the Continuing LLC Members exchange all of their Holdco Units for shares of our Class A common stock, up to an additional 108,994,392 shares of Class A common stock will be eligible for sale in the public market, the majority of which are held by our executive officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 and various vesting agreements. Additionally, certain of our executive officers and directors own options exercisable for shares of Class A common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our purchases of our Class A common stock during the three months ended June 30, 2020. See Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional discussion of our Class A common stock repurchases.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)
April 1, 2020 through April 30, 2020	15,362	$3.29
May 1, 2020 through May 31, 2020	16,640	$4.02
June 1, 2020 through June 30, 2020	—	$—
Total	32,002
(1)For the periods presented, represents shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of equity awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1*	Non-Employee Director Compensation Package
10.2*	Restricted Stock Agreement, dated May 14, 2020, between GreenSky, Inc. and Robert Partlow
10.3*	Amendment No. 2 to Credit Agreement, dated June 10, 2020, among GreenSky Holdings, LLC, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.4*#	Warehouse Credit Agreement, dated May 11, 2020, among GS Investment I, LLC, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A.
10.5*#	Facility Loan Origination Agreement, dated May 27, 2020, between GreenSky, LLC and Synovus Bank
10.5(a)*#	Facility Servicing Agreement, dated May 27, 2020, between GreenSky, LLC and Synovus Bank
10.5(b)*#	Economics Agreement, dated May 27, 2020, between GreenSky, LLC and Synovus Bank
10.6*	Amendment No. 1 to Loan Origination Agreement, dated June 30, 2020, between GreenSky, LLC and BMO Harris Bank N.A.
10.6(a)*#	Amendment No. 1 to Servicing Agreement, dated June 30, 2020, between GreenSky, LLC and BMO Harris Bank N.A.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
The following financial information from GreenSky, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019 (unaudited), (iv) Condensed Consolidated Statements of Changes in Equity (Deficit) for the three and six months ended June 30, 2020 and 2019 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited), and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

GREENSKY, INC.

August 10, 2020	By	/s/ David Zalik
David Zalik Chief Executive Officer and Chairman of the Board of Directors

GREENSKY, INC.

August 10, 2020	By	/s/ Robert Partlow
Robert Partlow Executive Vice President and Chief Financial Officer