Form 10-Q
period 2020-09-30
GreenSky, Inc.
filed 2020-11-09
CIK 1712923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding as of October 31, 2020
Class A, $0.01 par value(1)	76,416,565
Class B, $0.001 par value(2)	106,165,105
(1) Includes 5,092,858 shares of unvested Class A common stock awards.
(2) Includes 728,697 shares of Class B common stock associated with unvested GreenSky Holdings, LLC units.

GreenSky, Inc.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. These forward-looking statements reflect our current views with respect to, among other things, the following: our operations; our financial performance; the Company’s ability to retain existing, and attract new, merchants and Bank Partners or other funding sources, including the risk that one or more Bank Partners do not renew or reduce their funding commitments; sales of loan participations or asset-backed securities by the SPV (as defined in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) or other special purpose vehicles that may be established from time to time by the Company; completion of New Institutional Financings (as defined in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”); our funding capacity; cash payments required under the financial guarantee arrangements; the launch and performance of new products; the extent and duration of the COVID-19 pandemic and its impact on the Company, its Bank Partners and merchants, GreenSky program borrowers, loan demand (including, in particular, for elective healthcare procedures), the capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for our products; and our ability to mitigate or manage disruptions to our business posed by the pandemic. You generally can identify these statements by the use of words such as "outlook," "potential," "continue," "may," "seek," "approximately," "predict," "believe," "expect," "plan," "intend," "estimate" or "anticipate" and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as "will," "should," "would," "likely" and "could." These statements may be found under Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part II, Item 1A "Risk Factors" of this Form 10-Q. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GreenSky, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(United States Dollars in thousands, except share data)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$113,573	$195,760
Restricted cash	324,934	250,081
Loan receivables held for sale, net	543,316	51,926
Accounts receivable, net of allowance of $217 and $238, respectively	20,936	19,493
Property, equipment and software, net	22,638	18,309
Deferred tax assets, net	385,488	364,841
Other assets	51,023	50,638
Total assets	$1,461,908	$951,048
Liabilities and Equity (Deficit)
Liabilities
Accounts payable	$15,096	$11,912
Accrued compensation and benefits	11,420	10,734
Other accrued expenses	4,564	3,244
Finance charge reversal liability	187,512	206,035
Term loan	453,342	384,497
SPV facility	432,840	—
Tax receivable agreement liability	307,294	311,670
Financial guarantee liability	162,999	16,698
Other liabilities	92,719	61,201
Total liabilities	1,667,786	1,005,991
Commitments, Contingencies and Guarantees (Note 14)
Equity (Deficit)
Class A common stock, $0.01 par value and 89,545,442 shares issued and 75,307,501 shares outstanding at September 30, 2020 and 80,089,739 shares issued and 66,424,838 shares outstanding at December 31, 2019	894	800
Class B common stock, $0.001 par value and 107,217,505 shares issued and outstanding at September 30, 2020 and 113,517,198 shares issued and outstanding at December 31, 2019	108	114
Additional paid-in capital	109,781	115,782
Retained earnings	25,496	56,109
Treasury stock	(147,327)	(146,234)
Accumulated other comprehensive income (loss)	(4,705)	(756)
Noncontrolling interests	(190,125)	(80,758)
Total equity (deficit)	(205,878)	(54,943)
Total liabilities and equity (deficit)	$1,461,908	$951,048

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(United States Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Transaction fees	$107,538	$112,782	$299,199	$305,195
Servicing	27,446	40,626	87,210	90,577
Interest and other	7,039	121	10,433	907
Total revenue	142,023	153,529	396,842	396,679
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	92,346	65,278	229,442	180,099
Compensation and benefits	21,683	21,799	66,158	61,891
Property, office and technology	4,143	3,909	12,242	12,648
Depreciation and amortization	2,973	1,955	8,180	5,117
Sales, general and administrative	11,614	8,657	30,068	22,843
Financial guarantee	(302)	1,117	28,354	4,035
Related party	350	670	1,304	1,795
Total costs and expenses	132,807	103,385	375,748	288,428
Operating profit	9,216	50,144	21,094	108,251
Other income (expense), net
Interest and dividend income	157	780	1,025	2,490
Interest expense	(6,775)	(5,634)	(18,289)	(18,200)
Other gains (losses), net	410	318	2,216	(5,400)
Total other income (expense), net	(6,208)	(4,536)	(15,048)	(21,110)
Income before income tax expense (benefit)	3,008	45,608	6,046	87,141
Income tax expense (benefit)	197	1,533	799	(3,528)
Net income	$2,811	$44,075	$5,247	$90,669
Less: Net income attributable to noncontrolling interests	1,850	29,349	3,487	60,728
Net income attributable to GreenSky, Inc.	$961	$14,726	$1,760	$29,941

Earnings per share of Class A common stock:
Basic	$0.01	$0.24	$0.03	$0.50
Diluted	$0.01	$0.23	$0.02	$0.46

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(United States Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$2,811	$44,075	$5,247	$90,669
Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on interest rate swap arising during the period	(493)	(2,085)	(14,037)	(4,034)
Reclassification of interest rate swap settlements into interest expense (income) during the period	1,318	(375)	2,453	(375)
Other comprehensive income (loss), net of tax	825	(2,460)	(11,584)	(4,409)
Comprehensive income (loss)	3,636	41,615	(6,337)	86,260
Less: Comprehensive income (loss) attributable to noncontrolling interests	2,624	27,656	(4,148)	57,644
Comprehensive income (loss) attributable to GreenSky, Inc.	$1,012	$13,959	$(2,189)	$28,616

`

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Unaudited)
(United States Dollars in thousands, except share data)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at June 30, 2020	73,350,234	108,994,392	$873	$110	$112,700	$24,512	$(147,005)	$(4,756)	$(183,302)	$(196,868)
Net income	—	—	—	—	—	961	—	—	1,850	2,811
Issuance of unvested Class A common stock awards	319,224	—	3	—	(3)	—	—	—	—	—
Class B common stock exchanges	1,776,886	(1,776,887)	18	(2)	(16)	—	—	—	—	—
Forfeited share-based compensation awards	(65,079)	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(73,764)	—	—	—	—	—	(322)	—	—	(322)
Distributions	—	—	—	—	—	23	—	—	(17,074)	(17,051)
Share-based compensation	—	—	—	—	4,334	—	—	—	—	4,334
Equity-based payments to non-employees	—	—	—	—	4	—	—	—	—	4
Tax adjustments	—	—	—	—	389	—	—	—	—	389
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	(7,627)	—	—	—	7,627	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	51	774	825
Balance at September 30, 2020	75,307,501	107,217,505	$894	$108	$109,781	$25,496	$(147,327)	$(4,705)	$(190,125)	$(205,878)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2019	66,424,838	113,517,198	$800	$114	$115,782	$56,109	$(146,234)	$(756)	$(80,758)	$(54,943)
Net income	—	—	—	—	—	1,760	—	—	3,487	5,247
Cumulative effect of accounting change(1)	—	—	—	—	—	(32,212)	—	—	(75,447)	(107,659)
Issuance of unvested Class A common stock awards	3,140,959	—	31	—	(31)	—	—	—	—	—
Class A common stock option exercises	15,051	—	—	—	(73)	—	—	—	—	(73)
Class B common stock exchanges	6,299,693	(6,299,693)	63	(6)	(57)	—	—	—	—	—
Forfeited share-based compensation awards	(360,230)	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(212,810)	—	—	—	—	—	(1,093)	—	—	(1,093)
Distributions	—	—	—	—	—	(161)	—	—	(48,405)	(48,566)
Share-based compensation	—	—	—	—	11,306	—	—	—	—	11,306
Equity-based payments to non-employees	—	—	—	—	12	—	—	—	—	12
Tax adjustments	—	—	—	—	1,475	—	—	—	—	1,475
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	(18,633)	—	—	—	18,633	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(3,949)	(7,635)	(11,584)
Balance at September 30, 2020	75,307,501	107,217,505	$894	$108	$109,781	$25,496	$(147,327)	$(4,705)	$(190,125)	$(205,878)

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

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Continued) (Unaudited)
(United States Dollars in thousands, except share data)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at June 30, 2019	61,772,014	115,309,728	$753	$116	$118,382	$39,163	$(146,119)	$(558)	$(108,495)	$(96,758)
Net income	—	—	—	—	—	14,726	—	—	29,349	44,075
Issuance of unvested Class A common stock awards	976,694	—	10	—	(10)	—	—	—	—	—
Class A common stock option exercises	1,991,777	—	20	—	(10,802)	—	—	—	—	(10,782)
Class B common stock exchanges	1,726,734	(1,764,530)	17	(2)	(408)	—	—	—	—	(393)
Forfeited share-based compensation awards	(26,295)	(21,000)	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(9,623)	—	—	—	—	—	(64)	—	—	(64)
Distributions	—	—	—	—	—	(17)	—	—	(4,780)	(4,797)
Share-based compensation	—	—	—	—	3,777	—	—	—	—	3,777
Equity-based payments to non-employees	—	—	—	—	4	—	—	—	—	4
Tax adjustments	—	—	—	—	935	—	—	—	—	935
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	2,292	—	—	—	(2,292)	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(767)	(1,693)	(2,460)
Balance at September 30, 2019	66,431,301	113,524,198	$800	$114	$114,170	$53,872	$(146,183)	$(1,325)	$(87,911)	$(66,463)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2018	54,504,902	128,549,555	$591	$129	$44,524	$24,218	$(43,878)	$—	$(60,349)	$(34,765)
Net income	—	—	—	—	—	29,941	—	—	60,728	90,669
Cumulative effect of accounting change(1)	—	—	—	—	—	(87)	—	—	(203)	(290)
Issuance of unvested Class A common stock awards	2,850,206	—	29	—	(29)	—	—	—	—	—
Class A common stock option exercises	2,273,069	—	23	—	(12,065)	—	—	—	—	(12,042)
Class B common stock exchanges	15,730,379	(15,910,785)	157	(16)	(2,339)	—	—	—	—	(2,198)
Class B warrant exercises	—	1,180,163	—	1	(1)	—	—	—	—	—
Forfeited share-based compensation awards	(173,155)	(294,735)	—	—	—	—	—	—	—	—
Class A common stock repurchases	(8,744,477)	—	—	—	—	—	(102,241)	—	—	(102,241)
Shares withheld related to net share settlement and other	(9,623)	—	—	—	—	—	(64)	—	—	(64)
Distributions	—	—	—	—	—	(200)	—	—	(18,721)	(18,921)
Share-based compensation	—	—	—	—	9,713	—	—	—	—	9,713
Equity-based payments to non-employees	—	—	—	—	11	—	—	—	—	11
Tax adjustments	—	—	—	—	8,074	—	—	—	—	8,074
Impact on noncontrolling interest of change in ownership during period	—	—	—	—	66,282	—	—	—	(66,282)	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(1,325)	(3,084)	(4,409)
Balance at September 30, 2019	66,431,301	113,524,198	$800	$114	$114,170	$53,872	$(146,183)	$(1,325)	$(87,911)	$(66,463)

(1)Represents the cumulative effect resulting from our adoption of the Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(United States Dollars in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$5,247	$90,669
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,180	5,117
Share-based compensation expense	11,306	9,713
Equity-based payments to non-employees	12	11
Fair value change in servicing assets and liabilities	(1,370)	(24,809)
Operating lease liability payments	(342)	(255)
Financial guarantee losses	26,274	(36)
Amortization of debt related costs	1,748	1,258
Original issuance discount on term loan payment	(18)	(31)
Income tax expense (benefit)	799	(3,528)
Loss on remeasurement of tax receivable agreement liability	—	6,383
Impairment losses	188	—
Mark to market on loan receivables held for sale	17,332	—
Changes in assets and liabilities:
(Increase) decrease in loan receivables held for sale	(508,722)	(27,493)
(Increase) decrease in accounts receivable	(1,442)	(5,690)
(Increase) decrease in other assets	(3,354)	1,919
Increase (decrease) in accounts payable	3,184	8,627
Increase (decrease) in finance charge reversal liability	(18,523)	44,401
Increase (decrease) in guarantee liability	(64)	—
Increase (decrease) in other liabilities	29,073	19,177
Net cash provided by (used in) operating activities	(430,492)	125,433
Cash flows from investing activities
Purchases of property, equipment and software	(12,120)	(10,921)
Net cash used in investing activities	(12,120)	(10,921)
Cash flows from financing activities
Proceeds from term loan	70,494	—
Repayments of term loan	(3,170)	(2,969)
Proceeds from SPV facility	570,000	—
Repayments of SPV facility	(137,160)	—
Class A common stock repurchases	—	(104,272)
Member distributions	(50,965)	(23,181)
Payments under tax receivable agreement	(12,755)	(4,664)
Proceeds from option exercises	—	308
Payment of option exercise taxes	(1,166)	(12,350)
Payment of taxes on Class B common stock exchanges	—	(2,198)
Net cash provided by (used in) financing activities	435,278	(149,326)
Net increase (decrease) in cash and cash equivalents and restricted cash	(7,334)	(34,814)
Cash and cash equivalents and restricted cash at beginning of period	445,841	458,499
Cash and cash equivalents and restricted cash at end of period	$438,507	$423,685

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
(United States Dollars in thousands)

	Nine months ended September 30,
	2020	2019
Supplemental non-cash investing and financing activities
Distributions accrued but not paid	$3,470	$6,351
Capitalized software costs accrued but not paid	435	—
Tax withholding on equity awards accrued but not paid	21	64

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
We are a leading technology company Powering Commerce at the Point of Sale®. Our platform is powered by a proprietary technology infrastructure that facilitates merchant sales, while reducing the friction and improving the economics associated with a consumer making a purchase and a lender or financial institution extending financing for that purchase. It supports the full transaction lifecycle, including credit application, underwriting, real-time allocation to our Bank Partners, document distribution, funding, settlement and servicing. Merchants using our platform, which presently range from small, owner-operated home improvement contractors and healthcare providers to large national home improvement brands and retailers and healthcare service organizations, rely on us to facilitate low or deferred interest promotional point-of-sale financing and payments solutions that enable higher sales volume than they could otherwise achieve on their own. Consumers on our platform, who to date primarily have super-prime or prime credit scores, find financing with promotional terms to be an attractive alternative to other forms of payment. Our Bank Partners' access to our proprietary technology solution and merchant network enables them to build a diversified portfolio of high quality consumer loans with attractive risk-adjusted yields with minimal upfront investment.
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
In 2020, we formed GS Investment I, LLC (the "SPV" or "GS Investment"), a special purpose vehicle and indirect wholly-owned subsidiary of the Company, to facilitate purchases of participation interests in loans ("SPV Participations") originated through the GreenSky program. These purchases are made through a newly-created wholly-owned subsidiary, GS Depositor I, LLC ("Depositor"), and then transferred to the SPV. Each of the SPV and Depositor is a separate legal entity from the Company and from each other subsidiary of the Company, and the assets of the SPV and Depositor are owned by the SPV or Depositor, respectively, and are solely available to satisfy the creditors of the SPV or Depositor, respectively.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements were prepared in accordance with the rules and regulations of the SEC for interim financial statements. We condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with the 2019 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our financial condition and results of operations for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2019, was derived from the audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements required by United States generally accepted accounting principles ("GAAP"). All intercompany balances and transactions are eliminated upon consolidation. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results expected for the full year.
Consistent with the 2019 Form 10-K, for the three and nine months ended September 30, 2020, we created distinct financial statement line items in our Unaudited Condensed Consolidated Financial Statements associated with the contingent component of our financial guarantee as follows: (i) financial guarantee expense in the Unaudited Condensed Consolidated Statements of Operations (previously presented within general and administrative expense); and (ii) financial guarantee losses as an adjustment to reconcile net income (loss) to net cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows (previously presented within the change in other liabilities). The classification of the financial guarantee expense for the three and nine months ended September 30, 2019 of $1,117 thousand and $4,035 thousand, respectively, and the classification of the financial guarantee gains for the nine months ended September 30, 2019 of $36 thousand were changed to conform to the current presentation.
Certain reclassifications have been made to the prior year presentation to conform to the current year presentation. The Company has reclassified certain costs associated with the Company’s operational costs to “Cost of revenue,” which were previously recorded to “Property, office and technology expense” and “Sales, general and administrative.” The costs reclassified include costs incurred to provide origination and servicing activities which consist primarily of compensation and benefits related to activities such as customer service, merchant underwriting and costs for printing and postage related to consumer statement production. The Company believes this new presentation will better assist users in understanding its results of operations. The prior periods presented reflect the reclassifications of these expenses to conform to the current period presentation.
With our formation and use of the SPV, the amount of loan receivables held for sale has increased on our Unaudited Condensed Consolidated Balance Sheet. As a result, we have reclassified the presentation of certain items associated with the loan receivables held for sale that were previously presented as "non-operating" within the Unaudited Condensed Consolidated Statements of Operations; specifically, valuation allowance (inclusive of both credit and market interest rate considerations) for loan receivables held for sale, proceeds from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale, and interest income from loan receivables held for sale. The classification of such valuation allowance for the three and nine months ended September 30, 2019 of $2,401 thousand and $3,184 thousand, respectively, and the classification of the proceeds from transferring our rights to Charged-Off Receivables for the three and nine months ended September 30, 2019 of $33 thousand and $174 thousand, respectively, were changed from "other gains (losses), net" to "sales, general and administrative" expense within the Unaudited Condensed Consolidated Statement of Operations to conform to the current presentation. The classification of such interest income for the three and nine months ended September 30, 2019 of $114 thousand and $869 thousand, respectively, was reclassified from interest and dividend income to interest and other revenue within the Unaudited Condensed Consolidated Statement of Operations to conform to the current presentation.

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
Restricted Cash
Restricted cash includes cash held in interest-bearing escrow accounts to provide limited protection to our Bank Partners in the event of certain Bank Partner portfolio credit losses or in the event that the finance charges billed to borrowers do not exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses. Restricted cash also includes cash maintained for certain Bank Partners related to our finance charge reversal ("FCR") liability, certain custodial in-transit loan funding and consumer borrower payments that were restricted from use for our operations, and cash related to collections in connection with SPV Participations.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets to the total included within the Unaudited Condensed Consolidated Statements of Cash Flows as of the dates indicated.

	September 30,
	2020	2019
Cash and cash equivalents	$113,573	$206,403
Restricted cash	324,934	217,282
Cash and cash equivalents and restricted cash in Unaudited Condensed Consolidated Statements of Cash Flows	$438,507	$423,685
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
ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In valuing this asset or liability, we utilize market data or reasonable assumptions that market participants would use, including assumptions about risk and the risks inherent in the inputs to the valuation technique. The guidance within ASC 820 provides a three-level valuation hierarchy for disclosure of fair value measurements based on the transparency of inputs to the valuation of an asset or a liability as of the measurement date. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:
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
We apply the market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities, to value our cash and cash equivalents, sales facilitation obligations, loan receivables held for sale and term loan. We apply the income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount, to value our FCR liability and servicing assets and liabilities. We determine the fair value of our interest rate swap by applying a discounted cash flow model based on observable market factors and specific credit factors.
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
Certain sales facilitation obligations that we have with a Bank Partner, which are detailed in Note 3, qualify as embedded derivatives. The sales facilitation obligations are not designated as hedges for accounting purposes and, as such, changes in its fair value are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
Refer to Note 8 for additional derivative disclosures.
Financial Guarantees
Under the terms of the contracts with our Bank Partners, we provide limited protection to the Bank Partners in the event of certain Bank Partner portfolio credit losses or in the event that the finance charges billed to borrowers do not exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses, by holding cash in restricted, interest-bearing escrow accounts in an amount equal to a contractual percentage of the Bank Partners’ monthly originations and month-end outstanding portfolio balance. Our maximum exposure under these financial guarantees is contractually limited to the escrow that we establish with each Bank Partner. Cash set aside to meet this requirement is classified as restricted cash in our Unaudited Condensed Consolidated Balance Sheets.
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
Effective January 1, 2020, we adopted the provisions of ASU 2016-13, which apply only to the contingent aspect of the guarantee arrangement. Under the new standard, we are required to estimate the expected credit losses over the contractual period in which we are exposed to credit risk via a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the issuer. As applied to our financial guarantee arrangements, we are required to estimate expected credit losses, and the impact of those estimates on our potential escrow payments, for loans within our Bank Partner portfolios that are either funded or approved for funding at the measurement date, but are precluded from including future loan originations by our Bank Partners. Consistent with the modeling of loan losses for any consumer loan portfolio assumed to go into "run-off," our recognized financial guarantee liability under this model represents a significant portion of the contractual escrow established with each Bank Partner. Typically, additional financial guarantee liabilities are recorded as new Bank Partner loans are facilitated, along with a corresponding non-cash charge recorded as financial guarantee expense in the Unaudited Condensed Consolidated Statements of Operations. Historically, our actual cash payments required under the financial guarantee arrangements have been immaterial for our ongoing Bank Partners.
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
Revenue Recognition
Disaggregated revenue
Revenue disaggregated by type of service was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Merchant fees	$100,036	$100,656	$275,158	$270,877
Interchange fees	7,502	12,126	24,041	34,318
Transaction fees	107,538	112,782	299,199	305,195
Servicing fees(1)	27,446	40,626	87,210	90,577
Interest income(2)	7,037	114	10,426	869
Other(3)	2	7	7	38
Interest and other	7,039	121	10,433	907
Total revenue	$142,023	$153,529	$396,842	$396,679
(1)For the three and nine months ended September 30, 2020, includes decreases in fair value of our servicing asset of $792 thousand and $51 thousand, respectively, primarily due to the sale of participations in loans from an existing Bank Partner to the SPV. For the three and nine months ended September 30, 2019, includes increases in fair value of our servicing assets of $16,365 thousand and $25,331 thousand, respectively. Refer to Note 3 for additional information.
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
We have no remaining performance obligations as of September 30, 2020. No assets were recognized from the costs to obtain or fulfill a contract with a customer as of September 30, 2020 and December 31, 2019. Volume-based price concessions to merchants and Sponsors that were netted against the gross transaction price were $3,481 thousand and $3,077 thousand for the three months ended September 30, 2020 and 2019, respectively, and $11,512 thousand and $12,183 thousand for the nine months ended September 30, 2020 and 2019, respectively. "Sponsors" refers to manufacturers, their captive and franchised showroom operations, and trade associations with which we partner to onboard merchants. We recognized credit losses arising from our contracts with customers of $133 thousand and $98 thousand during the three months ended September 30, 2020 and 2019, respectively, and $511 thousand and $693 thousand during the nine months ended September 30, 2020 and 2019, respectively, which is recorded within sales, general and administrative expense in our Unaudited Condensed Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Consolidation
In the normal course of our business, we may enter into an agreement for management, servicing, or related services or hold ownership interests in special purpose entities. We evaluate our interests and/or involvement in these entities to determine whether they meet the definition of a variable interest entity ("VIE"), pursuant to ASC 810, Consolidation, and whether we are required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. In our determination of whether or not a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, and size of the VIE and the form of our involvement with the VIE.
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
Accounts Receivable
We pool our accounts receivable, all of which are short-term in nature and arise from contracts with customers, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. Historically, the majority of our accounts receivable did not have write-offs. For accounts receivables for which we historically experienced losses, we used an aging method and the average 12-month historical loss rate as a basis for estimating credit losses on the current accounts receivable balance. In the absence of relevant historical loss experience for the other pools of accounts receivables, we also used this average 12-month loss rate to inform our estimate of credit losses on those balances. For each pool of accounts receivable, we considered the conditions at the adoption date, such as the manner in which we collect funds, our counterparty credit risk and the underlying macroeconomic environment, and determined that the current conditions were comparable to our historical conditions. Further, given that we establish an allowance for all delinquent accounts receivable (typically deemed to be 31 days or more past due), providing for a maximum 30-day term of our accounts receivable balances, we determined that the forecasts about future conditions were also comparable to our historical conditions. As such, we did not adjust our historical loss rates at the adoption date and we continue to establish allowances for a portion of current accounts receivable and all delinquent accounts receivable.
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
Customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract
In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include access to an internal-use software license). Accordingly, costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. This standard also requires entities to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and to apply the existing impairment guidance in ASC 350-40, Internal-Use Software, to the capitalized implementation costs as if the costs were long-lived assets. The standard clarifies that such capitalized implementation costs are also subject to the guidance on abandonment in ASC 360, Property, Plant, and Equipment.
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
Codification Improvements to Financial Instruments
In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which improves various financial instruments topics, including CECL. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. Our adoption of ASU 2020-03 did not have a material impact on the Unaudited Condensed Consolidated Financial Statements.
Accounting Standards Issued, But Not Yet Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The standard applies to contract modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Further, the standard provides exceptions to certain guidance in ASC 815, Derivatives and Hedging, related to changes to the critical terms of a hedging relationship due to reference rate reform and provides optional expedients for fair value, cash flow and net investment hedging relationships for which the component excluded from the assessment of hedge effectiveness is affected by reference rate reform. This standard is effective as of March 12, 2020, and an entity may elect to adopt it through December 31, 2022 based on applying as of the beginning of an interim period up to the date that the financial statements are available to be issued. Once elected, the provisions of the standard must be applied prospectively for all similar eligible contract modifications. We are currently identifying arrangements referenced to rates, such as US dollar LIBOR, that are expected to be discontinued and are evaluating our options for modifying such arrangements in accordance with the standard. We expect to adopt this guidance but have not yet elected an adoption date.
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, which modifies ASC 740, Income Taxes, to simplify the accounting for income taxes by removing certain exceptions to simplify the accounting for income taxes by removing certain exceptions, including intraperiod tax allocations and the calculation of income taxes in an interim period when in a loss position. Additionally, the standard simplifies accounting in several areas, including the allocation of tax expense to a legal entity that is not subject to tax in standalone financial statements and enacted changes in tax laws. The standard is effective for us on January 1, 2021 and the transition method depends on the nature of the guidance. We do not expect the adoption to have a material effect on our financial statements, including our deferred tax assets and tax receivable agreement liability.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Income before income tax expense (benefit)	$3,008	$45,608	$6,046	$87,141
Less: Net income attributable to noncontrolling interests	1,850	29,349	3,487	60,728
Less: Income tax expense (benefit)	197	1,533	799	(3,528)
Net income attributable to GreenSky, Inc. – basic	$961	$14,726	$1,760	$29,941
Add: Reallocation of net income attributable to noncontrolling interests from the assumed exchange of Holdco Units for Class A common stock	1,850	29,349	3,487	60,728
Less: Income tax expense on reallocation of net income attributable to noncontrolling interests(1)	624	3,056	1,201	7,617
Net income attributable to GreenSky, Inc. – diluted	$2,187	$41,019	$4,046	$83,052
Denominator:
Weighted average shares of Class A common stock outstanding – basic	69,960,268	61,855,370	66,267,288	60,309,032
Add: Dilutive effects, as shown separately below
Holdco Units exchangeable for Class A common stock	106,832,298	113,390,825	110,327,688	117,400,829
Class A common stock options	352,798	1,666,253	387,516	2,340,102
Holdco warrants exchangeable for Class A common stock	—	—	—	109,344
Unvested Class A common stock(2)	912,318	141,666	554,374	170,802
Weighted average shares of Class A common stock outstanding – diluted	178,057,682	177,054,114	177,536,866	180,330,109

Earnings per share of Class A common stock outstanding – basic	$0.01	$0.24	$0.03	$0.50
Earnings per share of Class A common stock outstanding – diluted	$0.01	$0.23	$0.02	$0.46

Excluded from diluted earnings per share, as their inclusion would have been anti-dilutive(3)
Holdco Units	529,729	410,200	529,729	410,200
Class A common stock options	4,230,566	2,989,904	4,230,566	2,989,904
Class A common stock awards	1,951,439	1,986,409	1,951,439	1,986,409
(1)We assumed effective tax rates of 27.3% and 10.1% for the three months ended September 30, 2020 and 2019, respectively, and 33.1% and 4.7% for the nine months ended September 30, 2020 and 2019, respectively, which represents the effective tax rates on the consolidated GreenSky, Inc. entity inclusive of the income taxes on the portion of GS Holdings' earnings that are attributable to noncontrolling interests.
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

	Level	September 30, 2020		December 31, 2019
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents(1)	1	$113,573	$113,573	$195,760	$195,760
Loan receivables held for sale, net(2)	2	543,316	547,391	51,926	55,958
Servicing assets(3)	3	30,408	30,408	30,459	30,459
Liabilities:
Finance charge reversal liability(3)	3	$187,512	$187,512	$206,035	$206,035
Term loan(1)	1	453,342	442,467	384,497	392,201
Interest rate swap(3)	2	15,609	15,609	2,763	2,763
Servicing liabilities(3)	3	2,375	2,375	3,796	3,796
Sales facilitation obligations(3)	2	18,262	18,262	—	—
(1)Disclosed, but not carried, at fair value. The increase in fair value of the term loan at September 30, 2020 compared to December 31, 2019 is primarily a result of the incremental term loan of $75.0 million entered into in June 2020, offset by a decrease related to COVID-19 impacts on the U.S. corporate debt market. Refer to Note 7 for additional details.
(2)Measured at fair value on a recurring basis. Loan receivables held for sale are recorded net of provision for credit losses.
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
Loan receivables held for sale, net
Loan receivables held for sale are recorded in the Unaudited Condensed Consolidated Balance Sheets at the lower of cost or fair value and, therefore, are measured at fair value on a nonrecurring basis. Prior to 2020, the fair value of our loan receivables held for sale historically approximated par value, as we have consistently sold loans for the full current balance transactions with our Bank Partners. With the implementation of the SPV in 2020 to facilitate purchases of participation interests in loans, our loans receivable held for sale are primarily loan participations owned by the SPV and are expected to be sold to institutional investors, financial institutions and other capital markets investors. Fair value of our loan receivables held for sale is determined based on the anticipated sale price of such participations to third parties. Loan receivables held for sale are classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from observable values of loan receivables with similar terms and characteristics.
Interest rate swap
In June 2019, we entered into a $350.0 million notional, four-year interest rate swap agreement to hedge changes in our cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan to a fixed-

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

rate basis, thus reducing the impact of interest rate changes on future interest expense. This swap involves the receipt of variable-rate amounts in exchange for fixed interest rate payments over the life of the agreement without an exchange of the underlying notional amount and was designated for accounting purposes as a cash flow hedge. The interest rate swap is carried at fair value on a recurring basis in the Unaudited Condensed Consolidated Balance Sheets and is classified within Level 2 of the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. The fair value was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.
Finance charge reversal liability
Our Bank Partners offer certain loan products that have a feature whereby the account holder is provided a promotional period to repay the loan principal balance in full without incurring a finance charge. For these loan products, our Bank Partners bill interest each month throughout the promotional period and, under the terms of the contracts with our Bank Partners, we are obligated to pay this billed interest to the Bank Partners if an account holder repays the loan balance in full within the promotional period. Therefore, the monthly process of billing interest on deferred loan products triggers a potential future finance charge reversal ("FCR") liability for the Company. The FCR component of our Bank Partner contracts qualifies as an embedded derivative. The FCR liability is not designated as a hedge for accounting purposes and, as such, changes in its fair value are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$198,755	$164,979	$206,035	$138,589
Receipts(1)	62,631	43,233	166,939	114,287
Settlements(2)	(95,706)	(68,838)	(295,848)	(191,049)
Fair value changes recognized in cost of revenue(3)	21,832	43,616	110,386	121,163
Ending balance	$187,512	$182,990	$187,512	$182,990
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
(2)Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that were repaid within the promotional period. The three and nine months ended September 30, 2020 also includes $4.3 million and $24.3 million, respectively, of billed finance charges not yet collected on participations in loans held by the SPV, which were paid to the Bank Partner in full as of the participation purchase dates.
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
Discount rate: The discount rate reflects the time value of money adjusted for a risk premium and decreased from December 31, 2019 primarily due to the decreased interest rate environment primarily resulting from the COVID-19 pandemic.
The following table presents quantitative information about the significant unobservable inputs used to value the Level 3 FCR liability as of the dates presented.

	September 30, 2020		December 31, 2019
	Range	Weighted Average	Range	Weighted Average
Reversal rate	63.0% – 95.5%	87.3%	60.0 – 96.8%	87.5%
Discount rate	3.5%	3.5%	5.2%	5.2%
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
Charged-Off Receivables
Historically, we have periodically transferred our rights to previously charged-off loan receivables ("Charged-Off Receivables") in exchange for a cash payment based on the expected recovery rate of such loan receivables, which consist primarily of previously charged-off Bank Partner loans. We have no continuing involvement with these Charged-Off Receivables other than performing reasonable servicing and collection efforts. The proceeds from transfers of Charged-Off Receivables attributable to Bank Partner loans are recognized on a collected basis as reductions to cost of revenue, which reduces the fair value adjustment to the FCR liability in the period of transfer. The proceeds from transfers of Charged-Off Receivables attributable to loan receivables held for sale are recognized on a collected basis as reductions to sales, general and administrative expense, which reduces the valuation allowance for loan receivables held for sale. There were no transfers of Charged-Off Receivables during the nine months ended September 30, 2020. As such, we retain the rights to Charged-Off Receivables and recognize recoveries on a collected basis each period.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table presents details of Charged-Off Receivables transfers during the three and nine months ended September 30, 2019.

	Aggregate Unpaid Balance			Proceeds
	Bank Partner loans	Loan receivables held for sale	Total	Bank Partner loans	Loan receivables held for sale	Total
Three Months Ended September 30, 2019	$56,876	$237	$57,113	$7,921	$33	$7,954
Nine Months Ended September 30, 2019	164,113	1,264	165,377	22,703	174	22,877
During the three months ended September 30, 2020 and 2019, $6,327 thousand and $5,574 thousand, respectively, of the aggregate unpaid balance on cumulative transferred Charged-Off Receivables was recovered through our servicing efforts on behalf of our Charged-Off Receivables investors. During the nine months ended September 30, 2020 and 2019, such recoveries on behalf of our Charged-Off Receivables investors were $17,539 thousand and $16,229 thousand, respectively.
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
Contractually specified servicing fees recorded within servicing revenue in the Unaudited Condensed Consolidated Statements of Operations totaled $28,238 thousand and $24,261 thousand for the three months ended September 30, 2020 and 2019, respectively, and $87,261 thousand and $65,246 thousand for the nine months ended September 30, 2020 and 2019, respectively. The cash flow impacts of our assets and liabilities that are measured at fair value on a recurring basis are included within net cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. In the second half of 2019, we renegotiated certain Bank Partner agreements where the Company agreed to post additional escrow and increase the agreed-upon Bank Partner portfolio yield. In exchange for these considerations, we received an increase in our loan servicing fees from the Bank Partners. We determined that the increase in servicing fees resulted in an increase to the fair value of our servicing assets for these Bank Partners. We also anticipate that, all other factors remaining constant, these increased servicing fees will contribute to lower incentive payments received in future periods from the Bank Partners.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table reconciles the beginning and ending fair value measurements of our servicing assets associated with Bank Partner loans during the period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$31,200	$8,966	$30,459	$—
Additions, net(1)	407	2,169	2,391	2,169
Fair value changes recognized in servicing revenue(2)	(1,199)	14,196	(2,442)	23,162
Ending balance	$30,408	$25,331	$30,408	$25,331
(1)For the three and nine months ended September 30, 2020, includes additions through assumptions of servicing obligations each time a loan is originated on our platform by a Bank Partner, as well as through transfers of loan receivables between Bank Partners or of loan receivables between GreenSky and Bank Partners and is net of the impact of loan principal pay downs in the Bank Partner portfolios. Additions are recognized in servicing revenue in the Unaudited Condensed Consolidated Statements of Operations.
(2)For the three and nine months ended September 30, 2020, primarily reflects the reduction of our servicing assets due to the passage of time and impact of purchases of participations in loans by the SPV. For the three and nine months ended September 30, 2019, primarily reflective of an increase to the contractually specified fixed servicing fee for one of our Bank Partners.
The following table reconciles the beginning and ending fair value measurements of our servicing liabilities associated with transferring our rights to Charged-Off Receivables during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$2,799	$3,347	$3,796	$3,016
Initial obligation from transfer of Charged-Off Receivables(1)	—	685	—	1,983
Fair value changes recognized in other gains (losses), net(2)	(424)	(494)	(1,421)	(1,461)
Ending balance	$2,375	$3,538	$2,375	$3,538
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

Input	September 30, 2020		December 31, 2019
	Range	Weighted Average	Range	Weighted Average
Cost of servicing (basis points)	57.5 – 108.0	106.5	57.5 – 108.0	106.2
Discount rate	18.0%	18.0%	18.0%	18.0%
Weighted average remaining life (years)	2.4 – 5.9	2.4	2.3 – 5.9	2.4
Recovery period (years)	1.8 - 4.2	3.3	2.6 – 4.9	4.1
A significant increase or decrease in the market cost of servicing could have resulted in significantly lower or higher, respectively, servicing assets and higher or lower, respectively, servicing liabilities as of the measurement date.
A significant increase or decrease in the discount rate could have resulted in lower or higher, respectively, servicing assets and liabilities as of the measurement date. However, as the weighted average remaining life of loans is relatively short, we would not expect significant changes in the discount rate to materially impact the fair value measure.
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
Sales facilitation obligations
In May 2020, as part of implementing GreenSky's program to accomplish alternative funding structures, the Company entered into a series of agreements (collectively, the “Facility Bank Partner Agreements”) with an existing Bank Partner, to provide a framework for the programmatic sale of loan participations and whole loans by that Bank Partner to third parties. Under the Facility Bank Partner Agreements, it is contemplated that potential purchasers will issue purchase commitments to the Bank Partner. The Company has certain sales facilitation obligations related thereto that qualify as embedded derivatives and are not designated as hedges for accounting purposes. As such, these sales facilitation obligations are recorded at fair value and changes in their respective fair value are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

First, the Company has agreed under the Facility Bank Partner Agreements to facilitate sales by the Bank Partner of loan participations and whole loans to third parties (including sales to the Company or its affiliates, including the SPV) by funding into an escrow account, established by the Company for the Bank Partner, the shortfall (if any) in purchase price commitment below par (“purchase price discount”) at the time a purchase commitment is made. The Bank Partner has agreed that it will fund into the escrow account any purchase price in excess of par (“purchase price premium”) associated with a sale. Any purchase price discount will net settle with any contemporaneous purchase price premiums upon sale of the loan participations or whole loans, with a net discount being settled by a release of escrow funds to the Bank Partner at sale and a net premium being settled by a release of excess escrow funds (above minimum escrow requirements), if any, to the Company shortly following the sale. Because the purchase commitments that have been issued to date and the loan participation sales that have occurred to date have been conducted at par between the Bank Partner and the Company, there have been no purchase price discounts or purchase price premiums under the Facility Bank Partner Agreements and, therefore, no related escrow or liability as of September 30, 2020.
Second, the Company may, from time to time, directly issue to the Bank Partner commitments to purchase loan participations at par under the Facility Bank Partner Agreements. The fair value of the resulting sales facilitation obligations are based on the difference between par and the anticipated sale prices of such participations to third parties, including institutional investors, financial institutions and other capital markets investors. As such, the fair value is classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from observable values of loan receivables with similar terms and characteristics.
At September 30, 2020, the Company had sales facilitation obligations for which the fair value of the liability was $18.262 million. As the third quarter of 2020 was the first period for which such liability existed, the change in fair value for the three and nine months ended September 30, 2020 was $18.262 million and is reflected in cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 4. Loan Receivables Held for Sale
The following table summarizes the activity in the balance of loan receivables held for sale, net at lower of cost or fair value during the periods indicated.

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$51,926	$2,876
Additions(1)	906,850	96,704
Proceeds from sales and borrower payments(2)	(370,142)	(67,355)
Loss on sale	(19,685)	—
Decrease (increase) in valuation allowance(3)	(19,441)	(637)
Transfers(4)	(161)	243
Write-offs and other(5)	(6,031)	(1,462)
Ending balance	$543,316	$30,369
(1)Includes purchase of $754.8 million participations in loans by the SPV.
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
(3)Valuation allowance includes an increase in lower of cost or market fair value adjustments on our SPV Participations of $17,332 thousand and $0 during the nine months ended September 30, 2020 and 2019, respectively, and an increase in provision for credit losses of $2,109 thousand during the nine months ended September 30, 2020 and an increase in provision for credit losses of $637 thousand during the nine months ended September 30, 2019.
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
(5)We received recovery payments of $265 thousand and $33 thousand during the nine months ended September 30, 2020 and 2019, respectively. Recoveries of principal and finance charges and fees on previously written off loan receivables held for sale are recognized on a collected basis. Separately, during the nine months ended September 30, 2020 and 2019, write-offs and other were reduced by $0 and $174 thousand, respectively, related to cash proceeds received from transferring our rights to Charged-Off Receivables attributable to loan receivables held for sale. The cash proceeds received were recorded within sales, general and administrative expense in the Unaudited Condensed Consolidated Statements of Operations.
The following table presents activities associated with our loan receivable sales and servicing activities during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain (loss) on sold loan receivables held for sale	$(19,685)	$—	$(19,685)	$—
Cash Flows
Sales of loans	$300,641	$—	$340,657	$63,673
Servicing fees	(1,282)	924	3,529	2,660

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

	September 30, 2020	December 31, 2019
Total principal balance	$449,159	$326,556
Delinquent loans (unpaid principal balance)	12,945	18,033

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net charge-offs (unpaid principal balance)	$1,597	$4,457	$7,847	$12,664

Note 5. Accounts Receivable
As of September 30, 2020, our allowance for losses on accounts receivable was measured under ASC 326. Historically, the majority of our pools of accounts receivable did not have write-offs. For the pool of accounts receivable for which we had historical write-offs, we used an aging method and the average 12-month historical loss rate as a basis for estimating credit losses on the current accounts receivable balance. In the absence of relevant historical loss experience for the other pools of accounts receivables, we also used this average 12-month loss rate to inform our estimate of credit losses on those balances. For each pool of accounts receivable, we considered the conditions at the measurement date and reasonable and supportable forecasts about future conditions to consider if adjustments to the historical loss rate were warranted. Given our methods of collecting funds on merchant and servicing receivables, that we have not observed meaningful changes in our counterparties' abilities to pay, and that we establish an allowance for all delinquent accounts receivable (typically deemed to be 31 days or more past due), providing for a maximum 30-day term of our accounts receivable balances, we determined that our historical loss rates remain most indicative of our lifetime expected losses.
Accounts receivable consisted of the following as of the dates indicated.

	Accounts Receivable, Gross	Allowance for Uncollectible Amounts	Accounts Receivable, Net
September 30, 2020
Transaction related	$11,094	$(217)	$10,877
Servicing related	10,059	—	10,059
Total	$21,153	$(217)	$20,936
December 31, 2019
Transaction related	$12,863	$(238)	$12,625
Servicing related	6,868	—	6,868
Total	$19,731	$(238)	$19,493

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table summarizes the activity in the balance of allowance for uncollectible amounts during the periods indicated.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Beginning balance	$(218)	$(238)
Provision for expected losses	(133)	(511)
Write-offs	230	628
Recoveries	(96)	(96)
Ending balance	$(217)	$(217)

Note 6. Property, Equipment and Software
Property, equipment and software were as follows as of the dates indicated.

	September 30, 2020	December 31, 2019
Furniture	$2,692	$2,907
Leasehold improvements	4,649	4,902
Computer hardware	2,638	2,494
Software	29,330	20,126
Total property, equipment and software, at cost	39,309	30,429
Less: accumulated depreciation	(6,221)	(5,701)
Less: accumulated amortization	(10,450)	(6,419)
Total property, equipment and software, net	$22,638	$18,309

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
We contemporaneously settled the outstanding principal balance on the original term loan of $349.1 million with the issuance of the $400.0 million modified term loan. An original issuance discount of $1.0 million was reported as a direct deduction from the face amount of the modified term loan. Therefore, the gross proceeds of the modified term loan were $399.0 million. The proceeds from the modified term loan were primarily used to repay the outstanding principal balance on the original term loan and to pay $1.2 million of third party costs, including legal and debt arrangement costs, which were immediately expensed on the modification date. The remaining $48.8 million of proceeds were used to provide for distributions to certain equity holders and a related party prior to the Company's IPO. With the exception of the payments to the related party, which were related party expenses, the payments were accounted for as distributions. See Note 11 for distribution and payment details. As of September 30, 2020 and December 31, 2019, we had no borrowings under the revolving loan facility.
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
An original issuance discount of $3.0 million was reported as a direct deduction from the face amount of the incremental term loan. Fees paid to the lender of $1.6 million were deferred over the remaining life of the term loan on the modification date. Therefore, the initial gross proceeds of the incremental term loan were $70.4 million. The proceeds from the incremental term loan were used to pay third party costs, including legal fees, which were immediately expensed on the modification date. The remaining proceeds were used for general corporate purposes and to enhance the Company's overall liquidity position.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Key details of the term loan are as follows:

	September 30, 2020	December 31, 2019
Term loan, face value(1)	$464,813	$393,000
Unamortized debt discount(2)	(5,463)	(3,115)
Unamortized debt issuance costs(2)	(6,008)	(5,388)
Term loan	$453,342	$384,497
(1)The principal balance of the term loan is scheduled to be repaid on a quarterly basis at an amortization rate of 0.25% per quarter through December 31, 2024, with the balance due at maturity.
(2)For the three months ended September 30, 2020 and 2019, debt discount of $311 thousand and $153 thousand, respectively, and debt issuance costs of $342 thousand and $265 thousand, respectively, were amortized into interest expense in the Unaudited Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2020 and 2019, debt discount of $651 thousand and $461 thousand, respectively, and debt issuance costs of $887 thousand and $797 thousand, respectively, were amortized into interest expense in the Unaudited Condensed Consolidated Statements of Operations.
Revolving loan facility. Under the 2018 Amended Credit Agreement, the maturity date of the $100.0 million revolving loan facility was extended to March 29, 2023. Further, the interest margin applied to revolving loans that incur interest at a base rate was modified to 2.00% per annum and the margin applied to revolving loans that incur interest at an adjusted LIBOR rate was modified to 3.00% per annum. However, if our first lien net leverage ratio is equal to or above 1.50 to 1.00, these interest margins are raised to 2.25% and 3.25%, respectively. Lastly, the 2018 Amended Credit Agreement provided for a $10.0 million letter of credit, which, to the extent drawn upon, would reduce the amount of availability under the revolving loan facility by the same amount. We had drawn $1.0 million on our available letter of credit as of September 30, 2020.
We are subject to a quarterly commitment fee based on the daily unused amount of the revolving loan facility, inclusive of the aggregate amount available to be drawn under letters of credit. The quarterly commitment fee rate is 0.50% per annum when our first lien net leverage ratio is above 1.50 to 1.00, but is reduced to 0.375% for any quarterly period in which our first lien net leverage ratio is equal to or below 1.50 to 1.00. For the three months ended September 30, 2020 and 2019, we recognized $2 thousand and $96 thousand, respectively, of commitment fees within interest expense in the Unaudited Condensed Consolidated Statements of Operations. Commitment fees were $128 thousand and $285 thousand for the nine months ended September 30, 2020 and 2019, respectively.
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
We were in compliance with all covenants, both financial and non-financial, as of September 30, 2020 and December 31, 2019.

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
Asset-backed Revolving Credit Facility
In May 2020, the SPV entered into a warehouse credit agreement with JPMorgan Chase Bank, N.A. ("JPMorgan") to establish an asset-backed revolving credit facility to finance purchases by the SPV of participation interests in loans originated through the GreenSky program (the "SPV Facility"). The SPV Facility provides a revolving committed financing of $300.0 million, with an additional $200.0 million uncommitted accordion that was accessed in July 2020. The interest rate on the SPV Facility is the applicable commercial paper conduit funding rate (or, if the lenders do not fund their advances under the SPV Facility through commercial paper markets, 3-month LIBOR plus 0.50%) plus 2.50%. The revolving funding period is one year and the maturity date is May 10, 2022. Upon obtaining the financing commitment, the SPV was required to pay to JPMorgan an upfront, nonrefundable fee ("upfront fees") equal to 0.15% of loan commitments. The SPV paid upfront fees of $0.5 million in conjunction with the closing of the SPV Facility in May. As of September 30, 2020, the outstanding balance on the SPV Facility was $432.8 million.
Following the third month anniversary of the closing date, the Company is subject to a daily unused fee based on a percentage of the total $300.0 million of financing that remains unused. The unused fee rate is 0.50% per annum when the aggregate loan principal balance is greater than or equal to 50% of the commitments, and 1.00% if the aggregate loan principal balance is less than 50% of the commitments. The SPV paid various other legal and banking fees associated with obtaining the financing, including upfront fees, of approximately $1.0 million which were deferred over the life of the SPV Facility. During the three and nine months ended September 30, 2020, we amortized $125.6 thousand and $209.4 thousand, respectively, of these fees into cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
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
As of September 30, 2020, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

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
As part of the Facility Bank Partner Agreements, the Company has certain sales facilitation obligations that qualify as embedded derivatives and are not designated as hedges for accounting purposes. As such, changes in their fair value are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. See Note 3 for additional information on sales facilitation obligations.
Derivative Instruments on our Unaudited Condensed Consolidated Financial Statements
The following table presents the fair values and Unaudited Condensed Consolidated Balance Sheets locations of our derivative instruments as of the dates indicated.

	Balance Sheet Location	September 30, 2020	December 31, 2019
Designated as cash flow hedges
Interest rate swap	Other liabilities	$15,609	$2,763
Not designated as hedges
FCR liability	Finance charge reversal liability	$187,512	$206,035
Sales facilitation obligations	Other liabilities	18,262	—
The following table presents the impacts of our derivative instruments on our Unaudited Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Designated as cash flow hedges
Interest rate swap – gain (loss) reclassified into interest expense	$(1,459)	$410	$(2,706)	$410
Interest rate swap – gain (loss) reclassified into income tax expense	141	(35)	253	(35)
Not designated as hedges
FCR liability – change in fair value recorded in cost of revenue	$21,832	$43,616	$110,386	$121,163
Sales facilitation obligations - change in fair value recorded in cost of revenue	18,262	—	18,262	—
Our derivative instrument activities are included within operating cash flows in our Unaudited Condensed Consolidated Statements of Cash Flows.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the components of accumulated other comprehensive income (loss) associated with our cash flow hedge, which exclude amounts pertaining to noncontrolling interests, for the period presented. There was no accumulated other comprehensive income (loss) activity during the three and nine months ended September 30, 2019.

Cash Flow Hedge	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Accumulated other comprehensive income (loss), beginning balance	$(4,756)	$(756)
Other comprehensive income (loss) before reclassifications and tax	(511)	(6,251)
Tax (expense) benefit	125	1,515
Other comprehensive income (loss) before reclassifications, net of tax	(386)	(4,736)
Reclassifications out of accumulated other comprehensive income (loss), net of tax(1)	437	787
Net (increase) decrease in other comprehensive loss	51	(3,949)
Accumulated other comprehensive income (loss), ending balance	$(4,705)	$(4,705)
(1)Net of tax benefit of $141 thousand and $253 thousand during the three and nine months ended September 30, 2020, respectively.
Based on the current interest rate environment, the Company estimates that approximately $5.8 million of net unrealized gains (losses) reported in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.
Note 9. Other Liabilities
The following table details the components of other liabilities in the Unaudited Condensed Consolidated Balance Sheets as of the dates indicated.

	September 30, 2020	December 31, 2019
Transaction processing liabilities	$28,305	$24,465
Servicing liabilities(1)	2,375	3,796
Distributions payable	3,470	5,978
Interest rate swap(2)	15,609	2,763
Tax related liabilities(3)	859	873
Operating lease liabilities	11,151	13,884
Accruals and other liabilities	12,688	9,442
Sales facilitation obligations	18,262	—
Other liabilities	$92,719	$61,201
(1)We elected the fair value method to account for our servicing liabilities. Refer to Note 3 for additional information.
(2)Refer to Note 3 and Note 8 for additional information on our interest rate swap, which was in a liability position as of September 30, 2020 and December 31, 2019.
(3)Tax related liabilities primarily include certain taxes payable related to the Reorganization Transactions.
Note 10. Noncontrolling Interests
GreenSky, Inc. is the sole managing member of GS Holdings and consolidates the financial results of GS Holdings. Therefore, the Company reports a noncontrolling interest based on the Holdco Units held by the Continuing LLC Members. Changes in GreenSky, Inc.’s ownership interest in GS Holdings, while GreenSky, Inc. retains its controlling interest in GS Holdings, are accounted for as equity transactions. As such, future redemptions or direct exchanges of Holdco Units by the Continuing LLC Members (with automatic cancellation of an equal

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Unaudited Condensed Consolidated Financial Statements representing the GS Holdings interests held by Continuing LLC Members. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the noncontrolling interests. During the three months ended September 30, 2020 and 2019, GreenSky, Inc. had a weighted average ownership interest in GS Holdings of 39.6% and 35.4%, respectively. During the nine months ended September 30, 2020 and 2019, GreenSky, Inc. had a weighted average ownership interest in GS Holdings of 37.6% and 34.1%, respectively.
As of September 30, 2020 and December 31, 2019, GreenSky, Inc. had 75,307,501 and 66,424,838 shares, respectively, of Class A common stock outstanding, which resulted in an equivalent amount of ownership of Holdco Units. During the nine months ended September 30, 2020, an aggregate of 6.3 million Holdco Units were exchanged by the Continuing LLC Members (with automatic cancellation of Class B common stock) for 6.3 million newly-issued shares of Class A common stock, and 3.1 million shares of Class A restricted stock were issued, which increased our total ownership interest in GS Holdings to 41.3% as of September 30, 2020 from 36.9% as of December 31, 2019.
Note 11. Stockholders Equity (Deficit)
Treasury Stock
As of September 30, 2020, there were 14,237,941 shares of Class A common stock held in treasury, including: (i) purchases of 13,425,688 shares at a cost of $146.1 million, (ii) 582,825 shares associated with forfeited restricted stock awards, and (iii) 229,428 shares associated with tax withholdings upon vesting of restricted stock awards. There were no reissuances of treasury shares during the nine months ended September 30, 2020.
Warrants
In January 2019, a warrant issued in January 2014 to an affiliate of one of the members of the former GSLLC board of managers was fully exercised on a cashless basis, which resulted in the issuance of 1,180,163 Holdco Units and an equal number of shares of Class B common stock.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Distributions
The following table summarizes activity associated with our non-tax and tax distributions during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Remaining Reserved Payment(1)
(in millions)	2020	2019	2020	2019
Non-tax distributions previously declared and paid upon vesting
Credit Agreement Distributions(2)
Distributions	$0.4	$0.5	$1.6	$2.5	$2.3
Related party payments	—	—	—	0.6	—
Special Operating Distributions(3)
Distributions	0.2	0.3	0.9	1.3	1.2
Related party payments	—	—	—	0.2	—
Tax distributions	17.0	4.6	48.5	18.6	—
Total	$17.6	$5.4	$51.0	$23.2	$3.5
(1)As of September 30, 2020, all remaining portions of the non-tax distributions were recorded within other liabilities in the Unaudited Condensed Consolidated Balance Sheets.
(2)See Note 7 for discussion of distributions using the proceeds from our borrowings, a portion of which were declared to related parties, for which no payments were made during the three and nine months ended September 30, 2020 and for which all payments were satisfied as of September 30, 2019.
(3)In May 2018, we declared a special operating distribution of $26.2 million, a portion of which was declared to a related party, for which no payments were made during the three and nine months ended September 30, 2020 and for which all payments were satisfied as of September 30, 2019. In December 2017, we declared a $160.0 million special cash distribution to Holdco Unit holders and holders of profits interests.
Note 12. Share-Based Compensation
The Company has the following types of share-based compensation awards outstanding as of September 30, 2020: Class A common stock options, unvested Holdco Units and unvested Class A common stock awards. We recorded share-based compensation expense of $4,334 thousand and $3,777 thousand for the three months ended September 30, 2020 and 2019, respectively, and $11,306 thousand and $9,713 thousand for the nine months ended September 30, 2020 and 2019, respectively, which is included within compensation and benefits expense in the Unaudited Condensed Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Class A Common Stock Options
Class A common stock option ("Options") activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Number of Options	Weighted Average Exercise Price	Number of Options
Outstanding at beginning of period	4,181,909	$11.36	8,053,292
Granted(1)	1,134,644	3.74	1,610,407
Exercised(2)(3)	(105,000)	5.65	(5,188,465)
Forfeited	(406,615)	19.16	(232,819)
Expired(4)	(117,704)	18.13	(12,500)
Outstanding at end of period(5)	4,687,234	$8.80	4,229,915
Exercisable at end of period(5)(6)	1,848,493	$8.28	1,052,998
(1)Weighted average grant date fair value of Options granted during the nine months ended September 30, 2020 and 2019 was $1.73 and $3.39, respectively.
(2)The total intrinsic value of Options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, during the nine months ended September 30, 2020 and 2019 was $0.2 million and $27.7 million, respectively.
(3)During the nine months ended September 30, 2020, Options exercisable for 105,000 shares of Class A common stock were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 15,051 shares of Class A common stock and for which the Company paid withholding taxes of $0.1 million.
Employees paid $0.3 million to the Company during the nine months ended September 30, 2019 to exercise Options, which resulted in the issuance of 37,497 shares of Class A common stock. In addition, during this period, Options exercisable for 5,150,964 shares of Class A common stock were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 2,235,572 shares of Class A common stock and for which the Company paid withholding taxes of $12.4 million.
(4)Expired Options represent vested, underwater Options that were not exercised by terminated employees within 30 days from the employment termination date, as stipulated in the Option award agreements.
(5)The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of the date indicated:

September 30, 2020
Aggregate intrinsic value (in millions)
Options outstanding	$2.3
Options exercisable	$1.5
Weighted average remaining term (in years)
Options outstanding	7.5
Options exercisable	5.7

(6)The total fair value, based on grant date fair value, of Options that vested during the nine months ended September 30, 2020 and 2019 was $3.2 million and $2.1 million, respectively.

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

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Number of Holdco Units	Weighted Average Grant Date Fair Value	Number of Holdco Units
Unvested at beginning of period	1,112,607	$23.00	2,514,856
Forfeited	—	N/A	(294,734)
Vested(1)	(336,127)	23.00	(750,826)
Unvested at end of period	776,480	$23.00	1,469,296
(1)The total fair value, based on grant date fair value, of previously unvested Holdco Units that vested during the nine months ended September 30, 2020 and 2019 was $7.7 million and $17.3 million, respectively.
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
Unvested Class A common stock activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Class A Common Stock	Weighted Average Grant Date Fair Value	Class A Common Stock
Unvested at beginning of period	2,999,343	$11.53	454,561
Granted	3,140,959	3.84	2,850,206
Forfeited(1)	(360,230)	11.60	(173,154)
Vested(2)	(791,662)	11.91	(106,684)
Unvested at end of period	4,988,410	$6.62	3,024,929
(1)Forfeited shares of unvested Class A common stock associated with restricted stock awards are held in our treasury stock account. Refer to Note 11 for additional information on our treasury stock.
(2)The total fair value, based on grant date fair value, of previously unvested Class A common stock that vested during the nine months ended September 30, 2020 and 2019 was $9.4 million and $2.4 million, respectively.

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
For the three months ended September 30, 2020, the Company has utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. In the third quarter of 2020, the Company used the discrete approach because it was unable to reasonably estimate its annual effective rate due to the variability of the rate as a result of the uncertainty in estimating annual pretax earnings based primarily on fluctuations in pre-tax income and loss between quarters thus far in 2020 and the potential impacts of mark-to-market accounting and of COVID-19 on the fourth quarter.
The Company’s effective tax rate for the three and nine months ended September 30, 2020 was 6.5% and 13.2%, respectively, and the Company recorded $197 thousand and $799 thousand of income tax expense for the three and nine months ended September 30, 2020, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2020 was less than our combined federal and state statutory tax rate of 24.3%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests. The effective tax rate for the three and nine months ended September 30, 2020 included the effects of stock-based compensation shortfalls, which are required to be recorded discretely in the interim period in which those items occur. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax; therefore, the effective tax rate can vary from period to period.
The Company's effective tax rate for the three and nine months ended September 30, 2019 was 3.4% and (4.0)%, respectively, and the Company recorded $1,533 thousand of income tax expense and $3,528 thousand of income tax benefit for the three and nine months ended September 30, 2019, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2019 was less than our combined federal and state statutory tax rate of 24.1%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests. Further, the effective tax rate for the three and nine months ended September 30, 2019 included the effects of remeasuring net deferred tax assets due to a change in state tax rates and warrant and stock-based compensation deductions, which are required to be recorded discretely in the interim period in which those items occur.
As of September 30, 2020 and December 31, 2019, the total liability related to uncertain tax positions was $0.1 million and $0.1 million, respectively. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were immaterial as of September 30, 2020, and therefore did not impact the effective income tax rate.
Deferred tax assets, net of $385.5 million and $364.8 million as of September 30, 2020 and December 31, 2019, respectively, relate primarily to the basis difference in our investment in GS Holdings. This basis difference arose primarily as a result of the Reorganization Transactions, the IPO and subsequent exchanges of Class B common stock for Class A common stock.
As of September 30, 2020, we concluded based on the weight of all available positive and negative evidence that all of our deferred tax assets are more likely than not to be realized. As such, no additional valuation allowance was recognized.

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
As of September 30, 2020 and December 31, 2019, the Company had a liability of $307.3 million and $311.7 million, respectively, related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Unaudited Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2020, we made a payment, inclusive of interest, of $12.8 million to members of GS Holdings pursuant to the TRA. During the three and nine months ended September 30, 2019, we made a payment, inclusive of interest, of $0 and $4.7 million, respectively, to members of GS Holdings pursuant to the TRA.
Note 14. Commitments, Contingencies and Guarantees
Commitment
Leases
In accordance with ASC 842, Leases, we determine if an arrangement is or contains a lease at inception of the contract. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We primarily lease our premises under multi-year, non-cancelable operating leases. Operating leases are included in Other assets and Other liabilities in our Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, we did not have any finance leases.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The operating lease ROU assets are increased by any prepaid lease payments and are reduced by any unamortized lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Base rent is typically subject to rent escalations on each annual anniversary from the lease commencement dates. Lease expense for lease payments, including any step rent provisions specified in the lease agreements, is recognized on a straight-line basis over the lease term and is included within property, office and technology and related party expenses in the Unaudited Condensed Consolidated Statements of Operations. Operating lease cost associated with our ROU assets and lease liabilities was $1,088 thousand and $1,034 thousand for the three months ended

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

September 30, 2020 and 2019, respectively, and $3,149 thousand and $2,818 thousand for the nine months ended September 30, 2020 and 2019, respectively. See Note 15 for additional information regarding office space leased from a related party.
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
As of September 30, 2020, we did not have any operating leases that had not yet commenced.
Supplemental cash flow and noncash information related to our operating leases were as follows for the period indicated.

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$3,491	$3,073
Noncash operating lease ROU assets obtained in exchange for operating lease liabilities
Resulting from our adoption of ASU 2016-02	$—	$11,279
Resulting from new or modified leases	9	2,975
Supplemental balance sheet information related to our operating leases was as follows as of the dates indicated.

	September 30, 2020	December 31, 2019
Operating lease ROU assets	$8,737	$11,268
Operating lease liabilities	$11,151	$13,884
Weighted average remaining lease term (in years)	2.6	3.3
Weighted average discount rate	5.8%	5.7%
For the periods presented, maturities of operating lease liabilities as of the date indicated and a reconciliation of the total undiscounted cash flows to the operating lease liabilities in the Unaudited Condensed Consolidated Balance Sheets, were as follows:

September 30, 2020
Remainder of 2020	$1,199
2021	4,897
2022	3,706
2023	1,501
2024	810
Thereafter	—
Total lease payments	$12,113
Less: imputed interest	(962)
Operating lease liabilities	$11,151
Covenants

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The agreements with our transaction processor and some Bank Partners impose financial covenants upon our wholly owned subsidiary, GSLLC. As of September 30, 2020 and December 31, 2019, GSLLC was in compliance with the financial covenant provisions in these agreements. In addition, the agreements entered into as part of our loan participation sales with institutional asset managers impose financial covenants upon GreenSky, Inc. As of September 30, 2020, GreenSky, Inc. was in compliance with the financial covenant provisions in those agreements. See Note 7 for discussion of financial and non-financial covenants associated with our borrowings.
Other Commitments
As of September 30, 2020 and December 31, 2019, the outstanding open and unused line of credit on approved loan receivables held for sale was $103.4 million and $4.9 million, respectively. We did not record a provision for these unfunded commitments, but believe we have adequate cash on hand to fund these commitments.
For certain Bank Partners, we maintain a restricted cash balance based on a contractual percentage of the total interest billed on outstanding deferred interest loans that are within the promotional period less previous FCR on such outstanding loans. As of September 30, 2020 and December 31, 2019, restricted cash in the Unaudited Condensed Consolidated Balance Sheets included $90.4 million and $75.0 million, respectively, associated with these arrangements.
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
Further, from time to time, we place Bank Partner loans on non-accrual and non-payment status (“Pended Status”) while we investigate consumer loan balance inquiries, which may arise from disputed charges related to work performed by third-party merchants. As of September 30, 2020, Bank Partner loan balances in Pended Status were $11.8 million. While it is management’s expectation that most of these loan balance inquiries will be resolved without incident, in certain instances we may determine that it is appropriate for the Company to permanently reverse the loan balance and assume the economic responsibility for the loan balance itself. We record a liability for these instances. As of September 30, 2020, our liability for potential Pended Status future losses was $4.3 million.
Legal Proceedings
The Company, together with certain of its officers and directors and one of its former directors (the “Individual Defendants”) and certain underwriters of the Company’s IPO (the "IPO"), were named in six putative class actions filed in the Supreme Court of the State of New York, all of which actions have been consolidated (In Re GreenSky, Inc. Securities Litigation (Consolidated Action), Index No. 655626/2018 (N.Y. Sup. Ct.) (the “State Case”)), and in two putative class actions filed in the United States District Court for the Southern District of New York (the "District Court"), both of which actions also have been consolidated (In Re GreenSky, Inc. Securities Litigation (Consolidated Action), Case No. 1:2018-cv-11071-AKH (S.D.N.Y.) (the “Federal Case” and, together with the State Case, the “Consolidated Cases”)). The plaintiffs in the Consolidated Cases generally assert on behalf of certain purchasers in the IPO claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

On April 22, 2020, the Supreme Court of the State of New York dismissed the State Case in its entirety and without leave to amend. On August 13, 2020, the plaintiffs filed a notice of appeal of the court's order.
On March 31, 2020, the Company (as a nominal defendant) and the Individual Defendants were also named in a putative stockholder derivative action alleging certain violations of state and federal law filed in the United States District Court for the District of Delaware, Pileggi v Zalik et al., Case No. 1:20-cv-00456 (D. Del.) (the “Derivative Case”). On August 12, 2020, the plaintiffs voluntarily dismissed the Derivative Case without prejudice.
The Company and the Individual Defendants intend to defend themselves vigorously in all respects in connection with the Consolidated Cases. Under certain circumstances, the Company may be obligated to indemnify some or all of the other defendants in the Consolidated Cases. The Company is unable to estimate the amount of reasonably possible losses it may incur with respect to the Consolidated Cases. Moreover, the Company has not determined that the likelihood of loss is probable. Therefore, the Company has not recorded any liability as of September 30, 2020 with respect to the Federal Case or the State Case.
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
Financial Guarantees
As of September 30, 2020, the contingent aspect of our financial guarantee was measured under ASC 326, Financial Instruments – Credit Losses, which requires us to estimate expected credit losses, and the impact of those estimates on our required payments under the financial guarantee arrangement, for loans within our Bank Partner portfolios that are either funded or approved for funding at the measurement date, but precludes us from including future loan originations by our Bank Partners. Consistent with the modeling of loan losses for any consumer loan portfolio assumed to go into "run-off," our recognized financial guarantee liability under this model represents a significant portion of the contractual escrow that we establish with each Bank Partner. Typically, changes in the estimated financial guarantee liability as measured under ASC 326 are driven primarily by new Bank Partner loans that are facilitated on our platform during the period and thereby increase the contractual escrow balance and, to a lesser degree, by changes in underlying assumptions.
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
Credit losses: We use lifetime historical credit loss experience for each loan plan comprising a Bank Partner's loan portfolio as a basis for estimating future credit losses. In assessing the current conditions and forecasts of future conditions as of September 30, 2020, we primarily considered the current and expected economic impacts of the COVID-19 pandemic on the macroeconomic environment, including the increase in unemployment and various mandatory state and local stay-at-home orders, as well as initiatives undertaken by the Company to mitigate credit losses, such as the emphasis on our Bank Partners' super-prime promotional loan programs with our

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

merchants and offering loan deferral options to GreenSky program borrowers. Based on this assessment, we adjusted for an increase to our historical credit loss experience beginning in the second half of 2020 through mid-2021. All other factors remaining constant, higher credit losses reduce our incentive payments and thereby increase our risk of loss for escrow usage. Generally, higher credit losses earlier in the forecast period expose us to greater risk of loss under our financial guarantee arrangements, as the contractual escrow balance is highest early in the forecast period in conjunction with the outstanding portfolio balance in a "run-off" scenario.
As of September 30, 2020, the estimated value of the escrow financial guarantee was $161.0 million relative to our $175.5 million contractual escrow that was included in our restricted cash balance as of September 30, 2020. Subsequent to our adoption of ASU 2016-13 on January 1, 2020, the change in the liability of $28.4 million was recognized as a non-cash charge in financial guarantee expense in the Unaudited Condensed Consolidated Financial Statements. Refer to Note 1 for additional discussion of our accounting for financial guarantees.
During the third quarter of 2020, we amended a certain Bank Partner arrangement that resulted in the establishment of a credit support fund, calculated based on a percentage of the principal amount of certain loans funded or acquired by the Bank Partner, for the purposes of covering the first credit losses that occur for such loans. The credit support fund represents a financial guarantee for which we expect to pay out in its entirety and as such, the estimated value of the contingent portion as of September 30, 2020 was the same as the $2.0 million contractual amount that will be held in restricted cash.
The estimated contingent value of the financial guarantee of $16.7 million as of December 31, 2019 was measured in accordance with legacy guidance in ASC 450 and represented the amount of payments to Bank Partners from the escrow accounts that were expected to be probable of occurring based on then-current Bank Partner portfolio composition.
Note 15. Related Party Transactions
Lease
We lease office space from a related party under common management control for which lease expense is recognized within related party expenses in the Unaudited Condensed Consolidated Statements of Operations and for which operating lease ROU assets and operating lease liabilities are recognized within those respective line items in the Unaudited Condensed Consolidated Balance Sheets. Total operating lease cost related to this office space was $435 thousand and $435 thousand for the three months ended September 30, 2020 and 2019, respectively, and $1,304 thousand and $1,304 thousand for the nine months ended September 30, 2020 and 2019, respectively. Operating lease ROU assets and operating lease liabilities related to this office space were $4.1 million and $4.9 million, respectively, as of September 30, 2020, and $5.2 million and $6.2 million, respectively, as of December 31, 2019.
Contractual and Other Arrangements
In August 2018, we entered into an agreement in which an unrelated third party acted as a placement agent in connection with certain Charged-Off Receivables transfers and received a fee from us based on the proceeds received from such transfers. In performing these services, the third party agreed to use an affiliate of a member of the Board and, as such, we determined this arrangement to be related party in nature. In December 2018, the unrelated third party assigned its role in the agreement to the affiliate entity itself; therefore, the arrangement remained a related party transaction. We incurred expenses related to this arrangement of $159 thousand and $408 thousand during the three and nine months ended September 30, 2019, respectively, which are presented within related party expenses in the Unaudited Condensed Consolidated Statements of Operations. We did not incur any expenses related to this arrangement during the three and nine months ended September 30, 2020. There was no payable related to this arrangement as of September 30, 2020 and December 31, 2019.
We entered into non-interest bearing loan agreements with certain non-executive employees for which the remaining outstanding balances are forgiven ratably over designated periods based on continued employment with

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

the Company. As of September 30, 2020 and December 31, 2019, the remaining outstanding balances on these loan agreements were $103 thousand and $155 thousand, respectively, which are presented within related party receivables in the Unaudited Condensed Consolidated Balance Sheets.
There were no equity-based payments to non-employees that resulted in related party expenses during the nine months ended September 30, 2020 and 2019.
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
Further, management concluded that GreenSky, Inc. is GS Holdings' primary beneficiary based on two conditions. First, GreenSky, Inc., in its capacity as managing member with sole voting rights, has the power to direct the activities of GS Holdings that most significantly impact its economic performance, including selecting, terminating and setting the compensation of management responsible for implementing GS Holdings' policies and procedures, as well as establishing the strategic, operating and capital decisions of GS Holdings in the ordinary course of business. Second, GreenSky, Inc. has an obligation to absorb potential losses of GS Holdings or the right to receive potential benefits from GS Holdings in proportion to its weighted average ownership interest, which was 39.6% and 35.4% for the three months ended September 30, 2020 and 2019, respectively, and 37.6% and 34.1% for the nine months ended September 30, 2020 and 2019, respectively. Management considers this exposure to be significant to GS Holdings. As the primary beneficiary, GreenSky, Inc. consolidates the results of GS Holdings for financial reporting purposes under the variable interest consolidation model guidance in ASC 810.
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
GSLLC is a wholly-owned subsidiary of GS Holdings and is consolidated with GS Holdings. In May 2020, GSLLC formed Depositor as a wholly-owned subsidiary, which in turn formed the SPV as a wholly-owned subsidiary, for the purposes of establishing the SPV Facility to fund purchases of loan participations. GSLLC, on behalf of the Bank Partner that owns the loans underlying the loan participations, serves as the designated servicer of the SPV’s future loan receivables held for sale. Management concluded that the SPV is a variable-interest entity. In doing so, management determined that the activity that most significantly affects the performance of the SPV is the management by the servicer (GSLLC) of the credit losses, delinquencies and defaults that may occur in the underlying loan participations held by the SPV. These activities are contractually determined through the servicing arrangement, rather than through the 100% equity holding of the Depositor. Further, because GSLLC, as agent for the Bank Partner that owns the loans underlying the loan participations, has the power to direct these activities through a servicing arrangement, GSLLC is the primary beneficiary and should consolidate the SPV under the variable interest consolidation model guidance in ASC 810.
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
Pursuant to the Facility Bank Partner Agreements, GreenSky acts as servicer on behalf of a Bank Partner for the loans with respect to which loan participations have been sold to third parties. GreenSky has concluded that the third party that purchased loan participations in the third quarter of 2020 is a variable interest entity and, as a result of this at-market servicing arrangement, GreenSky maintains a variable interest in the third party purchaser. However, GreenSky is not the primary beneficiary of the purchaser and does not consolidate the purchaser, because GreenSky lacks the power to direct the activities of the purchaser that most significantly impact its economic performance. GreenSky's exposure to loss is limited to compensation provided through the servicing arrangement. The loan participations transferred to the purchaser qualified for sales treatment under ASC 860, Transfers and Servicing, as the receivables were legally isolated from the Company, the purchaser has the right to freely pledge or exchange its interests in the receivables, and the Company does not maintain effective control over the transferred receivables.
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

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$90,637	$177,730
Restricted cash	324,934	250,081
Loan receivables held for sale, net	543,316	51,926
Accounts receivable, net	20,936	19,493
Property, equipment and software, net	22,638	18,309
Other assets	50,145	49,648
Total assets(1)	$1,052,606	$567,187

Liabilities and Members Equity (Deficit)
Liabilities
Accounts payable	$15,096	$11,912
Accrued compensation and benefits	11,420	10,734
Other accrued expenses	4,564	3,244
Finance charge reversal liability	187,512	206,035
Term loan	453,342	384,497
SPV facility	432,840	—
Financial guarantee liability	162,999	16,698
Other liabilities	91,861	60,328
Total liabilities(2)	1,359,634	693,448

Members Equity (Deficit)
Equity (deficit) attributable to Continuing LLC Members	(190,125)	(80,758)
Equity (deficit) attributable to GreenSky, Inc.	(116,903)	(45,503)
Total members equity (deficit)	(307,028)	(126,261)
Total liabilities and members equity (deficit)	$1,052,606	$567,187
(1)Includes $569.7 million and $0 million of assets held by the SPV as of September 30, 2020 and December 31, 2019, respectively.
(2)Includes $454.1 million and $0 million of liabilities held by the SPV as of September 30, 2020 and December 31, 2019, respectively.
The following table reflects the impact of consolidation of GS Holdings, inclusive of the SPV, into the Unaudited Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue	$142,023	$153,529	$396,842	$396,679
Total costs and expenses	132,807	103,385	375,748	288,428
Operating profit	9,216	50,144	21,094	108,251
Total other income (expense), net	(6,192)	(4,536)	(15,136)	(14,708)
Net income	$3,024	$45,608	$5,958	$93,543

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table reflects the cash flow impact of GS Holdings, inclusive of the SPV, on the Unaudited Condensed Consolidated Statements of Cash Flows for the periods indicated.

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$(430,492)	$125,433
Net cash used in investing activities	(12,120)	(10,921)
Net cash provided by (used in) financing activities	430,372	(158,308)

Net increase (decrease) in cash and cash equivalents and restricted cash	(12,240)	(43,796)
Cash and cash equivalents and restricted cash at beginning of period	427,811	449,473
Cash and cash equivalents and restricted cash at end of period	$415,571	$405,677

Note 18. Subsequent Events
New Bank Funding Partnership
On October 20, 2020, the Company entered into a new, long-term, $600 million per year, bank funding partnership totaling up to $1.8 billion in the initial three-year term, for its elective healthcare vertical. Similar to our existing Bank Partner arrangements, this partnership entitles GreenSky to receive from the Bank Partner, in addition to the transaction fees GreenSky receives from merchants, monthly servicing fee, and allows GreenSky to receive monthly incentive payments when finance charges exceed an agreed-upon portfolio yield. Further, GreenSky established a credit support fund to cover a limited amount of credit losses associated with this Bank Partner's portfolio, and an escrow account to provide limited protection to the Bank Partner in the event that the finance charges billed to borrowers do not exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses in excess of the credit support fund.
Loan Participation Sales
Subsequent to September 30, 2020, the Company completed loan participation sales totaling approximately $320 million. The Company will continue to service the loans in exchange for a servicing fee. In connection with the sale, the Company repaid amounts under its SPV Facility and subsequently also borrowed amounts in connection with additional SPV loan participation purchases.

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
Executive Summary
Covid-19 Pandemic
On March 11, 2020, the World Health Organization designated the novel coronavirus disease (referred to as "COVID-19") as a global pandemic. In the second half of March 2020, the impact of COVID-19 and related actions to mitigate its spread within the U.S. began to impact our consolidated operating results. As of November 9, 2020, the date of filing this Quarterly Report on Form 10-Q, the duration and severity of the effects of COVID-19 remain unknown. Likewise, neither do we know the duration and severity of the impact of COVID-19 on members of the GreenSky ecosystem – our merchants, Bank Partners, and GreenSky program borrowers – or our associates. In addition to instituting a Company-wide work-at-home program to ensure the safety of all GreenSky associates and their families, we formed a GreenSky Continuity Team that is tasked with communicating to employees on a regular basis regarding such efforts as planning for contingencies related to the COVID-19 pandemic, providing updated information and policies related to the safety and health of all GreenSky associates, and monitoring the ongoing crisis for new developments that may impact GreenSky, our work locations and/or our associates. Our GreenSky Continuity Team is generally following the requirements and protocols as published by the U.S. Centers for Disease Control and Prevention and the World Health Organization, as well as state and local governments. As of the date of this filing, we have not begun to lift the actions put in place as part of our business continuity strategy, including work-at-home requirements and travel restrictions, and we do not believe that these protocols have materially adversely impacted our internal controls or financial reporting processes.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, includes provisions relating to direct economic assistance to American workers, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and temporary relief from certain troubled debt restructuring provisions. While we do not believe the impacts of the CARES Act were material during the three and nine months ended September 30, 2020, we continue to examine both the direct and indirect impacts that the CARES Act, and additional government relief measures, may have on our business, including impacts associated with the expiration of select CARES Act provisions.

The following are anticipated key impacts of COVID-19 on our business and response initiatives taken by the Company, in coordination with our network partners, to mitigate such impacts:
Transaction Volume. Our transaction volume began to be impacted significantly by COVID-19 in mid-March 2020 and continued to be impacted through the third quarter.
For the three and nine months ended September 30, 2020, our transaction volume decreased 10% and 6%, respectively, compared to the three and nine months ended September 30, 2019. Compared to the second quarter 2020, volumes for the third quarter were 9% higher which is partially due to the seasonality we have historically observed.
Consumer spending behavior has been significantly impacted by the COVID-19 pandemic, principally due to restrictions on "non-essential" businesses, issuances of stay-at-home orders, increased unemployment, uncertainties about the extent and duration of the pandemic and consumers' concerns with allowing merchant service providers into their home. To the extent this change in consumer spending behavior continues, we expect transaction volume to decline relative to the prior year. We expect any declines in transaction volume to reduce our transaction fees relative to 2019. In order for our merchants to better adapt to their customers' financing needs in the current economic environment, we collaborated with our merchants and, in response to their input, developed a suite of new promotional loan product offerings, primarily additional reduced rate and deferred interest loan products. The extent to which our home improvement merchants have remained open for business has varied across merchant category and geographical location within the U.S. The majority of elective healthcare providers had been temporarily closed nationwide due to state and local restrictions, prohibiting the performance of elective healthcare procedures and reducing our elective healthcare transaction volumes from mid-March through September to de minimis levels.
Portfolio Credit Losses. We entered the COVID-19 pandemic with historically strong credit performance and we believe our home improvement sector super-prime program borrowers, in particular, in concert with our focus on promotional credit, are strongly resilient. To maintain our strong credit position in this uncertain economic environment, we continue to emphasize our super-prime promotional loan programs with our merchants. Additionally, in partnership with our Bank Partners, GreenSky program borrowers impacted by COVID-19 who requested hardship assistance have received temporary relief from payments. As of September 30, 2020, less than 1% of the total servicing portfolio was in payment deferral. While our measures have thus far been effective in mitigating substantial credit losses, we anticipate increased portfolio credit losses in the fourth quarter of 2020 and into 2021 as compared to the prior periods. The timing and extent of these future portfolio credit losses is not yet know given the ongoing COVID-19 pandemic. These potential credit losses would reduce our incentive payments from our Bank Partners. We also provide limited protection to the Bank Partners through our restricted escrow accounts. Increases in credit losses have the effect of reducing our incentive payments from Bank Partners, thereby (absent any other factors) increasing our fair value change in finance charge reversal expense, which is a component of cost of revenue. In addition, for our loan receivables held for sale at September 30, 2020, estimated credit losses are reflected in the value at which the loan receivables are recorded.
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

Key Developments
Specific key developments during the third quarter include:
Funding Diversification. GreenSky continues to actively diversify its funding to include a combination of commitments from Bank Partners and alternative funding structures with one or more institutional investors, financial institutions and other sources.
•We completed a critical component for the GreenSky program to accomplish alternative funding structures by entering into a series of agreements (collectively, the “Facility Bank Partner Agreements”) in May 2020 with an existing Bank Partner, to provide a framework for the programmatic sale of loan participations and/or whole loans by that Bank Partner to third parties, including to the previously-announced special purpose vehicle sponsored by the Company (the “SPV”). The SPV uses financing under an asset-backed revolving credit facility, established pursuant to a warehouse credit agreement entered into by the SPV in May 2020 with the lenders party thereto from time to time (the "Lenders"), and JPMorgan Chase Bank, N.A. ("JPMorgan") as administrative agent, to finance purchases by the SPV of participations in loans originated through the GreenSky program (the "SPV Facility").
•In September and October 2020, GreenSky executed a total of $875 million in various funding initiatives, including the sale of approximately $775 million in loan participations or whole loans to institutional asset managers, financial institutions and Bank Partners (including a loan sale to a new bank partner) and an increase in an existing Bank Partner’s funding commitment of $100 million. A portion of these transactions included the sale of participations previously purchased by the SPV, and the related proceeds from the sale of such participations were used to pay down amounts previously borrowed under the SPV Facility, which allowed additional purchases of participations to be financed through the SPV Facility.
•We continue to work with multiple institutional investors, financial institutions or other financing sources on whole loan and loan participations sales programs (collectively, "New Institutional Financings") and expect to complete one or more additional transactions in the first half of 2021. Depending on the magnitude and timing of future sales, the SPV Facility could facilitate substantial incremental GreenSky program loan volume.
•In October 2020, we entered into a new long-term $600 million per year bank funding partnership, totaling up to $1.8 billion in the initial three-year term, for our elective healthcare vertical.
Third Quarter and Year-to-date 2020 Results
Notwithstanding the impact of COVID-19 thus far on our 2020 transaction volumes, we achieved strong results in our key business metrics and financial measures as of and for the three and nine months ended September 30, 2020:
Business Metrics
•Transaction volume (as defined below) was $1.48 billion during the three months ended September 30, 2020 compared to $1.64 billion during the three months ended September 30, 2019, a decrease of 10%. Transaction volume was $4.21 billion during the nine months ended September 30, 2020 compared to $4.46 billion during the nine months ended September 30, 2019, a decrease of 6%;
•Total revenue of $142.0 million during the three months ended September 30, 2020 decreased 7% from $153.5 million during the three months ended September 30, 2019. Total revenue of $396.8 million during the nine months ended September 30, 2020 increased 0.04% from $396.7 million during the nine months ended September 30, 2019;
•The outstanding balance of loans serviced by our platform totaled $9.55 billion as of September 30, 2020 compared to $8.76 billion as of September 30, 2019, an increase of 9%;
•Incentive payments we receive from our Bank Partners, which favorably impact our cost of revenue, increased 68% and 76% during the three and nine months ended September 30, 2020, respectively,

compared to the same periods in 2019 due to the combination of lower agreed-upon Bank Partner portfolio yield and strong credit performance across the portfolio, offset by the decrease in incentive payments associated with participated loans purchased by the SPV (which ceased earning incentive payments upon purchase);
•We maintained a strong consumer profile. GreenSky program borrowers with credit scores over 780 comprised 39% of the loan servicing portfolio as of September 30, 2020, and over 87% of the loan servicing portfolio as of September 30, 2020 consisted of GreenSky program borrowers with credit scores over 700; and
•The 30-day delinquencies as of September 30, 2020 were 1.04%, an improvement of 25 basis points over September 30, 2019. The delinquency rate includes accounts that received COVID-19 assistance that are no longer in payment deferral. Less than 1% of the total loans serviced by our platform as of September 30, 2020 were in deferral status as of that date, compared to 4% at the end of the second quarter of 2020.
Financial Measures
We had net income of $5.2 million during the nine months ended September 30, 2020 compared to net income of $90.7 million during the nine months ended September 30, 2019. The lower earnings in the 2020 period was primarily due to:
•$28.4 million non-cash charge to financial guarantee expense in the nine months ended September 30, 2020 period in accordance with the provisions of ASU 2016-13 (referred to as "CECL"), which we adopted on January 1, 2020. Refer to "Three and Nine Months Ended September 30, 2020 and 2019–Financial guarantee" in this Part I, Item 2 as well as Note 1 and Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional discussion of our financial guarantee.
•During the first quarter of 2020, we terminated our program related to transferring our rights to Charged-Off Receivables (as defined in Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1), for which we recognized a $22.9 million gain in the nine months ended September 30, 2019. To the extent that we do not transfer our rights to Charged-Off Receivables in the future, we expect to benefit from the retained recoveries over time to achieve overall higher cash returns and recognize recoveries as collected.
•During the third quarter of 2020, we recognized an $18.3 million mark-to-market expense related to sales facilitation obligations which is reflected in cost of revenue.
•During the first three quarters of 2020, sales, general administrative and compensation and benefits cost increased $7.2 million, reflecting increases in credit reserves on loans receivable held for sale, higher IPO litigation costs and $1.6 million increase in stock-based compensation expense.
For additional information, see Results of Operations within this Item 2.
Adjusted EBITDA (as defined below) of $38.7 million during the three months ended September 30, 2020 increased from $33.1 million during the three months ended September 30, 2019. Adjusted EBITDA of $95.6 million during the nine months ended September 30, 2020 increased from $81.3 million during the nine months ended September 30, 2019.
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
Management compensates for the inherent limitations associated with using the measure of Adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure, net income, as presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$2,811	$44,075	$5,247	$90,669
Interest expense(1)	6,775	5,634	18,289	18,200
Income tax expense (benefit)	197	1,533	799	(3,528)
Depreciation and amortization	2,973	1,955	8,180	5,117
Equity-based compensation expense(2)	4,338	3,781	11,318	9,724
Change in financial guarantee liability(3)	(2,382)	(320)	26,274	(36)
Servicing asset and liability changes(4)	368	(16,174)	(1,370)	(24,809)
MTM on sales facilitation obligations(5)	18,262	—	18,262	—
Discontinued charged-off receivables program(6)	—	(7,921)	—	(22,703)
Transaction and non-recurring expenses(7)	5,367	549	8,625	8,672
Adjusted EBITDA	$38,709	$33,112	$95,624	$81,306
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
(5)MTM on sales facilitation obligations reflects changes in the fair value in the embedded derivative for sales facilitation obligations. The changes in fair value are recognized as a mark-to-market expense in cost of revenue for the period.
(6)Includes the amounts related to the now discontinued program of transferring our rights to charged-off receivables to third parties. 2019 amounts have been updated to be consistent with the Company's 2020 presentation in accordance with our Non-GAAP policy.
(7)For the three and nine months ended September 30, 2020, includes professional fees and other costs associated with our strategic alternatives review process and IPO related litigation, as well as increased costs resulting from the COVID-19 pandemic. For the three months ended September 30, 2019, includes legal fees associated with IPO related litigation. For the nine months ended September 30, 2019, includes the following: (i) legal fees associated with IPO related litigation of $959 thousand, (ii) one-time tax compliance fees related to filing the final tax return for the Former Corporate Investors associated with the Reorganization Transactions of $160 thousand, and (iii) lien filing expenses related to certain Bank Partner solar loans of $621 thousand.

Business Metrics
We review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends, formulate plans and make strategic decisions, including the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Transaction Volume
Dollars (in millions)	$1,475	$1,644	$4,205	$4,464
Percentage decrease	(10)%		(6)%
Loan Servicing Portfolio
Dollars (in millions, at end of period)	$9,547	$8,763	$9,547	$8,763
Percentage increase	9%		9%
Cumulative Consumer Accounts
Number (in millions, at end of period)	3.57	2.85	3.57	2.85
Percentage increase	25%		25%
Transaction Volume. We define transaction volume as the dollar value of loans facilitated on our platform during a given period. Transaction volume is an indicator of revenue and overall platform profitability and has grown substantially in the past several years.
Loan Servicing Portfolio. We define our loan servicing portfolio as the aggregate outstanding consumer loan balance (principal plus accrued interest and fees) serviced by our platform at the date of measurement. Our loan servicing portfolio is an indicator of our servicing activities. Our loan servicing portfolio includes loan receivables held for sale by the SPV as of September 30, 2020. The average loan servicing portfolio for the three months ended September 30, 2020 and 2019 was $9,475 million and $8,488 million, respectively. The average loan servicing portfolio for the nine months ended September 30, 2020 and 2019 was $9,325 million and $7,959 million, respectively.
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
Factors Affecting our Performance
Network of Merchants and Transaction Volume. We have a robust network of approximately 16,000 merchants, upon which we derive our transaction volumes. Our revenues and financial results are heavily dependent on our transaction volume, which represents the dollar amount of loans funded on our platform and, therefore, influences the fees that we earn and the per-unit cost of the services that we provide. Our transaction volume depends on our ability to retain our existing platform participants, add new participants and expand to new industry verticals. We engage new merchants through both direct sales channels and affiliate channel partners, such as manufacturers, software companies and other entities that have a network of merchants that would benefit from consumer financing. Once onboarded, merchant relationships are maintained and grown by direct account management, as well as regular product enhancements that facilitate merchant growth.
Bank Partner Relationships; Other Funding. "Bank Partners" are the federally insured banks that originate loans under the consumer financing and payments program that we administer for use by merchants on behalf of such banks in connection with which we provide point-of-sale financing and payments technology and related marketing, servicing, collection and other services (the "GreenSky program" or "program"). Our ability to generate and increase transaction volume and expand our loan servicing portfolio is, in part, dependent on (a) retaining our existing Bank Partners and having them renew and expand their commitments, (b) adding new Bank Partners, and/

or (c) adding complementary funding arrangements to increase funding capacity. Our failure to do so could materially and adversely affect our business and our ability to grow. A Bank Partner’s funding commitment typically has an initial multi-year term, after which the commitment is either renewed (typically on an annual basis) or expires. While no assurance is given that any of the current funding commitments of our Bank Partners will be renewed, since June 30, 2020 we have had three Bank Partners' funding commitments renewed for an additional year for an aggregate of $3.76 billion.
As of September 30, 2020, we had aggregate funding commitments from our ongoing Bank Partners of approximately $8.1 billion, of which approximately $1.5 billion was unused. These funding commitments are "revolving" and replenish as outstanding loans are paid down. As a result of loan pay downs, we anticipate approximately $2.1 billion of additional funding capacity will become available in the next 12 months. As we add new Bank Partners, their full commitments are typically subject to a mutually-agreed-upon onboarding schedule. As previously disclosed, in October 2020, GreenSky entered into a new long-term $600 million per year bank funding partnership, totaling up to $1.8 billion in the initial three-year term, for its elective healthcare vertical. This new Bank Partner commitment is based on loan funding per year and is not a revolving commitment that replenishes as outstanding loans are paid down.
In addition to customary expansion of commitments from existing Bank Partners and the periodic addition of new Bank Partners to our funding group, we have diversified the funding for loans originated by our Bank Partners to also include alternative structures with institutional investors, financial institutions and other financing sources. To that end, as noted above under "Executive Summary," in May 2020, the Company entered into the Facility Bank Partner Agreements with an existing Bank Partner, to provide a framework for the programmatic sale of loan participations and whole loans by the Bank Partner to third parties, including to the SPV. In addition, we established the SPV Facility with JPMorgan to finance purchases by the SPV of participations in loans originated through the GreenSky program. Further, in September and October 2020, the Company executed a total of $875 million in various funding initiatives, including the sale of loan participations or whole loans to institutional asset managers, financial institutions and Bank Partners (including a loan sale to the new Bank Partner) and an increase to an existing Bank Partner’s funding commitment by $100 million. A portion of these transactions included the sale of participations previously purchased by the SPV, and the related proceeds from the sale of such participations were used to pay down amounts previously borrowed under the SPV Facility, which allowed additional purchases of participations to be financed through the SPV Facility.
We continue to work with multiple institutional investors, financial institutions and other financing sources on New Institutional Financings and expect to complete one or more additional transactions in the first half of 2021. Depending on the magnitude and timing of future sales, the SPV Facility could facilitate substantial incremental GreenSky program loan volume. If we do not timely consummate New Institutional Financings, or if the funding commitments from our Bank Partners and New Institutional Financings (should they be consummated) are not sufficient to support expected originations, it would limit our ability for loans to be originated or our ability to generate revenue at or above current levels.
Performance of the Loans our Bank Partners Originate. While our Bank Partners bear substantially all of the credit risk on their wholly-owned loan portfolios, Bank Partner credit losses and prepayments impact our profitability in the following ways:
•Our contracts with our Bank Partners entitle us to incentive payments when the finance charges billed to borrowers exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses. This incentive payment varies from month to month, primarily due to the amount of realized credit losses.
•With respect to deferred interest loans, the GreenSky program borrowers are billed for interest throughout the deferred interest promotional period, but the GreenSky program borrowers are not obligated to pay any interest if the loans are repaid in full before the end of the promotional period. We are obligated to remit this accumulated billed interest to our Bank Partners to the extent the loan principal balances are paid off within the promotional period (each event, a finance charge reversal or "FCR") even though the interest billed to the GreenSky program borrowers is reversed. Our maximum FCR liability is limited to the gross amount of finance charges billed during the promotional period, offset by (i) the collection of incentive payments from our Bank Partners during such period, (ii) proceeds received from transfers of Charged-Off Receivables, and (iii) recoveries on unsold charged-off receivables. Our profitability is impacted by the difference between the cash collected from these items and the cash to be remitted on a future date to settle our FCR liability. Our FCR liability quantifies our expected future obligation to remit previously billed interest with respect to deferred interest loans.
•Under our Bank Partner agreements, if credit losses exceed an agreed-upon threshold, we make limited payments to our Bank Partners. Our maximum financial exposure is contractually limited to the escrow that we establish with each Bank Partner, which represented a weighted average target rate of 2.2% of the total outstanding loan balance as of September 30, 2020. Cash set aside to meet this requirement is classified as restricted cash in our Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2020, the financial guarantee liability associated with our escrow arrangements recognized in accordance with ASU 2016-13 represents over 90% of the contractual escrow that we have established with each Bank Partner.
•Under a certain Bank Partner agreement, the first credit losses that occur on a specific pool of loans result in payments to the Bank Partner from our credit support fund. Our maximum financial exposure for such loans is contractually limited to cash within the credit support fund, and any escrow established at the Bank Partner. The credit support fund represents a weighted average target rate of 2.0% of the total loans subject to the credit support fund. Cash set aside to meet this requirement will be classified as restricted cash in our Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2020, the financial guarantee liability associated with our credit support fund recognized in accordance with ASU 2016-13 represents 100% of the credit support fund established with the Bank Partner.
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

Results of Operations Summary

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue
Transaction fees	$107,538	$112,782	$(5,244)	(5)%	$299,199	$305,195	$(5,996)	(2)%
Servicing	27,446	40,626	(13,180)	(32)%	87,210	90,577	(3,367)	(4)%
Interest and other	7,039	121	6,918	5,717%	10,433	907	9,526	1,050%
Total revenue	142,023	153,529	(11,506)	(7)%	396,842	396,679	163	—%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	92,346	65,278	27,068	41%	229,442	180,099	49,343	27%
Compensation and benefits	21,683	21,799	(116)	(1)%	66,158	61,891	4,267	7%
Property, office and technology	4,143	3,909	234	6%	12,242	12,648	(406)	(3)%
Depreciation and amortization	2,973	1,955	1,018	52%	8,180	5,117	3,063	60%
Sales, general and administrative	11,614	8,657	2,957	34%	30,068	22,843	7,225	32%
Financial guarantee	(302)	1,117	(1,419)	N/M	28,354	4,035	24,319	603%
Related party	350	670	(320)	(48)%	1,304	1,795	(491)	(27)%
Total costs and expenses	132,807	103,385	29,422	28%	375,748	288,428	87,320	30%
Operating profit	9,216	50,144	(40,928)	(82)%	21,094	108,251	(87,157)	(81)%
Other income (expense), net	(6,208)	(4,536)	(1,672)	37%	(15,048)	(21,110)	6,062	(29)%
Income before income tax expense (benefit)	3,008	45,608	(42,600)	(93)%	6,046	87,141	(81,095)	(93)%
Income tax expense (benefit)	197	1,533	(1,336)	(87)%	799	(3,528)	4,327	N/M
Net income	$2,811	$44,075	$(41,264)	(94)%	$5,247	$90,669	$(85,422)	(94)%
Less: Net income attributable to noncontrolling interests	1,850	29,349	(27,499)	(94)%	3,487	60,728	(57,241)	(94)%
Net income attributable to GreenSky, Inc.	$961	$14,726	$(13,765)	(93)%	$1,760	$29,941	$(28,181)	(94)%

Earnings per share of Class A common stock
Basic	$0.01	$0.24			$0.03	$0.50
Diluted	$0.01	$0.23			$0.02	$0.46
Three and Nine Months Ended September 30, 2020 and 2019
Total Revenue
During the three and nine months ended September 30, 2020, total revenue decreased $11.5 million, or 7%, and increased $0.2 million, or 0.04%, respectively, compared to the same periods in 2019.
Transaction fees
During the three and nine months ended September 30, 2020, transaction fees decreased 5% and 2%, respectively, compared to the same periods in 2019. These decreases were primarily due to a decrease in transaction volume, which declined 10% and 6%, respectively. Additionally, price concessions for a significant merchant group reduced transaction fees by $2.4 million during the nine months ended September 30, 2020 compared to $3.7 million offered to the same merchant group during the same period in 2019.
The impact of lower transaction volume was also mitigated by an increase in the transaction fees earned per dollar originated ("transaction fee rate") which were 7.29% during the three months ended September 30, 2020 compared to 6.86% during the same period in 2019, and 7.12% during the nine months ended September 30, 2020 compared to 6.84% during the same period in 2019. The year over year transaction fee rate increases are primarily related to the mix of promotional terms of loans originated on our platform. Loans with lower interest rates, longer stated maturities and longer promotional periods generally carry relatively higher transaction fee rates. Conversely, loans with higher interest rates, shorter stated terms and shorter promotional periods generally carry relatively lower transaction fee rates. With the onset of the COVID-19 pandemic, our merchants shifted originations to more promotional loans, which resulted in the upward shift in the transaction fee rate. In addition, the mix of loans offered by merchants generally varies by merchant category, and is dependent on merchant and consumer preference. Therefore, shifts in merchant mix have a direct impact on our transaction fee rates.
Servicing
During the three months ended September 30, 2020, servicing revenue decreased $13.2 million, or 32%, compared to the same period in 2019, which was primarily attributable to the $0.8 million decrease in the fair value of our servicing asset in 2020, as compared to the 16.4 million increase in the fair value of our servicing asset during the same period in 2019, which offset the impact of the 12% increase in the average servicing portfolio and higher contractual servicing fee rate of 1.19%, compared to 1.14% during the same period of 2019.
During the nine months ended September 30, 2020, servicing revenue decreased $3.4 million, or 4%, compared to the same period in 2019, which was primarily attributable to the $0.1 million decrease in the fair value change in our servicing asset in 2020, as compared to the $25.3 million increase in the fair value change in our servicing asset during the same period in 2019, which offset the increase in the average loan servicing portfolio of 17%, combined with the receipt of higher fixed servicing fees associated with increases to the contractual fixed servicing fees for certain Bank Partners in the second half of 2019. The average servicing fee increased to 1.25% of the average loan servicing portfolio for the nine months ended September 30, 2020 from 1.09% in the same period in 2019.
Interest and other
During the three and nine months ended September 30, 2020, interest income increased $6.9 million and $9.5 million, respectively, compared to the same periods in 2019, which was primarily attributable to 2020 interest income from loan receivables held for sale due to the purchase of participations in loans by the SPV.
Cost of Revenue (exclusive of depreciation and amortization expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Origination related	$7,271	$9,828	$19,823	$25,677
Servicing related	13,158	11,834	38,299	33,259
Fair value change in FCR liability	21,832	43,616	110,386	121,163
Loan and loan participation sales costs	31,823	—	42,672	—
Mark-to-market on sales facilitation obligations	18,262	—	18,262	$—
Total cost of revenue (exclusive of depreciation and amortization expense)	$92,346	$65,278	$229,442	$180,099
Origination related
Origination related expenses typically include costs associated with our customer service staff that supports Bank Partner loan originations, credit and identity verification, loan document delivery, transaction processing and customer protection expenses.
During the three and nine months ended September 30, 2020, origination related expenses decreased 26% and 23%, respectively, compared to the same periods in 2019, commensurate with our 10% and 6% period over period, respectively, decrease in transaction volume. The lower expenses were largely driven by lower customer protection expenses of $1.6 million and $4.5 million during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, which are incurred when the Company determines that a merchant did not fulfill its obligation to the end consumer and compensates a Bank Partner for the applicable portion of the loan principal balance.

Servicing related
Servicing related expenses are primarily reflective of the cost of our personnel (including dedicated call center personnel), printing and postage.
During the three and nine months ended September 30, 2020, servicing related expenses increased 11% and 15%, respectively, compared to the same periods in 2019, which resulted from our 12% and 17% period over period, respectively, average loan servicing portfolio growth. The increases in servicing related expenses associated with the increases in loans serviced were primarily for personnel costs within our customer service, collections and quality assurance functions.
Fair value change in FCR liability
The following table reconciles the beginning and ending measurements of our FCR liability and highlights the activity that drove the fair value change in FCR liability included in our cost of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$198,755	$164,979	$206,035	$138,589
Receipts(1)	62,631	43,233	166,939	114,287
Settlements(2)	(95,706)	(68,838)	(295,848)	(191,049)
Fair value changes recognized in cost of revenue(3)	21,832	43,616	110,386	121,163
Ending balance	$187,512	$182,990	$187,512	$182,990
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
(2)Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that were repaid within the promotional period. The three and nine months ended September 30, 2020 also includes $4.3 million and $24.3 million, respectively, of billed finance charges not yet collected on participations in loans held by the SPV, which were paid to the Bank Partner in full as of the participation purchase dates.
(3)A fair value adjustment is made based on the expected reversal percentage of billed finance charges (expected settlements), which is estimated at each reporting date. The fair value adjustment is recognized in cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
Further detail regarding our receipts is provided below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Incentive payments	$57,525	$34,167	$155,737	$88,569
Proceeds from Charged-Off Receivables transfers(1)	—	7,921	—	22,703
Recoveries on unsold charged-off receivables(2)	5,106	1,145	11,202	3,015
Total receipts	$62,631	$43,233	$166,939	$114,287
(1)We collected recoveries on previously charged-off and transferred Bank Partner loans on behalf of our Charged-Off Receivables investors of $6.2 million and $5.6 million during the three months ended September 30, 2020 and 2019, respectively, and $17.4 million and $16.2 million during the nine months ended September 30, 2020 and 2019, respectively. These collected recoveries are excluded from receipts, as they do not impact our fair value change in FCR liability.
(2)Represents recoveries on previously charged-off Bank Partner loans.
The decrease of $21.8 million, or 50%, in the fair value change in FCR liability recognized in cost of revenue during the three months ended September 30, 2020 compared to the same period in 2019 was primarily a function of higher performance fees (attributable to lower charge-offs and lower bank margin) which more than offset the impact of the growth of the FCR Liability, net of settlements. In addition, there were no sales of Charged-Off Receivables in the three months ended September 30, 2020 compared to proceeds of $7.9 million in the same period in 2019.
The decrease of $10.8 million, or 9% in the fair value change in FCR liability recognized in cost of revenue during the nine months ended September 30, 2020 compared to the same period in 2019, was primarily a function of higher performance fees (attributable to lower charge-offs and lower bank margin) which more than offset the impact of the FCR Liability, net of settlements. In addition, there were no sales of Charged-Off Receivables in the nine months ended September 30, 2020 compared to proceeds of $22.7 million in the same period in 2019.
Excluding the impact of the proceeds from Charged-Off Receivables transfers, the decreases in the fair value change in FCR liability were 58% and 23% for the three and nine months ended September 30, 2020, respectively, relative to our 9% and 9% growth in the loan servicing portfolio, respectively, as we benefited from a 68% and 76% increase in incentive payments resulting from the combination of lower interest rates and lower Bank Partner portfolio credit losses.
Loan and loan participations sales costs
These amounts primarily include interest expense on the SPV Facility, lower of cost or fair value adjustments on our SPV Participations, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining the SPV Facility. We had no such costs in 2019 as the program began in the second quarter of 2020.
During the three and nine months ended September 30, 2020, the loan and loan participations sales costs were $31.8 million and $42.7 million, respectively, inclusive of $19.7 million realized discount on SPV loan participation sales. As the Facility Bank Partner Agreements and the SPV Facility are new arrangements beginning in the second quarter of 2020, there were no SPV related expenses during the three and nine months ended September 30, 2019.
Mark-to-market on sales facilitation obligations
The mark-to-market on sales facilitation obligations reflects the changes in the fair value in the embedded derivative for SPV loan participation commitments and are recognized as a mark-to-market in cost of revenue for the period.
During both the three and nine months ended September 30, 2020, the mark-to-market on sales facilitation obligations were $18.3 million. As the first sales facilitation obligations were entered into in the third quarter of 2020, there were no such amounts during the three and nine months ended September 30, 2019. See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.
Compensation and benefits
For the three months ended September 30, 2020, compensation and benefits expense decreased $0.1 million, or 1%, compared to the same period in 2019 as a result of lower salary expense of $1.1 million, partially offset by a $0.5 million increase in stock-based compensation expense and a $0.3 million decrease in capitalized IT costs.
During the nine months ended September 30, 2020, compensation and benefits expense increased $4.3 million, or 7%, compared to the same period in 2019 as a result of higher salary expense of $3.6 million due to an increase in headcount and a $1.6 million increase in stock-based compensation expense. The increase was offset by a $0.9 million increase in capitalized IT costs during the same period.
Property, office and technology
During the three months ended September 30, 2020, property, office, and technology expense increased $0.2 million, or 6%, compared to the same period in 2019. The increase is primarily due to a $0.8 million increase in software, hardware and hosting costs, partially offset by a $0.5 million decrease in consulting expenses associated with additional technology process innovation costs in the 2019 period.
During the nine months ended September 30, 2020, property, office, and technology expense decreased $0.4 million, or 3%, respectively, compared to the same period in 2019. The decrease is primarily due to a $1.7 million decrease in consulting expenses, offset by the increases in software, hardware and hosting costs of $1.1 million and facility related costs of $0.3 million.
Depreciation and amortization
During the three and nine months ended September 30, 2020, depreciation and amortization expense increased $1.0 million, or 52%, and $3.1 million, or 60%, respectively, compared to the same periods in 2019 primarily driven by increases in capitalized internally-developed software in 2019 and prior periods.
Sales, general and administrative
During the three and nine months ended September 30, 2020, sales, general and administrative expense increased $3.0 million, or 34%, and $7.2 million, or 32%, respectively, compared to the same periods in 2019 primarily related to (i) provision for losses for loan receivables held for sale of $0.4 million and $4.3 million, respectively; (ii) professional fees related to litigation and compliance matters of $3.2 million and $5.1 million, respectively; and (iii) advisory and insurance costs of $0.4 million and $1.2 million, respectively. These increases were offset by decreases in trade show attendance, advertising fees, recruiting and marketing related travel expenses largely related to impacts of the COVID-19 pandemic.
Financial guarantee
During the three and nine months ended September 30, 2020, non-cash financial guarantee expense (benefit) recognized subsequent to our adoption of ASU 2016-13 on January 1, 2020 totaled $(0.3) million and $28.4 million, respectively, representing the estimated change in the financial guarantee liability related to (i) our escrow financial guarantee expense (benefit) of $(2.3) million and $26.4 million, respectively, and (ii) our credit support fund financial guarantee expense of $2.0 million for both periods. As measured in accordance with the new standard, the decrease in the three month period is a result of sales of loan participations from our existing bank partner arrangements into an alternative funding strategy which is not subject to our financial guarantee. The increase in the financial guarantee liability during the nine months ended September 30, 2020 was primarily associated with new Bank Partner loans facilitated during the period, which increased the required escrow balance, and, to a lesser degree, due to decreased expectations of Bank Partner loan credit performance under the current economic environment. See Note 1 and Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information regarding the measurement of our financial guarantees under the new standard.
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
During the three and nine months ended September 30, 2019, financial guarantee expenses recognized in accordance with legacy guidance in ASC 450, Contingencies, were $1.1 million and $4.0 million, respectively, representing expected escrow usage in future periods associated with Bank Partner loan credit performance that was determined to be probable of occurring.

Related party
During the three and nine months ended September 30, 2020, related party expenses decreased $0.3 million, or 48%, and $0.5 million, or 27%, compared to the same periods in 2019, which was primarily due to fees incurred in the 2019 periods to a placement agent in connection with certain Charged-Off Receivables transfers, of which there were none in the 2020 periods.
Other income (expense), net
During the three months ended September 30, 2020, other expense increased $1.7 million, or 37%, compared to the same period in 2019. The increase was primarily due to the $1.1 million increase in interest expense from our incremental term loan entered into June 2020 (the 2020 Amended Credit Agreement) and a $0.6 million decrease in interest income.
During the nine months ended September 30, 2020, other expense decreased $6.1 million, or 29%, compared to the same period in 2019. The decrease was primarily due to: (i) a decrease in other losses due to a remeasurement of the TRA liability of $6.4 million during 2019 and (ii) a decrease in interest income of $1.5 million. The decrease was offset by a net $1.9 million increase from the change in the fair value of our servicing assets and liabilities.
Income tax expense (benefit)
Income tax expense recorded during the three and nine months ended September 30, 2020 of $0.2 million and $0.8 million reflected the expected income tax expense of $0.04 million and $0.34 million, respectively, on the net earnings for the periods related to GreenSky, Inc.'s economic interest in GS Holdings. The expected income tax expense for the three and nine months ended September 30, 2020 was combined with $0.16 million and $0.46 million, respectively, of tax expense arising from discrete items, which primarily consisted of a stock-based compensation shortfall as a result of restricted stock award vesting during the period.
Income tax expense (benefit) recorded during the three and nine months ended September 30, 2019 reflected the expected income tax expense of $3.8 million and $7.7 million, respectively, on the net earnings for the periods related to GreenSky, Inc.'s economic interest in GS Holdings. Income tax expense during the three and nine months ended September 30, 2019 was more than offset by $2.3 million and $11.2 million, respectively, of tax benefits arising from discrete items, which primarily included remeasurement of our net deferred tax assets of $0 million and $7.5 million, respectively, and warrant and stock-based compensation deductions of $2.0 million and $3.4 million, respectively.
The decrease in income tax expense during the three months ended September 30, 2020 as compared to the same period in 2019 was primarily related to a decrease in overall net earnings attributable to GreenSky, Inc.'s economic interest in GS Holdings compared to the 2019 period.
The income tax expense during the nine months ended September 30, 2020 as compared to the income tax benefit during the same period in 2019 was primarily related to more favorable discrete items in 2019 as compared to 2020, as a result of share-based compensation deductions and a remeasurement of deferred tax asset, which were offset by a decrease in overall net earnings attributable to GreenSky, Inc.'s economic interest in GS Holdings compared to the 2019 period.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2020 and 2019 reflects income attributable to the Continuing LLC Members for the entire periods based on their weighted average ownership interest in GS Holdings, which was 60.4% and 64.6% for the three months ended September 30, 2020 and 2019, respectively, and 62.4% and 65.9% for the nine months ended September 30, 2020 and 2019, respectively.

Financial Condition Summary
Changes in the composition and balance of our assets and liabilities as of September 30, 2020 compared to December 31, 2019 were principally attributable to the following:
•a $7.3 million decrease in cash and cash equivalents and restricted cash. See "Liquidity and Capital Resources" in this Part I, Item 2 for further discussion of our cash flow activity;
•a $491.4 million increase in loan receivables held for sale, net, primarily due to the purchase of SPV Participations totaling $754.8 million during the nine months ended September 30, 2020;
•a $18.5 million decrease in the FCR liability primarily due to billed finance charges not yet collected on participations in loans held by the SPV, which were paid to the Bank Partner in full as of the participation purchase dates. This activity is analyzed in further detail throughout this Part I, Item 2;
•the impact of our January 1, 2020 adoption of ASU 2016-13, which resulted in an additional financial guarantee liability of $118.0 million and a corresponding cumulative-effect adjustment to equity at the adoption date, including $32.2 million to retained earnings, net of the impact of a $10.4 million increase in deferred tax assets, and $75.4 million to noncontrolling interest. The estimated value of the financial guarantee increased an additional $28.4 million based on our subsequent measurement during the nine months ended September 30, 2020. See Note 1 and Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion of the new standard;
•a $3.2 million increase in accounts payable primarily due to monthly settlements with Bank Partners related to their portfolio activity;
•a $12.8 million increase in the interest rate swap liability due to the significantly decreased interest rate environment. See Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional information;
•a $3.8 million increase in transaction processing liabilities, which is reflective of the reduction in custodial in-transit loan funding requirements;
•a $432.8 million increase in notes payable attributable to the new SPV Facility upon draw to fund loan purchases by the SPV;
•a $68.8 million increase in the term loan attributable to the $75.0 million incremental term loan resulting from the 2020 Amended Credit Agreement; and
•a decrease in total equity of $150.9 million primarily due to: (i) the measurement of our financial guarantee liability under ASU 2016-13, as discussed above, (ii) distributions of $48.6 million, which were primarily tax distributions, and (iii) other comprehensive loss of $11.6 million associated with our interest rate swap, as discussed above. These decreases were partially offset by share-based compensation of $11.3 million.
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

Our principal source of liquidity is cash generated from operations. Our transaction fees are the most substantial source of our cash flows and follow a relatively predictable, short cash collection cycle. To the extent that the impact from the COVID-19 pandemic on consumer spending behavior results in a decline in our transaction volume compared to prior periods, our transaction fees would be similarly impacted. Our short-term liquidity needs primarily include setting aside restricted cash for Bank Partner escrow balances and interest payments on GS Holdings' Credit Facility, which consists of the term loan and revolving loan facility, funding the portion of the SPV Participations that is not financed by the SPV facility, and interest payments and unused fees on the SPV Facility, as defined and discussed in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. Further, we do not anticipate any major capital expenditures. We currently generate sufficient cash from our operations to meet these short-term needs. In addition, we expect to use cash for: (i) FCR liability settlements, which are not fully funded by the incentive payments we receive from our Bank Partners, but for which $90.4 million is held for certain Bank Partners in restricted cash as of September 30, 2020, and (ii) sales facilitation obligations. Our $100 million revolving loan facility is also available to supplement our cash flows from operating activities to satisfy our short-term liquidity needs.
As noted above under "Executive Summary," in May 2020, we established the SPV Facility to finance purchases by the SPV of participations in loans originated through the GreenSky program. The SPV Facility provides committed financing of $300.0 million, with an additional $200.0 million uncommitted accordion that was accessed in July 2020. The Company currently expects that the SPV Facility will provide financing for approximately 70% (on average) of the principal balance for such participations, and the Company will fund the remainder. During the second and third quarter of 2020, the Company completed purchases of SPV Participations of $754.8 million. We expect that the Company will from time to time purchase participations in loans that have future funding obligations. Such future funding obligations will be funded by the Bank Partner that owns the loan; however, the Company will be required to purchase a participation in the future funding amount, which the Company would intend to finance through the SPV Facility at similar rates. As of September 30, 2020, the SPV held $535.2 million of loan participations on its Balance Sheet, of which $432.8 million was financed through the SPV Facility. In addition, we expect the SPV to continue to conduct periodic sales of the loan participations or issue asset-backed securities to third parties, which sales or issuances would allow additional purchases to be financed at similar rates.
Our most significant long-term liquidity need involves the repayment of our term loan upon maturity in March 2025, which assuming no prepayments, will have an expected remaining unpaid principal balance of $444.6 million at that time, as well as the repayment of our revolving SPV Facility upon maturity in May 2022. Assuming no extended impact of the COVID-19 pandemic, we anticipate that our significant cash generated from operations will allow us to service this debt both for quarterly principal payments and the balloon payment at maturity. Should operating cash flows be insufficient for this purpose, we will pursue other financing options. We have not made any material commitments for capital expenditures other than those disclosed in the "Contractual Obligations" table in Part II, Item 7 of our 2019 Form 10-K, which did not change materially during the nine months ended September 30, 2020.
Significant Changes in Capital Structure
During the nine months ended September 30, 2020, we established the SPV Facility and amended our 2018 Amended Credit Agreement. See "Key Developments" above for further discussion on our funding diversification. During the nine months ended September 30, 2019, we purchased 8.7 million shares of Class A common stock at a cost of $102.2 million under our share repurchase program, which are held in treasury. See Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of our treasury stock.

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

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$(430,492)	$125,433
Net cash used in investing activities	$(12,120)	$(10,921)
Net cash provided by (used in) financing activities	$435,278	$(149,326)
Cash and cash equivalents and restricted cash totaled $438.5 million as of September 30, 2020, a decrease of $7.3 million from December 31, 2019. Restricted cash, which had a balance of $324.9 million as of September 30, 2020 compared to a balance of $250.1 million as of December 31, 2019, is not available to us to fund operations or for general corporate purposes. Cash flow activities for the nine months ended September 30, 2020 consisted of $430.5 million of cash used for operating activities, $12.1 million of cash used for investing activities, and $435.3 million of cash provided by financing activities. Financing activity inflows were highlighted by proceeds from the SPV Facility, and proceeds from the term loan. The financing activity inflows were offset by outflows related to distributions to GS Holdings' members, payment of withholding taxes associated with stock option exercises, and repayments of the principal balance of our term loan and SPV Facility.
Our restricted cash balances as of September 30, 2020 and December 31, 2019 were comprised primarily of four components: (i) $175.5 million and $150.4 million, respectively, which represented the amounts that we have escrowed with Bank Partners as limited protection to the Bank Partners in the event of certain Bank Partner portfolio credit losses or in the event that the finance charges billed to borrowers do not exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses; (ii) $90.4 million and $75.0 million, respectively, which represented an additional restricted cash balance that we maintained for certain Bank Partners related to our FCR liability; (iii) $27.1 million and $24.7 million, respectively, which represented certain custodial in-transit loan funding and consumer borrower payments that we were restricted from using for our operations; and (iv) $31.9 million and $0.0 million, respectively, which represented temporarily restricted cash related to collections in connection with SPV Participations (which is released from restrictions in accordance with the terms of the SPV Facility). The restricted cash balances related to our FCR liability and our custodial balances are not included in our evaluation of restricted cash usage, as these balances are not held as part of a financial guarantee arrangement. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information on our restricted cash held as escrow with Bank Partners.
Cash provided by operating activities
Nine Months Ended September 30, 2020. Cash flows used in operating activities were $430.5 million during the nine months ended September 30, 2020. Net income of $5.2 million was adjusted favorably for certain non-cash items of $64.1 million, which were predominantly related to financial guarantee losses, depreciation and amortization, equity-based expense, and mark to market adjustment on loan receivables held for sale, partially offset by the fair value changes in servicing assets and liabilities and deferred tax benefit.
The primary uses of operating cash during the nine months ended September 30, 2020 were: (i) purchases of participations in loan receivables held for sale by the SPV and (ii) a decrease in billed finance charges on deferred interest loans that are expected to reverse in future periods driven by the settlements of billed finance charges on SPV Participations at the time of purchase by the SPV.
Nine Months Ended September 30, 2019. Cash flows provided by operating activities were $125.4 million during the nine months ended September 30, 2019. Net income of $90.7 million was adjusted unfavorably for certain non-cash items of $6.2 million, which were predominantly related to depreciation and amortization, equity-

based expense, financial guarantee losses and fair value changes in servicing liabilities, partially offset by deferred tax benefit.
Primary sources of operating cash during the nine months ended September 30, 2019 were: (i) earnings, (ii) an increase in billed finance charges on deferred interest loans that are expected to reverse in future periods, (iii) an increase in accounts payable largely driven by Bank Partner settlements related to their portfolio activity and payables for price concessions to a significant merchant group, and (iv) an increase in transaction processing liabilities, which is reflective of the growth in custodial in-transit loan funding requirements and consumer borrower payments primarily driven by a Bank Partner addition at the end of 2018 and origination volume growth. These increases were offset by a use of cash associated with accounts receivable, which was largely commensurate with the increase in transaction volume.
Cash used in investing activities
Detail of the cash used in investing activities is included below for each period (dollars in millions).

	Nine Months Ended September 30,
	2020	2019
Software	$11.2	$8.8
Computer hardware	0.7	0.9
Leasehold improvements	0.1	0.7
Furniture	0.1	0.5
Purchases of property, equipment and software	$12.1	$10.9
The $1.2 million higher spend on investing activities during the nine months ended September 30, 2020 compared to the same period in 2019 was primarily related to an increase in capitalized costs associated with various internally-developed software projects, such as mobile application development and transaction processing, and was offset by lower hardware costs associated with higher infrastructure needs in the 2019 period and lower leasehold improvement costs.
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
We had net cash provided by financing activities of $435.3 million during the nine months ended September 30, 2020 compared to net cash used of $149.3 million during the same period in 2019. In the 2020 period, our proceeds of cash were primarily related to proceeds from the SPV Facility of $570.0 million, and proceeds from the term loan of $70.5 million. The net cash provided by financing activities was offset by net cash used for tax and non-tax distributions to members of $48.5 million and $2.5 million, respectively, payments under our TRA of $12.8 million, and repayments of the principal balance of our term loan (net of original issuance discount) and SPV facility of $3.2 million and $137.2 million, respectively.
In the 2019 period, our use of cash was primarily related to: (i) our $104.3 million repurchase of Class A common stock, (ii) distributions of $23.2 million, (iii) payments under our TRA of $4.7 million, and (iv) equity activity of $14.2 million consisting of Class B common stock exchanges and option exercises.
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
There was no amount outstanding under our revolving loan facility as of September 30, 2020, which is available to fund future needs of GS Holdings’ business. We had drawn $1.0 million on our available letter of credit as of September 30, 2020.
SPV Facility
On May 11, 2020, GS Investment entered into the SPV Facility to finance purchases by the SPV of 100% participation interests in loans originated through the GreenSky program. The SPV Facility provides a revolving committed financing of $300 million, and an uncommitted $200 million accordion that was accessed in July 2020. There was $432.8 million outstanding under the SPV Facility as of September 30, 2020. The SPV Facility is secured by the loan participations held by the SPV, and Lenders do not have direct recourse to the Company for any loans made under the SPV Facility. The interest rate on the SPV Facility is the applicable commercial paper conduit funding rate (or, if the Lenders do not fund their advances under the SPV Facility through commercial paper markets, 3-month LIBOR plus 0.50%) plus 2.50%. The SPV Facility matures on May 10, 2022.
Expected Replacement of LIBOR
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
Due to the uncertainty of various factors, the likely tax benefits we will realize as a result of our prior purchases and exchanges of Holdco Units or any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement, or the resulting amounts we are likely to pay out to the TRA Parties pursuant to the TRA are also uncertain. However, we expect that such payments will be substantial and may substantially exceed the tax receivable liability of $307.3 million as of September 30, 2020.
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
Contingencies
From time to time, we may become a party to civil claims and lawsuits in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated, which requires management judgment. As of September 30, 2020 and December 31, 2019, we did not record any provision for liability. Should any of our estimates or assumptions change or prove to be incorrect, it could have a material adverse impact on our consolidated financial condition, results of operations or cash flows. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for discussion of certain legal proceedings and other contingent matters.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments and operating leases. During the nine months ended September 30, 2020, we entered into the Second Amendment to our Credit Agreement and an asset-backed revolving credit facility. See Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional information regarding changes to the Company's contractual obligations.

Recently Adopted or Issued Accounting Standards
See "Recently Adopted Accounting Standards" and "Accounting Standards Issued, But Not Yet Adopted" in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional information.
Critical Accounting Policies and Estimates
The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition as disclosed in our Management's Discussion and Analysis of Financial Condition and Results of Operations as filed in our 2019 Form 10-K include those related to our accounting for finance charge reversals, servicing assets and liabilities, financial guarantees and income taxes. In the preparation of our Unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2020, there have been no significant changes to the accounting policies and estimates related to our accounting for finance charge reversals, servicing assets and liabilities and income taxes. On January 1, 2020, we adopted the provisions of ASU 2016-13, which impacted our accounting for the contingent aspect of our financial guarantees. Historical periods prior to January 1, 2020 continue to reflect the measurement of the contingent aspect of our financial guarantees under legacy guidance in ASC 450. Refer to Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for discussion of our adoption of ASU 2016-13 and its impact on our consolidated financial statements and for the revised accounting policy.
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
Loan receivables held for sale. Changes in United States interest rates affect the interest earned on our cash and cash equivalents and could impact the market value of loan receivables held for sale. A hypothetical 100 basis points increase in interest rates may have resulted in a decrease of $5.7 million and $0.5 million in the carrying value of our loan receivables held for sale as of September 30, 2020 and December 31, 2019, respectively. Alternatively, a 100 basis points decrease in interest rates would not have impacted the reported value of our loan receivables held for sale, as they are carried at the lower of cost or fair value.

Term loan. Interest rate fluctuations expose our variable-rate term loan, which consisted of our $400.0 million term loan under our 2018 Amended Credit Agreement, and our $75.0 million term loan under our 2020 Amended Credit Agreement, to changes in interest expense and cash flows. In June 2019, we entered into a four-year interest rate swap agreement that effectively converted interest payments on $350.0 million of our variable-rate term loan under our 2018 Amended Credit Agreement, to a fixed-rate basis, thus mitigating the impact of interest rate changes on future interest expense. The term loan has a maturity date of March 29, 2025. Based on an outstanding principal balance of $464.8 million as of September 30, 2020, and accounting for our scheduled quarterly principal balance repayments, a hypothetical 100 basis point increase in the one-month LIBOR rate would result in an increase in annualized interest expense, net of the effects of our interest rate swap, of $1.1 million.
SPV Facility. Interest rate fluctuations expose our variable-rate asset-backed revolving credit facility, which provides a revolving committed financing of $300.0 million, with an additional $200.0 million uncommitted accordion that was accessed in July 2020.. The revolving funding period is one year and the maturity date is May 10, 2022. Based on the outstanding principal balance of $432.8 million as of September 30, 2020, a hypothetical 100 basis point increase in the commercial paper conduit funding rate would result in an increase in annualized interest expense of $4.3 million.
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
Loans originated by Bank Partners. Our Bank Partners own and bear substantially all of the credit risk on their wholly-owned loan portfolios. We regularly assess and monitor the credit risk exposure of our Bank Partners. This commences with the credit application process on our platform, during which a credit decision is rendered to a customer immediately based on preset underwriting standards provided by our Bank Partners. In rendering this decision, we generally obtain certain information provided by the applicant and a credit report from one of the major credit bureaus. Further, on behalf of our Bank Partners as part of our obligation as the loan servicer, we try to mitigate portfolio credit losses through our collection efforts on past due amounts. For loans wholly owned by our Bank Partners, our credit risk exposure impacts the amount of incentive payments and, therefore, the amount of fair value change in FCR liability, as well as any potential financial guarantee payments. Restricted cash was set aside in escrow with our Bank Partners at a weighted average target rate of 2.20% of the total outstanding loan balance as of September 30, 2020. As of September 30, 2020, the financial guarantee liability associated with our escrow arrangements recognized in accordance with ASU 2016-13 represents over 90% of the contractual escrow that we have established with each Bank Partner.
Based on our incentive payments during the three months ended September 30, 2020 and 2019, and holding all other inputs constant (namely, the size of our loan servicing portfolio and settlement activity), a hypothetical 100 basis point increase in loan servicing portfolio credit losses would result in increases of $18.7 million and $19.5 million, respectively, in the fair value of our FCR liability. For the nine months ended September 30, 2020 and 2019, a hypothetical 100 basis point increase in loan servicing portfolio credit losses would result in increases of $57.9 million and $54.2 million, respectively, in the fair value of our FCR liability. Further, such an increase in credit losses would cause us to incur additional financial guarantee expense of $2.2 million and $1.1 million during the three months ended September 30, 2020 and 2019, respectively, and $7.4 million and $3.6 million during the nine months ended September 30, 2020 and 2019, respectively.

Loan receivables held for sale. We bear all of the credit risk associated with the loan receivables that we hold for sale. This portfolio was highly diversified across 61,269 and 9,272 consumer loan receivables as of September 30, 2020 and December 31, 2019, respectively, without significant individual exposures. Based on our $543.3 million and $51.9 million loan receivables held for sale balance as of September 30, 2020 and December 31, 2019, respectively, a hypothetical 100 basis point increase in portfolio credit losses would result in lower annualized earnings of $5.7 million and $0.5 million, respectively.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2020, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 11, 2020, the World Health Organization designated the novel coronavirus disease (referred to as "COVID-19") as a global pandemic. In response, many jurisdictions in the U.S. and worldwide have instituted restrictions on travel, public gatherings, and non-essential business operations. While some jurisdictions have removed or relaxed certain restrictions, many remain and additional restrictions may be imposed or reimposed. These restrictions have significantly impacted the macroeconomic environment, including consumer confidence, unemployment and other economic indicators that contribute to consumer spending behavior and demand for credit. In particular, the majority of elective healthcare providers were closed at the start of the pandemic which reduced our elective healthcare transaction volumes from mid-March through September to de minimis levels. Furthermore, our results of operations are impacted by the relative strength of the overall economy. As general economic conditions improve or deteriorate, the amount of consumer disposable income tends to fluctuate, which, in turn, impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. In addition, trends within the industry verticals in which we operate affect consumer spending on the products and services our merchants offer in those industry verticals.
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
Even when the COVID-19 outbreak subsides, our business may continue to be unfavorably impacted by the economic turmoil caused by the pandemic. There are no recent comparable events that could serve to indicate the ultimate effect the COVID-19 pandemic may have and, as such, we do not at this time know what the extent of the impact of the COVID-19 pandemic will be on our business. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also heighten other risks described in this Part II, Item 1A.
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
We rely on our Bank Partners to originate all of the loans made through the GreenSky program. Our four largest ongoing Bank Partners – BMO Harris Bank, Fifth Third Bank, Truist Bank and Synovus Bank – provided approximately 80% of the commitments to originate loans as of September 30, 2020. We have entered into separate loan origination agreements and servicing agreements with each of our Bank Partners, each generally containing customary termination provisions and, in certain instances, entitling the Bank Partner to terminate its agreements for convenience. Bank Partners could decide to terminate or not to renew their agreements for any number of reasons, including, for example, perceived or actual erosion in the credit quality or performance of loans, the geographic or other (such as home improvement loans) concentration of loans, the type of loan products offered (such as deferred payment loans), strategic decisions to make fewer consumer loans or loans originated through channels such as ours, alternative investment opportunities that are expected to be more favorable, increases in required loan loss reserves (such as ones that might result from upcoming accounting changes) and required margins, dissatisfaction with our performance as administrator of our program or as servicer, reduced availability of funds for originating new loans, regulatory concerns regarding any of the foregoing factors or others, or general economic conditions, including those that are expected to impact consumer spending, consumer credit or default rates. If any of our largest Bank Partners were to terminate its relationship with us, it could have a material adverse effect on our business. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations–Factors Affecting our Performance–Bank Partner Relationships; Other Funding" for more information regarding our Bank Partner relationships.
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
Our Bank Partners also may terminate their agreements with us if we fail to comply with regulatory requirements applicable to them. We are a service provider to our Bank Partners, and, as a result, we are subject to audit by our Bank Partners in accordance with customary practice and applicable regulatory guidance related to management by banks of third-party vendors. We also are subject to the examination and enforcement authority of the federal banking agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, as a bank service company, and are subject to the examination and enforcement authority of the Consumer Financial Protection Bureau (“CFPB”) as a service provider to a covered person under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). It is imperative that our Bank Partners continue to have confidence in our compliance efforts. Any substantial failure, or alleged or perceived failure, by us to comply with applicable regulatory requirements could cause them to be unwilling to originate loans through our program or could cause them to terminate their agreements with us. See “–Risks Related to Our Regulatory Environment.”
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
A substantial majority of our total revenue is generated from the transaction fees that we receive from our merchants and, to a lesser extent, servicing and other fees that we receive from our Bank Partners and other funding sources in connection with loans made by our Bank Partners to the customers of our merchants. Approximately 75% of our total revenue for the nine months ended September 30, 2020 was generated from transaction fees paid to us by our merchants. To attract and retain merchants, we market our program to them on the basis of a number of factors, including financing terms, the flexibility of promotional offerings, approval rates, speed and simplicity of loan origination, service levels, products and services, technological capabilities and integration, customer service, brand and reputation.
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
Based upon current commitment levels, our four largest ongoing Bank Partners are BMO Harris Bank, Fifth Third Bank, Truist Bank and Synovus Bank. As of September 30, 2020, they provided approximately 80% of the overall commitments to originate loans through our program. If any of our larger Bank Partners, or a substantial number of our smaller Bank Partners, were to suspend, limit or otherwise terminate their relationships with us, it could have a material adverse effect on our business. If we need to enter into arrangements with a different bank to replace one of our Bank Partners, we may not be able to negotiate a comparable alternative arrangement. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations–Factors Affecting our Performance–Bank Partner Relationships; Other Funding" for more information regarding our Bank Partner relationships.
A large percentage of our revenue is concentrated with our top ten merchants, and the loss of a significant merchant could have a negative impact on our operating results.
Our top ten merchants (including certain groups of affiliated merchants) accounted for an aggregate of 26% of our total revenue during the nine months ended September 30, 2020. The Home Depot is our most significant single merchant and represented approximately 4% of total revenue during the nine months ended September 30, 2020. In addition, affiliates of Renewal by Andersen, our largest Sponsor, represented together approximately 20% of total revenue during the nine months ended September 30, 2020. Our agreement with Renewal by Andersen provides that Renewal by Andersen will promote the GreenSky program through notifying its dealers of the availability of the GreenSky program and providing them ancillary materials. Both parties have the right to terminate the agreement generally upon 90 days' notice. If Renewal by Andersen terminates the agreement, Renewal by Andersen dealers would not be obligated to terminate their participation in the GreenSky program, although they could choose to do so. We expect to have significant concentration in our largest merchant relationships for the foreseeable future. In the event that (i) The Home Depot or one or more of our other significant merchants, or groups of merchants, or (ii) Renewal by Andersen or one or more of our other significant Sponsors, and their dealers, terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the GreenSky program could decline, which would materially adversely affect our business and, in turn, our revenue.
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
We hold participations in certain loans originated by our Bank Partners in order to facilitate alternative funding structures. In May 2020, our special purpose vehicle, which we refer to as the "SPV," established an asset-backed revolving credit facility with JPMorgan Chase Bank, N.A. to finance purchases by the SPV of participation interests in loans originated through the GreenSky program (the "SPV Facility"). We refer to participations owned by the SPV as “SPV Participations.” The SPV has conducted periodic sales of the SPV Participations to third parties and plans to conduct additional periodic sales of the SPV Participations or issue asset-backed securities to third parties, which sales and issuances will allow additional purchases of participations to be financed through the SPV Facility. In the future, we may form other special purpose vehicles for similar purposes. The SPV and any such other special purpose vehicles may not be able to conduct such sales or issuances in a timely manner or at expected prices, if at all. In addition, the Company issues commitments to purchase loan participations from time to time to a Bank Partner as part of the Company's facilitation of loan participation sales to third parties.
If we are not able to find third-party purchasers for loan participations that we own or that we have a commitment to purchase, we will bear the entire credit risk of such loan participations. Furthermore, in this event, our ability to finance additional purchases of participations through the SPV Facility would be limited. This could have a material adverse effect on our business, financial position, results of operations and cash flows.
We also hold participations in certain research and development loans, which we refer to as “R&D Participations.” Generally, we hold R&D Participations that we purchase from an originating Bank Partner with the intent to hold the R&D Participations only for a short period of time before we can transfer the R&D Participations to a Bank Partner following its determination to purchase the R&D Participations, which a Bank Partner might do in connection with an expansion of its credit policy. Our objective is to hold these R&D Participations only until we have enough experience with the particular products or industry verticals for our Bank Partners to purchase the R&D Participations. Our Bank Partners may not purchase the R&D Participations.
Both the SPV Participations and the R&D Participations are designated as loan receivables held for sale on our Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2020, we had $543.3 million in loan receivables held for sale, net. During the period that we own the receivables, we bear the entire credit risk in the event that the borrowers default.
In addition, we are obligated to purchase from our Bank Partners the receivables underlying any loans that were approved in error or otherwise involved customer or merchant fraud.
Our ownership of receivables also requires us to commit or obtain corresponding funding. In addition, non-performance, or even significant underperformance, of the loan receivables held for sale that we own could have a materially adverse effect on our business, including with respect to the SPV Participations, an inability to repay obligations owed by the SPV under the SPV Facility.
We are subject to certain additional risks in connection with promotional financing offered through the GreenSky program.
Many of the loans originated by our Bank Partners provide promotional financing in the form of low or deferred interest. When a deferred interest loan is paid in full prior to the end of the promotional period (typically six to 24 months), any interest that has been billed on the loan by our Bank Partner to the consumer is reversed, which triggers an obligation on our part to make a payment to the Bank Partner that made the loan in order to fully offset the reversal (each event, a finance charge reversal or "FCR"). We record a FCR liability on our balance sheet for interest previously billed during the promotional period that is expected to be reversed prior to the end of such period. As of September 30, 2020, this liability was $187.5 million. See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information. If the rate at which deferred interest loans are paid in full prior to the end of the promotional period increases, resulting in increased payments by us to our Bank Partners, it would adversely affect our business.
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
In addition, from time to time, through our operational and compliance controls, we identify compliance issues that require us to make operational changes and, depending on the nature of the issue, result in financial remediation to impacted customers. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of customers impacted, and also could generate litigation or regulatory investigations that subject us to additional risk. See “–Risks Related to Our Regulatory Environment.”
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
Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including revenue recognition, FCRs, loan participation sales, and share-based compensation are highly complex and involve subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us (i) could require us to make changes to our accounting systems that could increase our operating costs and (ii) could significantly change our reported or expected financial performance.
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
We are subject to numerous laws and regulations related to privacy, data protection and information security. Our actual or perceived failure to comply with such obligations could harm our business, and changes in such regulations or laws could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities, marketing, market research or advertising practices.
Subject to compliance with federal and state laws governing such collections, one of our subsidiary entities collects personally identifiable information and other data about consumers and prospective consumers who are also applying to participate in the GreenSky program. That subsidiary uses this information to provide services to the consumers; to support, expand and improve our business; and, subject to each consumer’s or prospective consumer’s right to decline or opt out, to market products and services to them. That subsidiary also may share consumers’ personally identifiable information with certain third parties as authorized by the consumers or as described in that subsidiary's privacy policy.
The U.S. federal and various state governments have adopted or proposed law, guidelines or rules for the collection, distribution and storage of information collected from or about consumers. The FTC and various U.S. state and local governments and agencies regularly use their authority under laws prohibiting unfair or deceptive marketing and trade practices to investigate and penalize companies for practices related to the collection, use, handling, disclosure, dissemination and security of personal data of consumers. Such laws and regulations apply broadly to the collection, use, storage, export, disclosure and security of personal information that identifies or may be used to identify an individual, such as names, contact information and, in some jurisdictions, certain unique identifiers. Furthermore, such laws and regulations are subject to frequent revisions and differing interpretations and generally have become more stringent over time.
In connection with our administration of the GreenSky program, we are subject to the GLBA and implementing regulations and guidance. Among other things, the GLBA (i) imposes certain limitations on financial institutions' ability to share their consumers’ nonpublic personal information with nonaffiliated third parties and (ii) requires certain disclosures to consumers about the institutions' information collection, sharing and security practices and the consumers' right to “opt out” of the institution’s disclosure of personal financial information to nonaffiliated third parties (with certain exceptions).
The California Consumer Privacy Act (the “CCPA”) became effective on January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers with expanded protections and control over the collection, maintenance, use and sharing of personal information. The CCPA continues to be subject to new regulations and legislative amendments. Although we have implemented a compliance program designed to address obligations under the CCPA, it remains unclear what future modifications will be made or how the CCPA will be interpreted in the future. The CCPA provides for civil penalties for violations and a private right of action for data breaches.
In addition, the California Privacy Rights Act of 2020 (the "CRPA") ballot initiative was approved by California voters on November 3, 2020. Although this Act will not take effect until January 1, 2023, the Act will establish a privacy regulator before that date. We anticipate that CPRA will apply to our business and will work to ensure our compliance with the CPRA by its effective date.
These laws and regulations could have a significant impact on our current and planned privacy, data protection and information security-related practices; our current and planned collection, use, sharing, retention and safeguarding of consumer and/or employee information; and some of our current or planned business activities. Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting consumer and/or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services (such as products or services that involve us sharing information with third parties or storing sensitive credit card information), which could materially and adversely affect our profitability. Privacy requirements, including notice and opt out requirements, under the GLBA and FCRA are enforced by the FTC and by the CFPB through UDAAP and are a standard component of CFPB examinations.
Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory investigations and government actions; litigation; fines or sanctions; consumer, Bank Partner or merchant actions and damage to our reputation and brand; all of which could have a material adverse effect on our business. If any third parties with whom we work, such as marketing partners and vendors, violate applicable laws or our policies, such violations may put our consumers’ information at risk and could harm our business.
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
The owners of the Class B common stock owned the vast majority of the combined voting power of our Class A and Class B common stock as of September 30, 2020. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership of us. This concentration of ownership may delay or deter possible changes in control of our Company, which may reduce the value of an investment in our Class A common stock. So long as they continue to own a significant amount of our combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.
In addition, the owners of the Class B common stock, as Continuing LLC Members, had ownership of Holdco Units of approximately 60% as of September 30, 2020. Because they hold the majority of their economic ownership interest in our business through GS Holdings, rather than GreenSky, Inc., these existing unit holders may have conflicting interests with holders of our Class A common stock. For example, the Continuing LLC Members may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRA. In addition, the structuring of future transactions may take into account the tax considerations of the Continuing LLC Members even where no similar benefit would accrue to us. It is through their ownership of Class B common stock that they may be able to influence, if not control, decisions such as these.

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
Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with the purchase of Holdco Units in connection with the IPO and future exchanges of Holdco Units (assuming such future exchanges occurred at September 30, 2020 and assuming automatic cancellation of an equal number of shares of Class B common stock) would aggregate to approximately $501.2 million based on the closing price on September 30, 2020 of $4.44 per share of our Class A common stock. Under such scenario, assuming future payments are made on the date each relevant tax return is due, without extensions, we would be required to pay approximately 85% of such amount, or $426.0 million.
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
As a result of the foregoing, if we breach a material obligation under the TRA, if we elect to terminate the TRA early or if we undergo a change of control, we would be required to make an immediate lump-sum payment equal to the present value of the anticipated future tax savings, which payment may be required to be made significantly in advance of the actual realization of such future tax savings, and the actual cash tax savings ultimately realized may be significantly less than the corresponding TRA payments. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. We may not be able to fund or finance our obligations under the TRA. Additionally, the obligation to make a lump sum payment on a change of control may deter potential acquirers, which could negatively affect our stockholders’ potential returns. If we had elected to terminate the TRA as of September 30, 2020, based on the closing price on September 30, 2020 of $4.44 per share of our Class A common stock, and a discount rate equal to 4.27% per annum, compounded annually, we estimate that we would have been required to pay $299.8 million in the aggregate under the TRA.
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
Assuming the Continuing LLC Members exchange all of their Holdco Units for shares of our Class A common stock, up to an additional 107,217,505 shares of Class A common stock will be eligible for sale in the public market, the majority of which are held by our executive officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 and various vesting agreements. Additionally, certain of our executive officers and directors own options exercisable for shares of Class A common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our purchases of our Class A common stock during the three months ended September 30, 2020. See Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional discussion of our Class A common stock repurchases.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)
July 1, 2020 through July 31, 2020	1,795	$4.90
August 1, 2020 through August 31, 2020	8,434	$5.65
September 1, 2020 through September 30, 2020	63,536	$4.17
Total	73,765
(1)For the periods presented, represents shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of equity awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1*	Offer Letter, dated August 2, 2020, between GreenSky, Inc. and Andrew Kang
10.2*	Fifth Amendment to Amended and Restated Co-Branded MasterCard Card Program Agreement, dated August 8, 2020, between GreenSky, LLC and Comdata Inc.
10.3*#	Amendment No. 1 to Warehouse Credit Agreement, dated July 24, 2020, among GS Investment I, LLC, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A.
10.4*#	Amendment No. 8 to Second Amended and Restated Servicing Agreement, dated August 17, 2020, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
The following financial information from GreenSky, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019 (unaudited), (iv) Condensed Consolidated Statements of Changes in Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited), and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

GREENSKY, INC.

November 9, 2020	By	/s/ David Zalik
David Zalik Chief Executive Officer and Chairman of the Board of Directors

GREENSKY, INC.

November 9, 2020	By	/s/ Andrew Kang
Andrew Kang Executive Vice President and Chief Financial Officer