Form 10-K
period 2020-12-31
GreenSky, Inc.
filed 2021-03-10
CIK 1712923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38506
GreenSky, Inc.
(Exact name of registrant as specified in its charter)

Delaware			82-2135346
State or other jurisdiction of incorporation or organization			(I.R.S. Employer Identification No.)

5565 Glenridge Connector, Suite 700			(678) 264-6105
Atlanta,	Georgia	30342	(Registrant’s telephone number, including area code)
(Address of principal executive offices)		(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, $0.01 par value	GSKY	NASDAQ Stock Market
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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of the voting and non-voting common equity of the Registrant held by nonaffiliates as of June 30, 2020: $338,163,987
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock	Par Value	February 28, 2021
Class A (1)	$0.01	76,822,102
Class B (2)	$0.001	106,151,713
(1) Includes 5,028,177 shares of unvested Class A common stock awards.
(2) Includes 489,486 shares of Class B common stock associated with unvested GreenSky Holdings, LLC units.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on June 3, 2021 are incorporated by reference in Part III.

GreenSky, Inc.
FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. These forward-looking statements reflect our current views with respect to, among other things, the following: our operations; our financial performance; growth prospects; the Company’s ability to retain existing, and attract new merchants and Bank Partners or other funding sources, including the risk that one or more Bank Partners do not renew or reduce their funding commitments; our continued sales of loan participations or future sales of asset-backed securities; lifetime cost of funds associated with loan and loan participation sales; our funding capacity; the percentage of financing provided under the Warehouse Facility; cash payments required under the financial guarantee arrangements; the launch and performance of new products; the adaptability of our platform to additional industry verticals and origination channels; the extent and duration of the COVID-19 pandemic and its impact on the Company, its Bank Partners and merchants, GreenSky program borrowers, loan demand (including, in particular, for elective healthcare procedures), legal and regulatory matters, consumers' ability or willingness to pay, information security and consumer privacy, the capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for our products; and our ability to mitigate or manage disruptions to our business posed by the pandemic. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part I, Item 1A “Risk Factors” of this Form 10-K. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I
ITEM 1. BUSINESS
Organization
GreenSky, Inc. was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an initial public offering ("IPO") of its Class A common stock and certain Reorganization
Transactions, as further described in the GreenSky, Inc. Form 10-K filed with the U.S. Securities and Exchange
Commission ("SEC") on March 2, 2020 (the "2019 Form 10-K"), in order to carry on the business of GreenSky, LLC (“GSLLC”), a Georgia limited liability Company. GSLLC is an operating entity and wholly-owned subsidiary of GS Holdings, LLC ("GS Holdings"). GS Holdings, a holding company with no operating assets or operations other than its equity interest in GSLLC, was organized in August 2017 to serve as a holding company for GSLLC. The equity of GS Holdings is owned partially by GreenSky, Inc. and partially by certain pre-IPO equity owners of GS Holdings. Common membership interests of GS Holdings are referred to as "Holdco Units." On May 24, 2018, the Company's Class A common stock commenced trading on the Nasdaq Global Select Market in connection with its IPO. See Note 1 to the Consolidated Financial Statements in Part II, Item 8 for a detailed discussion of the Reorganization Transactions, as defined in that footnote, and the IPO.
In 2020, we formed GS Depositor I, LLC (“Depositor”), an indirect subsidiary of the Company, and GS Investment I, LLC (the “Warehouse SPV”), a special purpose vehicle and indirect subsidiary of the Company, to facilitate purchases of participation interests in loans (“Warehouse Loan Participations") originated by Bank Partners through the GreenSky program. These purchases are made by Depositor and then transferred to the Warehouse SPV. Each of the Warehouse SPV and Depositor is a separate legal entity from the Company, and the assets of the Warehouse SPV and Depositor are solely available to satisfy the creditors of the Warehouse SPV or Depositor, respectively.
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
Company Overview
GreenSky is a leading U.S.-based technology company enabling frictionless promotional financing at the point of sale for a growing ecosystem of merchants, consumers and Bank Partners. Our Company was founded on the idea that payment, credit and commerce could be enhanced using technology delivered via an elegant user experience. We believe payment and credit can be an asset that empowers and enables commerce, not a distraction or impediment. Our mission is to help businesses grow and delight their customers. For specific key developments and results during the year ended December 31, 2020, see "Executive Summary–2020 Developments" and "Executive Summary–2020 Results" in Part II, Item 7.

The way in which we conduct our business is guided by our core values:
Our business model, built upon repeat and growing usage by merchants, allows us to generate recurring revenues with limited customer acquisition and marketing costs, resulting in attractive unit economics and strong margins. We derive most of our revenue and profitability from upfront transaction fees that merchants pay us every time they facilitate a transaction using our platform. Thus, our profitability is strongly correlated with merchant transaction volume. The transaction fee rate depends on the terms of financing underlying the consumer loans. In addition, we receive servicing fees on the loan portfolios we service for our Bank Partners and share, indirectly, in the excess profitability, if any, of the loan portfolios we facilitate for our Bank Partners. Beginning in 2020, we also facilitate sales of participation interests in loans and whole loans originated by our Bank Partners under the GreenSky program. We receive servicing fees on participated loans, where a Bank Partner retains the loan and servicing rights and we service the participated loans for the Bank Partner. Our loan receivables held for sale are loan participations that we purchased, which are primarily expected to be sold to institutional investors, financial institutions and other capital markets investors or to Bank Partners.
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
Merchants. Merchants using our platform presently range from small, owner-operated home improvement contractors and healthcare providers to large national home improvement brands and retailers and healthcare service organizations. With COVID-19 persisting, the partnership we enjoy with our merchants has never been more important. In order for our merchants to better adapt to their customers' financing needs in the current economic environment, we developed a suite of new promotional loan product offerings, primarily additional reduced rate and deferred interest loan products, based on merchant feedback. The value proposition to merchants leveraging our scalable, proprietary technology platform includes:
•Increased sales volume. By facilitating reduced rate or deferred interest promotional point-of-sale financing and payments solutions for their customers, merchants enhance their sales volume potential through higher conversion from bid to contract, and increased ticket size.

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
•Promotional interest rates and terms. The majority of the loans facilitated by our platform carry promotional financing with deferred interest or reduced rate terms, an attractive alternative relative to typical financing rates on credit card accounts.
•Enablement of larger purchases. By allowing merchants to market to their customers by focusing on the monthly cost of their purchases rather than the one-time upfront cash outlays, consumers are able to better budget for purchases that are larger than they might otherwise make in the absence of financing.
•Preservation of revolving credit availability. Rather than utilizing revolving credit for large purchases, which results in available credit lines being reduced, the loans we facilitate preserve credit card availability for everyday purchases.
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
•Nationally diversified, small-balance loans. While many of our Bank Partners may traditionally focus on lending opportunities within their geographic footprints, our platform enables them to originate loans in all 50 states, with an average loan size of approximately $10,000 during the year ended December 31, 2020, thus creating an efficient mechanism to aggregate a granular, diversified national portfolio.
•Access to our proprietary technology and merchant network. Over the past decade, we built and refined our technology platform to deliver significant value to merchants and consumers. We also cultivated strong relationships with "Sponsors" and merchants. "Sponsors" refers to manufacturers, their captive and franchised operations, and trade associations with which we partner to source prospective merchants. We believe our Bank Partners would require significant time and investment to build such a technology solution and merchant network themselves.
•No customer acquisition cost and limited operating expenses. Our platform alleviates the need for our Bank Partners to bear any direct marketing, software development or technology infrastructure costs to originate loans.
•Robust compliance framework. We continuously refine and upgrade our platform, risk management and servicing capabilities to meet the compliance, information security, documentation and vendor management requirements of our Bank Partners and their regulators.

Our Platform
Our platform is powered by a proprietary, patented technology infrastructure that delivers stability, speed, scalability and security. It supports the full transaction lifecycle, including credit application, underwriting, real-time loan allocation to our Bank Partners, document distribution, funding, settlement and servicing, and it can be expanded to additional industry verticals and origination channels as we scale our business.
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
•Real-time credit decisions and placement with a Bank Partner. We developed an algorithm that underwrites potential loans against the specified credit criteria of each of our Bank Partners. Once loan applications are underwritten and matched against the Bank Partners’ credit criteria, a proprietary, patented, digital “round-robin” system allocates each unique approved loan to a Bank Partner.
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

Enterprise Risk Management
GreenSky operates in a highly regulated industry. In addition, our relationships with our merchants and third-party vendors subject us to a variety of regulatory, financial and reputational risks. The Company developed and implemented a comprehensive compliance management system designed to maintain compliance with statutory and regulatory requirements applicable to the GreenSky program and to adapt to our evolving business strategy and operations. In addition, we have developed a proprietary complaints management system designed to identify, document and remediate customer complaints promptly and efficiently. Key components of our risk management efforts include the following:
•Merchant Management. Prior to enrollment for participation in the GreenSky program, prospective merchants undergo a rigorous vetting and underwriting process. Thereafter, merchants are subject to continued review through our merchant risk management, compliance management and complaints management programs, and, depending on the results of that review, may be subject to suspension or termination from the GreenSky program. In addition, merchants are required to complete initial compliance and fair lending training and are provided ongoing training materials. Each of these programs is designed to prevent, detect and mitigate financial and reputational risks brought to the GreenSky program by merchants.
•Customer Satisfaction. We deploy multiple communication channels to raise borrower awareness of account activity related to their GreenSky program loan, including welcome emails, account alerts and outbound calls. In addition, we routinely make outbound customer satisfaction calls and send emails to sample populations of borrowers as part of our ongoing merchant reevaluation and review process. This process includes dedicated outbound call campaigns designed to sample borrowers across the program merchant network, with particular focus on certain higher risk groups, such as elderly borrowers. We have a team of GreenSky Customer Advocates who work to resolve borrower dissatisfaction with merchants or the GreenSky program.
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
Intellectual Property, Patents and Trademarks
We rely on a combination of patents, trademarks, service marks, copyrights, trade secrets, domain names and agreements with employees and third parties to protect our proprietary rights. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services. We routinely enter into confidentiality agreements with our employees and contractors and other parties with whom we conduct business to control use and access to, and limit disclosure of, our proprietary information. In 2014, we submitted a patent application relating to our mobile application process and credit decisioning model; the related patent was issued in July 2020. In 2020, we submitted additional patent applications related to our mobile application process and credit decisioning model; we received a patent related to one of these applications in November 2020. We also submitted a patent application related to our Universal Credit Application platform, which allows participating merchants to seamlessly make available second-look financing to their customers. We have trademark and service mark registrations and pending applications for additional registrations in the United States. We also own the domain name rights for "greensky.com," as well as other words and phrases important to our business.
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
We compete for merchants based on a number of key product features, including price, simplicity of loan terms, promotional terms, ease of applying, merchant fees, user experience and time-to-funding. Our existing core unsecured term loan products face competition primarily from home equity lines of credit and general-purpose revolving credit cards. Consumers can access these alternatives through a range of traditional and technology-enabled sources. We expect competition to continue to increase as many traditional, large-scale consumer lenders are investing in technology to streamline loan application and funding processes. We also expect to face additional competition from current competitors or others who embrace new technologies to significantly change the consumer credit and payment industry.
Seasonality
Our business is generally subject to seasonality in consumer spending and payment patterns. While these patterns historically observed have been somewhat disrupted by COVID-19, we expect seasonality to continue. Given that our home improvement vertical is our most significant contributor to our overall revenue, our revenue generally is higher during the second and third quarters of the year as the weather improves, the residential real estate market becomes more active and consumers begin home improvement projects. During these periods, we tend to experience increased loan applications and, in turn, transaction volume. Conversely, our revenue generally slows during the first and fourth quarters of the year, as consumer spending on home improvement projects tends to slow leading up to the holiday season and through the winter months. As a result, the volume of loan applications and transactions also tends to slow during these periods. The elective healthcare vertical is susceptible to seasonality during the fourth quarter of the year, as the licensed healthcare providers take more vacation time around the holiday season. During this period, the volume of elective healthcare procedures and our resulting revenue tend to slow relative to other periods throughout the year. Our seasonality trends may vary in the future as we introduce our program to new industry verticals and become less concentrated in the home improvement industry.
The origination related and finance charge reversal components of our cost of revenue (further discussed in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 3 to the Consolidated Financial Statements in Part II, Item 8) also are subject to these same seasonal factors, while the servicing related component of cost of revenue, in particular customer service staffing, printing and postage costs, is not as closely correlated to seasonal volume patterns. As transaction volume increases, the transaction volume related personnel costs, as well as costs related to credit and identity verification, among other activities, increase as well. Further, finance charge reversal settlements are positively correlated with transaction volume in the same period of the prior year. As prepayments on deferred interest loans, which trigger finance charge reversals, typically are highest towards the end of the promotional period, and promotional periods are most commonly 12, 18 or 24 months, finance charge reversal settlements typically follow a similar seasonal pattern as transaction volumes over the course of a calendar year.
Lastly, we have observed seasonal patterns in consumer credit, driven to an extent by income tax refunds, which result in lower charge-offs during the second and third quarters of the year. Credit improvement during these periods has a positive impact on the incentive payments we receive from our Bank Partners. Conversely, during the first and fourth quarters of the year, when credit performance is comparably lower, our incentive payment receipts are negatively impacted, which in turn has a negative impact on our cost of revenue.
Significant Customers
Our top ten merchants (including certain groups of affiliated merchants) accounted for an aggregate of 27% of our total revenue during the year ended December 31, 2020. The Home Depot is our most significant single merchant, followed by affiliates of Renewal by Andersen, our largest Sponsor, such affiliates including both Andersen Corporation-owned licensed dealers and approximately 90 independently owned and operated Renewal by Andersen licensed dealers. We expect to have significant concentration in our largest merchant relationships for the foreseeable future. In the event that (i) The Home Depot or one or more of our other significant merchants, or groups of merchants, or (ii) Renewal by Andersen or one or more of our other significant Sponsors, and their dealers, terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the GreenSky program likely would decline, which would materially adversely affect our business and, in turn, our revenue.
Human Capital
As of December 31, 2020, GreenSky had 1,164 full-time employees, with substantially all employees located in metropolitan Atlanta, Georgia, Crestview Hills, Kentucky and Mooresville, North Carolina. Our sales force is mainly remote across the country. We also engage temporary employees and consultants as needed to support our operations. None of our employees are represented by a labor union, and we consider our relationships with our employees to be good.
We believe that the success and future growth of our Company depends greatly on our ability to attract, develop and retain top talent while integrating diversity, equity and inclusion principles and practices into our core values. We strive to ensure that GreenSky is a diverse, inclusive and safe environment that fosters creativity and innovation. To succeed in a competitive labor market, we seek to provide our employees with opportunities to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs.
Health and Safety. The health and safety of our employees and their families is our highest priority and is reflected, most recently, in our response to the COVID-19 pandemic, in response to which we successfully instituted a company‑wide work‑from‑home program in March 2020 to ensure the safety of all of our employees and their families and implemented an emergency paid-time-off policy that employees can use to help cover time out of work in order to care for themselves or their immediate family members. Our Business Continuity Planning (BCP) Team communicates regularly with employees, provides resources for health, wellness and engagement, and establishes safety protocols for employees continuing critical on-site work.
Diversity and Inclusion. The Company believes that an inclusive and diverse work environment serves the interests of all of our stakeholders, encourages employee acceptance, development and retention, and helps us to exceed customer expectations and meet our growth objectives. We are committed to building a culture that fosters diversity, values inclusion and promotes individuality. Current key initiatives include employee experience, learning and development, talent acquisition, and external relationships.
Compensation and Benefits. We have demonstrated a history of investing in our workforce by offering a comprehensive compensation and benefits program to our employees. Salaries and wages paid to our employees are competitive based on position, skill and experience level, knowledge, and geographic location. In addition, we maintain an annual bonus plan, an equity award plan and a 401(k) plan for eligible employees. We also provide, among other benefits, healthcare and insurance benefits, health savings and flexible spending accounts, a healthcare advocacy service, employer paid disability leave, employer paid life insurance, paid time off, paid parental leave, employer paid telehealth, employee assistance programs and tuition assistance.
Training and Talent Development. Our ability to grow and succeed in a highly competitive industry depends on the continued engagement, training and development of our employees. The Company’s talent development programs are designed to provide employees with the resources to help them achieve their career goals, build management skills and lead their organizations. We have a strong value proposition that leverages our unique culture, collaborative working environment and shared sense of purpose to attract talent. We provide a wide variety of opportunities for professional growth for all employees with classroom and online training and on‑the‑job experience and counseling.
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
Risk Factors Summary
We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•current and uncertain future impact from COVID-19 on our business;
•the non-exclusive, short term nature of our agreements with our Bank Partners;
•our ability to retain existing, and attract new, merchants, Bank Partners and other funding sources;
•the concentration of our revenue in our top ten merchants;
•the effective promotion and support of the GreenSky program by our Sponsors and merchants;
•our potential liability for remediation costs if our merchants fail to fulfill their obligations to consumers;
•the results of any federal and state regulatory inquiries regarding our business;
•changes in market interest rates;
•loan delinquencies and default rates;
•the performance of the participations we own in certain loans originated by Bank Partners through the     GreenSky program;
•the rate at which deferred interest loans are repaid prior to the end of the promotional period;
•the accuracy of information about customers of our merchants and credit decisioning, pricing, loss forecasting and credit decisioning models;
•fluctuations in the U.S. home improvement industry, given our concentration in that market;
•our ability to operate successfully in the elective healthcare vertical and to comply with additional regulation of this market;
•our ability to comply with the evolving regulation of the consumer finance industry;
•cyber attacks, security breaches or other disruptions in the operation of our computer systems and third-party data centers;
•the control of us by the owners of Class B common stock; and
•the results of the putative securities class action litigation in connection with our IPO.

Business and Industry Risks
The global outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance and results of operations.
On March 11, 2020, the World Health Organization designated the novel coronavirus disease (referred to as "COVID-19") as a global pandemic. In response, many U.S. state and local governments have instituted restrictions on travel, public gatherings, and non-essential business operations. While some state and local governments have removed or relaxed certain restrictions, many remain and additional restrictions may be imposed or reimposed. These restrictions have significantly impacted the macroeconomic environment, including consumer confidence, unemployment and other economic indicators that contribute to consumer spending behavior and demand for credit. In particular, the majority of states, for varying lengths of time, prohibited the performance of elective healthcare procedures, considerably reducing our elective healthcare transaction volumes in 2020. Furthermore, our results of operations are impacted by the relative strength of the overall economy. As general economic conditions improve or deteriorate, the amount of consumer disposable income tends to fluctuate, which, in turn, impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. In addition, trends within the industry verticals in which we operate affect consumer spending on the products and services our merchants offer in those industry verticals.
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
The COVID-19 pandemic also resulted in us modifying certain business practices, such as restricting employee travel and executing on a company-wide work-from-home program. We may take further actions as required by government authorities or as we determine to be in the best interests of our associates, Bank Partners, merchants and GreenSky program borrowers. We may experience financial losses or disruptions due to a number of operational factors, including, but not limited to:
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
Even when COVID-19 subsides, our business may continue to be unfavorably impacted by the economic turmoil caused by the pandemic. Because a widespread pandemic such as COVID-19 has not occurred in many years, it is unlikely that historical loss experience will accurately predict loan performance over the near future.

There are no recent comparable events that could serve to indicate the ultimate effect the COVID-19 pandemic may have and, as such, we do not at this time know what the extent of the impact of the COVID-19 pandemic will be on our business. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also heighten other risks described in this Part I, Item 1A.
For additional discussion of the impact of COVID-19 on our business, see additional risk factors included in this Part I, Item 1A, as well as Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations–Executive Summary."
Our agreements with our Bank Partners are non-exclusive, short term in duration and subject to termination by our Bank Partners upon the occurrence of certain events, including our failure to comply with applicable regulatory requirements. If such agreements expire or are terminated, and we are unable to replace the commitments of the expiring or terminating Bank Partners, our business would be adversely affected.
We rely on our Bank Partners to originate all of the loans made through the GreenSky program. We have entered into separate loan origination agreements and servicing agreements with each of our Bank Partners, each generally containing customary termination provisions and, in certain instances, entitling the Bank Partner to terminate its agreements for convenience. Bank Partners could decide to terminate or not to renew their agreements for any number of reasons, including, for example, perceived or actual erosion in the credit quality or performance of loans, the geographic or other (such as home improvement loans) concentration of loans, the type of loan products offered (such as deferred payment loans), strategic decisions to make fewer consumer loans or loans originated through channels such as ours, alternative investment opportunities that are expected to be more favorable, increases in required loan loss reserves and required margins, dissatisfaction with our performance as administrator of our program or as servicer, reduced availability of funds for originating new loans, regulatory concerns regarding any of the foregoing factors or others, or general economic conditions, including those that are expected to impact consumer spending, consumer credit or default rates. From time to time, certain of our Bank Partners have requested adjustments to the volume or type of loans that they originate, including, on occasion, temporary increases, decreases or suspensions of originations. We have generally honored these requests in the ordinary course of our relationships with our Bank Partners and, to date, they have not had a significant impact on the GreenSky program. If any of our largest Bank Partners were to terminate its relationship with us, it could have a material adverse effect on our business. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations–Factors Affecting our Performance–Bank Partner Relationships; Other Funding" for more information regarding our Bank Partner relationships.
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
A substantial majority of our total revenue is generated from the transaction fees that we receive from our merchants and, to a lesser extent, servicing and other fees that we receive from our Bank Partners and other funding sources in connection with loans made by our Bank Partners to the customers of our merchants. Approximately 75% of our total revenue for the year ended December 31, 2020 was generated from transaction fees paid to us by our merchants. To attract and retain merchants, we market our program to them on the basis of a number of factors, including financing terms, the flexibility of promotional offerings, approval rates, speed and simplicity of loan origination, service levels, products and services, technological capabilities and integration, customer service, brand and reputation.
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
Competition for new merchants also is significant and our continued success and growth depend on our ability to attract new merchants. Our failure to do so could limit our growth and our ability to continue generating revenue at current levels.
Our failure to retain existing, and attract and retain new, Bank Partners or other funding sources also could materially adversely affect our business and our ability to grow. We market our program to banks and other funding sources on the basis of the risk-adjusted yields available to them and geographic diversity of the loans originated through the GreenSky program, as well as the absence of significant upfront and ongoing costs and the general attractiveness of the consumers that use the GreenSky program. Bank Partners and other investors have alternative sources for attractive, if not similar, loans, including, for Bank Partners, internal loan generation, and they could elect to originate or invest in loans through those alternatives rather than through the GreenSky program.
If any of our larger, or a substantial number of our smaller, Bank Partners were to suspend, limit or otherwise terminate their relationships with us, it could have a material adverse effect on our business. If we need to enter into arrangements with a different bank to replace one of our Bank Partners, we may not be able to negotiate a comparable alternative arrangement. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations–Factors Affecting our Performance–Bank Partner Relationships; Other Funding" for more information regarding our Bank Partner relationships.
A large percentage of our revenue is concentrated with our top ten merchants, and the loss of a significant merchant could have a negative impact on our operating results.
Our top ten merchants (including certain groups of affiliated merchants) accounted for an aggregate of 27% of our total revenue during the year ended December 31, 2020. The Home Depot is our most significant single merchant followed by, affiliates of Renewal by Andersen, our largest Sponsor, such affiliates including both Andersen Corporation-owned licensed dealers and approximately 90 independent owned and operated Renewal by Andersen licensed dealers. Our agreement with Renewal by Andersen provides that Renewal by Andersen will promote the GreenSky program through notifying its dealers of the availability of the GreenSky program and providing them ancillary materials. Both parties have the right to terminate the agreement generally upon 90 days' notice. If Renewal by Andersen terminates the agreement, Renewal by Andersen dealers would not be obligated to terminate their participation in the GreenSky program, although they could choose to do so. We expect to have significant concentration in our largest merchant relationships for the foreseeable future. In the event that (i) The Home Depot or one or more of our other significant merchants, or groups of merchants, or (ii) Renewal by Andersen or one or more of our other significant Sponsors, and their dealers, terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the GreenSky program could decline, which would materially adversely affect our business and, in turn, our revenue.
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
Although our merchants are obligated to fulfill their contractual commitments to consumers and to comply with applicable law, from time to time they might not, or a consumer might allege that they did not. This, in turn, can result in claims against our Bank Partners and us or in loans being uncollectible. In those cases, we may decide that it is beneficial to remediate the situation, either through assisting the consumers to get a refund, working with our Bank Partners to modify the terms of the loan or reducing the amount due, making a payment to the consumer or otherwise. Historically, the cost of remediation has not been material to our business, but it could be in the future. In addition, for loan receivables held for sale, including SPV Participations, we may have additional risk during the ownership period for such participations.
We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business.
We have, from time to time in the normal course of our business, received, and may in the future receive or be subject to, inquiries or investigations by state and federal regulatory agencies and bodies such as the CFPB, state attorneys general, state financial regulatory agencies, and other state or federal agencies or bodies regarding GreenSky and its business, including with respect to the origination and servicing of consumer loans, practices by merchants and other third parties, and licensing and registration requirements. Regulatory actions, among other things, can result in injunctive relief, restitution, disgorgement, civil monetary penalties, customer remediation and other corrective action, and can also lead to claims by third parties. See Note 14 to the Notes to Consolidated Financial Statements included in Part II, Item 8, for information regarding a pending regulatory matter. While no assurance is given regarding the outcome of this pending regulatory matter, we do not believe the outcome will significantly affect the operations of GreenSky.
In addition, we have entered into regulatory agreements with state agencies regarding issues including merchant conduct and oversight and loan pricing and may enter into similar agreements in the future. We also have received inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. Any such inquiries or investigations could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running our business, and could lead to public enforcement actions or lawsuits and fines, penalties, injunctive relief, and the need to obtain additional licenses that we do not currently possess. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation, raise concerns with our Bank Partners and merchants, lead to additional investigations and enforcement actions from other agencies or litigants, and further divert management attention and resources from the operation of our business. As a result, the outcome of legal and regulatory actions arising out of any state or federal inquiries we receive could be material to our business, results of operations, financial condition and cash flows and could have a material adverse effect on our business, financial condition or results of operations.
Prior to the COVID-19 pandemic, we experienced rapid growth, which if again experienced may be difficult to sustain and may place significant demands on our operational, administrative and financial resources.
Prior to the COVID-19 pandemic, we experienced rapid growth which caused significant demands on our operational, marketing, compliance and accounting infrastructure, and resulted in increased expenses. We expect to again experience rapid growth after the COVID-19 pandemic. In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the consumer finance market and regulatory developments relating to our existing and projected business activities and those of our Bank Partners. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operation resources.
As a result of our growth, we face significant challenges in:
•securing commitments from our existing and new Bank Partners and other funding sources to provide loans to customers of our merchants;
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

If we experience negative publicity, we may lose the confidence of our Bank Partners, other funding sources, merchants and consumers who use the GreenSky program and our business may suffer.
Reputational risk, or the risk to us from negative publicity or public opinion, is inherent to our business. Recently, consumer financial services companies have been experiencing increased reputational harm as consumers and regulators take issue with certain of their practices and judgments, including, for example, fair lending, credit reporting accuracy, lending to members of the military, state licensing (for lenders, servicers and money transmitters) and debt collection. Maintaining a positive reputation is critical to our ability to attract and retain Bank Partners, other funding sources, merchants, consumers, investors and employees. Negative public opinion can arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, Bank Partners, merchants, outsourced service providers or other counterparties; litigation or regulatory actions; failure by us, our Bank Partners, or merchants to meet minimum standards of service and quality; inadequate protection of consumer information; failure of merchants to adhere to the terms of their GreenSky program agreements or other contractual arrangements or standards; compliance failures; and media coverage, whether accurate or not. Negative public opinion could diminish the value of our brand and adversely affect our ability to attract and retain Bank Partners, other funding sources, merchants and consumers, as a result of which our results of operations may be materially harmed and we could be exposed to litigation and regulatory action.
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
Loans funded by our Bank Partners generally are not secured by collateral, are not guaranteed or insured by any third party and are not backed by any governmental authority in any way, which limits the ability of our Bank Partners to collect on loans if a borrower is unwilling or unable to repay. A borrower’s ability to repay can be negatively impacted by increases in the borrower’s payment obligations to other lenders under home, credit card and other loans; loss of employment or other sources of income; adverse health conditions; or for other reasons. Changes in a borrower’s ability to repay loans made by our Bank Partners also could result from increases in base lending rates or structured increases in payment obligations. While consumers using our platform to date have had high average credit scores, we may enter into new industry verticals in which consumers have lower average credit scores or open our existing verticals to consumers with lower average credit scores, leading to potentially higher rates of defaults.
Should delinquencies and default rates increase, we will need to expand our collections and default servicing capabilities, which will require additional resources that we may not have. This will result in higher costs due to the time and effort required to collect payments from delinquent borrowers.
While we are not generally responsible to our Bank Partners for defaults by customers, we have agreed with each of our Bank Partners to fund an escrow in order to provide the Bank Partners limited protection against credit losses. If credit losses increase, we could lose a portion, or all, of these escrowed funds, which would have an adverse effect on our business.
Because the agreements we have with our Bank Partners are of short duration and because our Bank Partners generally may terminate their agreements or reduce their commitments to provide loans if credit losses increase, funding for the GreenSky program could decrease in the event of higher default rates. In addition, in certain limited circumstances, our Bank Partners may terminate the agreements under which we service their loan portfolios, in which case we will suffer a decrease in our revenues from loan servicing.
In addition, an increase in delinquencies and default rates would have an adverse effect on our ability to pursue, or the terms of, alternative funding structures with institutional investors, financial institutions and other funding sources, because of the reduced returns that would be expected as a result of such increase.
We own participations in certain loans originated through the GreenSky program, and the non-performance, or even significant underperformance, of those participations would adversely affect our business.
We hold participations in certain loans originated by our Bank Partners in order to facilitate alternative funding structures. In May 2020, the Warehouse SPV established an asset-backed revolving credit facility with JPMorgan Chase Bank, N.A. to finance purchases by the Warehouse SPV of participation interests in loans originated through the GreenSky program (the "Warehouse Facility"). The Warehouse SPV has conducted periodic sales of the Warehouse Loan Participations to third parties and plans to conduct additional periodic sales of the Warehouse Loan Participations or issue asset-backed securities to third parties, which sales and issuances will allow additional purchases of participations to be financed through the Warehouse Facility. We have formed another special purpose vehicle to facilitate sales of loan participations and whole loans and in the future, we may form other special purpose vehicles for similar purposes. The Warehouse SPV and any such other special purpose vehicles may not be able to conduct such sales or issuances in a timely manner or at expected prices, if at all. In addition, the Company issues commitments to purchase loan participations from time to time to a Bank Partner as part of the Company's facilitation of loan participation sales to third parties.
If we are not able to find third-party purchasers for loan participations that we own or that we have a commitment to purchase, we will bear the entire credit risk of such loan participations. Furthermore, in this event, our ability to finance additional purchases of participations through the Warehouse Facility would be limited. This could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
Both the Warehouse Loan Participations and the R&D Participations are designated as loan receivables held for sale on our Consolidated Balance Sheets. As of December 31, 2020, we had $571.4 million in loan receivables held for sale, net. During the period that we own the receivables, we bear the entire credit risk in the event that the borrowers default.
In addition, we are obligated to purchase from our Bank Partners the receivables underlying any loans that were approved in error or otherwise involved customer or merchant fraud.
Our ownership of receivables also requires us to commit or obtain corresponding funding. In addition, non-performance, or even significant underperformance, of the loan receivables held for sale could have a materially adverse effect on our business, including with respect to the Warehouse Loan Participations, an inability to repay obligations owed by the Warehouse SPV under the Warehouse Facility.
The expected replacement of London Interbank Offered Rate ("LIBOR") and replacement or reform of other interest rate benchmarks could adversely affect our results of operations and financial condition.
LIBOR and certain other interest rate benchmarks are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that U.S. dollar LIBOR will no longer be quoted as of June 30, 2023, and new U.S. dollar LIBOR contracts will not be permitted beginning in 2022. LIBOR is currently used as a reference rate for certain of our contractual arrangements, including our term loan under the Amended Credit Agreements (discussed in Part II Item 8 - Note 7. Borrowings) and the related interest rate swap agreement, both of which are set to mature after the expected phase out of LIBOR. Our Warehouse Facility and the related interest rate cap agreement also include certain rates which are impacted by LIBOR, however, the agreement includes LIBOR transition provisions.
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
Many of the loans originated by our Bank Partners provide promotional financing in the form of low or deferred interest. When a deferred interest loan is paid in full prior to the end of the promotional period (typically six to 24 months), any interest that has been billed on the loan by our Bank Partner to the consumer is reversed, which triggers an obligation on our part to make a payment to the Bank Partner that made the loan in order to fully offset the reversal (each event, a finance charge reversal or "FCR"). We record a FCR liability on our balance sheet for interest previously billed during the promotional period that is expected to be reversed prior to the end of such period. As of December 31, 2020, this liability was $185.1 million. See Note 3 to the Notes to Consolidated Financial Statements in Part II, Item 8 for further information. If the rate at which deferred interest loans are paid in full prior to the end of the promotional period increases, resulting in increased payments by us to our Bank Partners, it would adversely affect our business.
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
Our elective healthcare industry vertical involves consumer financing for elective medical procedures and products. Elective healthcare providers include doctors’ and dentists’ offices, licensed providers of general dentistry, orthodontics, implant dentistry, vision correction, non-invasive cosmetic services, hair replacement, reproductive medicine, veterinary medicine and regenerative medicine. We may not achieve similar levels of success, if any, in this industry vertical, and we may face unanticipated challenges in our ability to offer our program in this industry vertical. In addition, the elective healthcare industry vertical is highly regulated, and we, our merchants and our Bank Partners are subject to significant additional regulatory requirements, including various healthcare and privacy laws. We have limited experience in managing these risks and the compliance requirements attendant to these additional regulatory requirements. See “–Risks Related to Our Regulatory Environment–The increased scrutiny of third-party medical financing by governmental agencies may lead to increased regulatory burdens and adversely affect our consolidated revenue or results of operations.” The costs of compliance and any failure by us, our merchants or our Bank Partners, as applicable, to comply with such regulatory requirements could have a material adverse effect on our business.
We may in the future expand into new industry verticals, and our failure to mitigate specific regulatory, credit, and other risks associated with a new industry vertical could have an adverse effect on our business.
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

The Warehouse Facility contains various covenants that could limit our ability to engage in activities that may be in our best long-term interests.
Our ability to comply with the terms of the Warehouse Facility may be affected by events beyond our control. In addition, the assets of the Warehouse SPV are owned by the Warehouse SPV and are solely available to satisfy creditors of the Warehouse SPV. As such, the Warehouse SPV assets are not available to satisfy obligations of GreenSky, Inc., GS Holdings, GreenSky LLC or other subsidiaries of the Company.
For more information on the Warehouse Facility, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Borrowings” and Note 7 to the Notes to Consolidated Financial Statements included in Part II, Item 8.
We may incur losses on interest rate swap and hedging arrangements.
We may periodically enter into agreements to reduce the risks associated with increases in interest rates, such as our June 2019 interest rate swap agreement. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. Also, nonperformance by the other party to the arrangement may subject us to increased credit risks. For additional information regarding our June 2019 interest rate swap agreement, see Note 3 and Note 8 to the Notes to Consolidated Financial Statements included in Part II, Item 8.
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
Legal and Regulatory Risks
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
In addition, the California Privacy Rights Act of 2020 (the "CPRA") ballot initiative was approved by California voters on November 3, 2020. Although this Act will not take effect until January 1, 2023, the Act will establish a privacy regulator before that date. We anticipate that CPRA will apply to our business and will work to ensure our compliance with the CPRA by its effective date.
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
Future non-compliance with Payment Card Industry Data Security Standards (“PCI DSS”) may subject us to fines, penalties and civil liability and may result in the loss of our ability to settle on credit card networks.
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
We rely on a combination of trademarks, service marks, copyrights, trade secrets, domain names and agreements with employees and third parties to protect our proprietary rights. On July 28, 2020, the United States Patent and Trademark Office issued the Company’s first U.S. patent. Originally filed in 2014, the patent relates to our mobile application process and credit decisioning model. In 2020, we submitted additional patent applications related to our mobile application process and credit decisioning model, one of which was issued in November 2020, and we submitted a patent application related to our Universal Credit Application platform that allows participating merchants to seamlessly make available second look financing to their customers. We also have trademark and service mark registrations and pending applications for additional registrations in the United States. Further, we own the domain name rights for greensky.com, as well as other words and phrases important to our business.

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
Because the loans originated through the GreenSky program are originated and held by our Bank Partners, under principles of federal preemption the terms and conditions of the loans are subject only to the usury limitation in the state where the Bank Partner is based and are not subject to most other state consumer finance laws, including state licensing requirements. If a court, or a state or federal enforcement agency, were to deem GreenSky - rather than our Bank Partners - the “true lender” for any of the loans, and if for this reason (or any other reason) those loans were deemed subject to and in violation of state consumer finance laws, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), and other penalties or consequences, and the loans could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on our business.
In addition, certain litigation has challenged the ability of loan assignees to rely on the preemption that applied to the original lender. In some instances, we facilitate the sale of loan participations issued by a Bank Partner to institutional investors, financial institutions and other funding sources. In a participation structure, the Bank Partner retains title to the loans and the loans are not assigned to a third party. However, if a court, or a state or federal enforcement agency, were to successfully challenge the participation structure and recharacterize us or the purchaser of a participation as the “true lender” or as a loan assignee, and if for this reason (or any other reason) the loans were deemed subject to and in violation of certain consumer finance laws, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), and other penalties or consequences, the loans could be rendered void or unenforceable in whole or in part, and we could be subject to claims for damages or other remedies related to breaches of certain representation and warranties we make to purchasers of participations or to obligations to repurchase loan participations previously sold to purchasers, any of which could have a material adverse effect on our business.
FDIC receivership or conservatorship of the Bank Partner that issues loan participations could adversely affect our business.
Loan participations that we purchase or sell are issued by one of our Bank Partners, all of which are subject to regulation and supervision by the Federal Deposit Insurance Corporation (the “FDIC”). If a Bank Partner becomes insolvent, is in an unsound condition or engages in violations of certain laws or regulations applicable to it, the FDIC could be appointed as conservator or receiver for the Bank Partner. Under the Federal Deposit Insurance Act, the FDIC, as conservator or receiver of the Bank Partner, is authorized to repudiate any “contract” of the Bank Partner if the FDIC determines that the performance of the contract is burdensome and the repudiation would promote the orderly administration of the Bank Partner’s affairs. Upon such repudiation the FDIC would be required to pay actual direct compensatory damages. The loan participations are structured with the intent that they are entitled to the participation safe harbor set forth in the FDIC rule regarding “Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection With a Securitization or Participation” (the “FDIC Safe Harbor”). In such case, the loan participations would not be subject to the rights and powers of the FDIC. However, if the loan participations were found not to satisfy the FDIC Safe Harbor, the FDIC would be permitted to repudiate the transfer of the applicable loan participations. If the FDIC successfully repudiated any loan participation transfers, we could be subject to claims for damages or other remedies related to breaches of certain representations and warranties we make to purchasers of participations or obligations to repurchase loan participations previously sold to purchasers, any of which could have a material adverse effect on our business.
Information Technology and Security Risks
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
Our ability to deliver products and services to our Bank Partners, other funding sources and merchants, service loans originated by our Bank Partners and otherwise operate our business and comply with applicable laws depends on the efficient and uninterrupted operation of our computer systems and third-party data centers, as well as those of our Bank Partners, merchants and third-party service providers.
These computer systems and third-party data centers may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health pandemics, terrorist attacks, cyber-attacks or other events. Any of such catastrophes could have a negative effect on our business and technology infrastructure (including our computer network systems), on our Bank Partners, other funding sources and merchants and on consumers. Catastrophic events also could prevent or make it more difficult for customers to travel to our merchants’ locations to shop, thereby negatively impacting consumer spending in the affected regions (or in severe cases, nationally), and could interrupt or disable local or national communications networks, including the payment systems network, which could prevent customers from making purchases or payments (temporarily or over an extended period). These events also could impair the ability of third parties to provide critical services to us. All of these adverse effects of catastrophic events could result in a decrease in the use of our solution and payments to us, which could have a material adverse effect on our business.
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
Legal Organization and Capital Structure Risks
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
We may be required to pay additional taxes as a result of an IRS audit of GS Holdings.
For tax years beginning on or after January 1, 2018, GS Holdings is subject to U.S. federal income tax partnership audit rules enacted as part of the Bipartisan Budget Act of 2015 (the “Partnership Audit Regime”). Under the Partnership Audit Regime, subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any member’s share thereof) are determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the entity level. It is possible that the Partnership Audit Regime could result in GS Holdings being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a member of GS Holdings, could be required to indirectly bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment.
The owners of the Class B common stock, who also are the Continuing LLC Members, control us and their interests may conflict with yours in the future.
The owners of the Class B common stock, who also are the Continuing LLC Members, control us. Each share of our Class B common stock currently entitles its holders to ten votes on all matters presented to our stockholders generally. Once the collective holdings of those owners in the aggregate are less than 15% of the combined economic interest in us, each share of Class B common stock will entitle its holder to one vote per share on all matters to be voted upon by our stockholders.
The owners of the Class B common stock owned the vast majority of the combined voting power of our Class A and Class B common stock as of December 31, 2020. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership of us. This concentration of ownership may delay or deter possible changes in control of our Company, which may reduce the value of an investment in our Class A common stock. So long as they continue to own a significant amount of our combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.
In addition, the owners of the Class B common stock, as Continuing LLC Members, had ownership of Holdco Units of approximately 62% for the year ended December 31, 2020. Because they hold the majority of their economic ownership interest in our business through GS Holdings, rather than GreenSky, Inc., these existing unit holders may have conflicting interests with holders of our Class A common stock. For example, the Continuing LLC Members may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRA. In addition, the structuring of future transactions may take into account the tax considerations of the Continuing LLC Members even where no similar benefit would accrue to us. It is through their ownership of Class B common stock that they may be able to influence, if not control, decisions such as these.
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
Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with the purchase of Holdco Units in connection with the IPO and future exchanges of Holdco Units (assuming such future exchanges occurred at December 31, 2020 and assuming automatic cancellation of an equal number of shares of Class B common stock) would aggregate to approximately $515.5 million based on the closing price on December 31, 2020 of $4.63 per share of our Class A common stock. Under such scenario, assuming future payments are made on the date each relevant tax return is due, without extensions, we would be required to pay approximately 85% of such amount, or $438.2 million.
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
As a result of the foregoing, if we breach a material obligation under the TRA, if we elect to terminate the TRA early or if we undergo a change of control, we would be required to make an immediate lump-sum payment equal to the present value of the anticipated future tax savings, which payment may be required to be made significantly in advance of the actual realization of such future tax savings, and the actual cash tax savings ultimately realized may be significantly less than the corresponding TRA payments. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. We may not be able to fund or finance our obligations under the TRA. Additionally, the obligation to make a lump sum payment on a change of control may deter potential acquirers, which could negatively affect our stockholders’ potential returns. If we had elected to terminate the TRA as of December 31, 2020, based on the closing price on December 31, 2020 of $4.63 per share of our Class A common stock, and a discount rate equal to 4.46% per annum, compounded annually, we estimate that we would have been required to pay $307.4 million in the aggregate under the TRA.
We are currently subject to putative securities class action litigation in connection with our IPO and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.
The Company, together with certain of its officers and directors and one of its former directors, have been named as defendants in litigation related to the Company's IPO. See Note 14 to the Notes to Consolidated Financial Statements in Part II, Item 8 for a description of such litigation. In the future, especially following periods of volatility in the market price of our shares of Class A common stock, other purported class action complaints may be filed against us. In addition to diverting financial and management resources, this type of litigation can result in adverse publicity that could harm our brand or reputation, regardless of its merits or whether we are ultimately held liable, and a judgment or settlement in connection with any such litigation that is not covered by, or is significantly in excess of, our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows.
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
Class A Common Stock Risks
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
As a public company since May 2018, we have incurred, and will continue to incur, increased costs and are subject to additional regulations and requirements, and our management is required to devote substantial time to related compliance matters, which could lower profits and make it more difficult to run our business.
As a public company, we are incurring, and will continue to incur, significant legal, accounting, reporting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also are incurring costs associated with compliance with the rules and regulations of the SEC and various other costs of a public company. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs. Our management is devoting a substantial amount of time to ensure that we comply with all of these requirements. These laws and regulations also could make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations also could make it more difficult to attract and retain qualified persons to serve on our board of directors and board committees and serve as executive officers.
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
We concluded that our internal controls were effective as of December 31, 2020. See Part II, Item 9A "Management's Report on Internal Control over Financial Reporting." We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the SEC rules or our independent registered public accounting firm may not issue an unqualified opinion. If, in a future period, either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could cause the price of our Class A common stock to decline and could subject us to investigation or sanctions by the SEC.
Current owners of Class A common stock may be diluted by the future issuance of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise.
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
Assuming the Continuing LLC Members exchanged all of their Holdco Units for shares of our Class A common stock on December 31, 2020, up to an additional 106,165,105 shares of Class A common stock would have been eligible for sale in the public market, the majority of which is held by our executive officers, directors and their affiliated entities, and is subject to volume limitations under Rule 144 and various vesting agreements. Additionally, certain of our executive officers and directors own options exercisable for shares of Class A common stock.
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
Many widely-followed stock indices do not consider companies with multiple share classes, such as ours, eligible for inclusion in certain of their indices. As a result, our Class A common stock is not eligible for these stock indices. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock. Other stock indices may take a similar approach to the S&P Dow Jones in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
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
General Risks
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
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate our risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we and our Bank Partners are subject, including credit risk, market risk, liquidity risk, strategic risk and operational risk. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. While our exposure to the direct economic cost of consumer credit risk is somewhat limited because, with the exceptions of Warehouse Loan Participations, R&D Participations and other loans for which we purchase the receivables, we do not hold the loans or the receivables underlying the loans that our Bank Partners originate, we are exposed to consumer credit risk in the form of both our FCR liability and our limited escrow requirement, as well as our ability to maintain relationships with our existing Bank Partners and recruit new bank partners. Market risk is the risk of loss due to changes in external market factors such as interest rates. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (e.g., natural disasters), compliance, reputational or legal matters and includes those risks as they relate directly to us as well as to third parties with whom we contract or otherwise do business.
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
We are required to make various assumptions and estimates in preparing our financial statements under United States generally accepted accounting principles (“GAAP”), and in determining certain disclosures required under GAAP, including for purposes of determining share-based compensation; asset impairment; reserves related to litigation and other legal matters and contingencies and other regulatory exposures; the amounts recorded for certain contractual payments to be paid to, or received from, our merchants and others under contractual arrangements; fair value measurements of derivative instruments, servicing assets and liabilities and loans receivable held for sale; and measurement of financial guarantees. If the assumptions or estimates underlying our financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, which could have a material adverse effect on our business.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table sets forth selected information concerning our principal facilities as of December 31, 2020.

Location	Owned/Leased	Approximate Square Footage
Corporate Headquarters:
Atlanta, Georgia	Leased	51,500
Primary Call Centers:
Atlanta, Georgia(1)	Leased	82,400
Crestview Hills, Kentucky	Leased	39,700
Additional Facilities:
Alpharetta, Georgia	Leased	22,300
(1)The Atlanta, Georgia call center is leased from a related party under common management control. See Note 15 to the Notes to Consolidated Financial Statements included in Part II, Item 8 for more information on related party transactions.
We believe our current facilities are adequate and that we will be able to find suitable space to accommodate any potential future expansion.

ITEM 3. LEGAL PROCEEDINGS
We are party to legal proceedings incidental to our business. See Note 14 to the Notes to Consolidated Financial Statements included in Part II, Item 8 for information regarding legal proceedings. No assurance is given regarding the outcome of any of these proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders of Record
On May 24, 2018, our Class A common stock began trading on the NASDAQ Stock Market under the symbol "GSKY." Prior to that time, there was no public market for our stock. As of February 28, 2021, there was one holder of record of our Class A common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries. Our Class B common stock is neither listed nor traded on any stock exchange, nor is there an established public trading market for this class of common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The equity compensation plan information required by Item 201(d) of Regulation S-K will be set forth in the definitive Proxy Statement for the Company's annual meeting of stockholders, which we intend to file with the SEC no later than April 30, 2021, and is incorporated by reference in this annual report on Form 10-K. Additionally, refer to Note 12 to the Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information on our equity compensation plans.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our purchases of our Class A common stock during the fourth quarter in the year ended December 31, 2020. See Note 11 to the Notes to Consolidated Financial Statements included in Part II, Item 8 for additional discussion of our Class A common stock repurchases.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs
October 1, 2020 through October 31, 2020	—	$—	—	$—
November 1, 2020 through November 30, 2020	2,910	$3.65	—	$—
December 1, 2020 through December 31, 2020	5,115	$4.35	—	$—
Total	8,025		—
(1)For the periods presented, represents shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of equity awards.

Performance Graph
The following graph matches GreenSky, Inc.'s cumulative 31-month total stockholder return on its Class A common stock with the cumulative total returns of the NASDAQ Composite Index and the RDG SmallCap Technology Index. The graph tracks the performance of a $100 investment in our Class A common stock and in each index (with the reinvestment of all dividends) from May 24, 2018 (the date our Class A common stock commenced trading on the NASDAQ Stock Market) to December 31, 2020.
*$100 invested on 5/24/18 in GreenSky, Inc. Class A common stock and on 4/30/18 in the indices, including reinvestment of dividends.

	4/30/18 or 5/24/18*	12/31/18	12/31/19	12/31/20
GreenSky, Inc.	$100.00	$40.97	$38.10	$19.82
NASDAQ Composite	100.00	94.64	129.36	187.47
RDG SmallCap Technology	100.00	76.86	85.48	124.66
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Dividends
We have never declared nor paid cash dividends on our Class A common stock. We currently do not intend to pay cash dividends in the foreseeable future.
ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except per share data and unless otherwise indicated)
The Selected Consolidated Statements of Operations Data for the years ended December 31, 2020, 2019 and 2018 and the Selected Consolidated Balance Sheets Data as of December 31, 2020 and 2019 were derived from our Consolidated Financial Statements included in Item 8 of this Form 10-K. The Selected Consolidated Statements of Operations Data for the years ended December 31, 2017 and 2016 and the Selected Consolidated Balance Sheets Data as of December 31, 2018 and 2017 were derived from our audited Consolidated Financial Statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. You should read the following financial information together with the information under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included in Item 8.

GS Holdings and GSLLC are our predecessors for accounting purposes and, accordingly, amounts prior to the Reorganization Transactions and IPO represent the historical consolidated operations of either GS Holdings or GSLLC and its subsidiaries. The amounts as of December 31, 2020, 2019 and 2018 and during the period from May 24, 2018 through December 31, 2020 represent those of consolidated GreenSky, Inc. and its subsidiaries. Prior to the Reorganization Transactions and IPO, GreenSky, Inc. did not engage in any business or other activities except in connection with its formation and initial capitalization. See Note 1 to the Notes to Consolidated Financial Statements in Item 8 for further information on our organization.

	Year Ended December 31,
Selected Consolidated Statements of Operations Data:	2020	2019	2018	2017	2016
Total revenue	$525,649	$532,622	$420,298	$325,887	$263,865
Cost of revenue (exclusive of depreciation and amortization)	307,948	249,878	161,389	89,708	79,145
Total costs and expenses	473,109	414,366	264,554	180,288	144,054
Operating profit	52,540	118,256	155,744	145,599	119,811
Total other income (expense), net	(22,281)	(29,408)	(22,230)	(6,931)	4,653
Income before income tax expense	30,259	88,848	133,514	138,668	124,464
Income tax expense (benefit)	1,597	(7,125)	5,534	—	—
Net income	28,662	95,973	127,980	138,668	124,464
Net income attributable to noncontrolling interests	18,697	63,993	103,724	N/A	N/A
Net income attributable to GreenSky, Inc.	9,965	31,980	24,256	N/A	N/A
Earnings per share of Class A common stock(1):
Basic	$0.15	$0.52	0.43	N/A	N/A
Diluted	$0.14	$0.49	0.41	N/A	N/A
(1)Basic and diluted earnings per share of Class A common stock are applicable only for the period from May 24, 2018 through December 31, 2020, which is the period following the Reorganization Transactions and IPO. See Note 2 to the Notes to Consolidated Financial Statements in Item 8 for further information.

	December 31,
Selected Consolidated Balance Sheets Data:	2020	2019	2018	2017
Cash and cash equivalents	$147,775	$195,760	$303,390	$224,614
Restricted cash	319,879	250,081	155,109	129,224
Loan receivables held for sale, net	571,415	51,926	2,876	73,606
Deferred tax assets, net	387,951	364,841	306,979	—
Total assets	1,523,073	951,048	802,905	462,889
Finance charge reversal liability	185,134	206,035	138,589	94,148
Term loan	452,806	384,497	386,822	338,263
Tax receivable agreement liability	310,425	311,670	260,901	—
Total liabilities	1,698,549	1,005,991	837,670	488,928
Total temporary equity	—	—	—	430,348
Noncontrolling interest	(169,484)	(80,758)	(60,349)	—
Total permanent equity (deficit)	(175,476)	(54,943)	(34,765)	(456,387)
Total liabilities, temporary equity and permanent equity (deficit)	1,523,073	951,048	802,905	462,889

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
Organization
GreenSky, Inc. was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an IPO of its Class A common stock and certain Reorganization Transactions in order to carry on the business of GSLLC, a Georgia limited liability company, which is an operating entity. GS Holdings, a holding company with no operating assets or operations, was organized as a wholly-owned subsidiary of GreenSky, Inc. in August 2017. On August 24, 2017, GS Holdings acquired a 100% interest in GSLLC. Common membership interests of GS Holdings are referred to as "Holdco Units." See Note 1 to the Notes to Consolidated Financial Statements in Item 8 for a detailed discussion of the Reorganization Transactions (as defined in that note) and the IPO.
Executive Summary
For a Company overview, see Part I, Item 1 "Business."
Covid-19 Pandemic
On March 11, 2020, the World Health Organization designated the novel coronavirus disease (referred to as "COVID-19") as a global pandemic. In the second half of March 2020, the impact of COVID-19 and related actions to mitigate its spread within the U.S. began to impact our consolidated operating results. As of March 9, 2021, the date of filing this Annual Report on Form 10-K, the duration and severity of the effects of COVID-19 remain unknown. Likewise, we do not know the duration and severity of the impact of COVID-19 on members of the GreenSky ecosystem – our merchants, Bank Partners, and GreenSky program borrowers – or our associates. In addition to instituting a Company-wide work-at-home program to ensure the safety of all GreenSky associates and their families, we formed a GreenSky Continuity Team that is tasked with communicating to employees on a regular basis regarding such efforts as planning for contingencies related to the COVID-19 pandemic, providing updated information and policies related to the safety and health of all GreenSky associates, and monitoring the pandemic for new developments that may impact GreenSky, our work locations and/or our associates. Our GreenSky Continuity Team is generally following the requirements and protocols as published by the U.S. Centers for Disease Control and Prevention and the World Health Organization, as well as state and local governments. As of the date of this filing, we have not begun to lift the actions put in place as part of our business continuity strategy, including work-at-home requirements and travel restrictions, and we do not believe that these protocols have materially adversely impacted our internal controls or financial reporting processes.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law. The CARES Act, among other things, includes provisions relating to direct economic assistance to American workers, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and temporary relief from certain troubled debt restructuring provisions. While we do not believe the impacts of the CARES Act were material during the year ended December 31, 2020, we continue to examine both the direct and indirect impacts that the CARES Act, and additional government relief measures, may have on our business, including impacts associated with the expiration of select CARES Act provisions.
The following are key impacts of COVID-19 on our business and response initiatives taken by the Company, in coordination with our network partners, to mitigate such impacts:
Transaction Volume. Our transaction volume began to be impacted significantly by COVID-19 in mid-March 2020 and continued to be impacted through the remainder of the year.
For the year ended December 31, 2020, our transaction volume decreased 7% compared to the year ended December 31, 2019.
Our home improvement vertical has been largely resilient despite the COVID-19 pandemic. In order for our merchants to better adapt to their customers' financing needs in the current economic environment, we collaborated with our merchants and, in response to their input, developed a suite of new promotional loan product offerings, primarily additional reduced rate and deferred interest loan products. The extent to which our home improvement merchants have remained open for business has varied across merchant category and geographical location within the U.S. The elective healthcare services market was severely impacted by states prohibiting the performance of elective healthcare procedures and reducing our elective healthcare transaction volumes sharply compared to 2019 volumes. Elective healthcare transactions currently are not a material portion of our business.
Portfolio Credit Losses. We entered the COVID-19 pandemic with historically strong credit performance and we believe our home improvement sector program borrowers, in particular, in concert with our focus on promotional credit, are strongly resilient. To maintain our strong credit position in this uncertain economic environment, we continue to emphasize our super-prime promotional loan programs with our merchants. Additionally, in partnership with our Bank Partners, GreenSky program borrowers impacted by COVID-19 who requested hardship assistance have received temporary relief from payments. As of December 31, 2020, approximately 0.80% of the total servicing portfolio was in payment deferral. While our measures have thus far been effective in mitigating substantial credit losses, we anticipate increased portfolio credit losses in 2021 as compared to 2019 and 2020. The timing and extent of these future portfolio credit losses is not yet known given the ongoing COVID-19 pandemic. These potential credit losses would reduce our incentive payments from our Bank Partners. We also provide limited protection to the Bank Partners through our contractual escrow arrangements. The anticipated increased credit losses also increase the likelihood that we will need to make cash payments pursuant to those escrow arrangements for certain Bank Partners. Increases in credit losses have the effect of reducing our incentive payments from Bank Partners, thereby (absent any other factors) increasing our fair value change in finance charge reversal expense, which is a component of cost of revenue. In addition, for our loan receivables held for sale at December 31, 2020, estimated credit losses are reflected in the value at which the loan receivables are recorded.
As the impact of COVID-19 continues to persist and evolve, GreenSky remains committed to serving GreenSky program borrowers and our Bank Partners and merchants, while caring for the safety of our associates and their families. The potential impact that COVID-19 could have on our financial condition and results of operations remains highly uncertain. For more information, refer to Part I, Item 1A "Risk Factors" and, in particular, "– The global outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance and results of operations."
2020 Developments
Specific key developments during the year ended December 31, 2020 include:
•Funding Diversification. In 2020, we successfully implemented our strategy to diversify our funding to support our expected future transaction volume growth.
◦In May 2020, we entered into a series of agreements (collectively, the “Facility Bank Partner Agreements”) with an existing Bank Partner that provide a framework for the programmatic sale of loan participations and whole loans by the Bank Partner to third parties and GreenSky, including to special purpose vehicles of GreenSky.

◦In May 2020, we established an asset-backed revolving credit facility (the "Warehouse Facility") pursuant to a warehouse credit agreement entered into by a special purpose vehicle of GreenSky (the "Warehouse SPV"), the lenders party thereto from time to time (the "Warehouse Facility Lenders") and JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent. The Warehouse Facility was designed to finance purchases by the Warehouse SPV of participations in loans originated through the GreenSky program, in order to support our funding diversification activities and facilitate substantial incremental GreenSky program loan volume.
▪The Warehouse Facility initially provided a revolving committed financing of $300.0 million, with an additional $200.0 million uncommitted accordion that was subsequently accessed in July 2020.
▪In December 2020, the Warehouse Facility was amended in several respects, including the following: (i) the amount of the Warehouse Facility Lenders’ revolving commitment was increased from $300.0 million to $555.0 million, including $500.0 million under the Class A commitment and $55.0 million under the Class B commitment, (ii) the terms for the Class B commitment were established and Class B loans were issued under the Warehouse Facility, (iii) the commitment termination date was extended to December 17, 2021 and (iv) the maturity date was extended to December 17, 2023. With the addition of the Class B commitment, we now expect that the advance rate under the Warehouse Facility will be approximately 84% (on average) of the principal balance of the purchased participations, an increase from approximately 70%.
◦From September through December 2020, GreenSky executed over $1 billion in sales of loan participations or whole loans to institutional investors, financial institutions and Bank Partners. A portion of these transactions included the sale of participations previously purchased by the Warehouse SPV, and the related proceeds from such sales were used to pay down amounts previously borrowed under the Warehouse Facility, allowing additional purchases of participations to be financed through the Warehouse Facility. In February 2021, one of the purchasers completed a securitization of the loan participations, constituting the first securitization of GreenSky program assets.
◦We continue to work with multiple institutional investors, financial institutions or other financing sources on whole loan and loan participations sales programs. We currently anticipate these sales will account for approximately 20% of 2021 transaction volume. Notably, in the first quarter of 2021, we executed an arrangement with a new institutional investor that included an initial sale of approximately $135 million of loan participations and a forward flow commitment for $1.0 billion in additional loan participation sales over a one-year period.
•Expansion of Term Loan Facility. In June 2020, GS Holdings amended its March 29, 2018 Credit Agreement (as amended, the "2020 Amended Credit Agreement") to increase the borrowings under the agreement in an aggregate principal amount of $75.0 million. The proceeds of the expansion are being used for general corporate purposes and to enhance our overall liquidity position.
•Completion of Strategic Alternatives Review. On August 10, 2020, the Company announced that the Company’s Board of Directors, working together with its senior management team and legal and financial advisors, completed the process, announced in August 2019, to explore, review and evaluate a range of potential strategic alternatives focused on maximizing stockholder value. The Company’s Board of Directors determined that the Company could best drive future value creation by executing on a growth plan that leverages a renewed focus on the Company’s home improvement vertical, the cross marketing of complementary products to its consumer program borrowers, enhanced merchant productivity, scalability of operations, termination of the programmatic sale of charged-off receivables, and funding diversification to support its continued profitable growth.
•U.S. Patent Issuances. In July 2020, the United States Patent and Trademark Office issued our first U.S. patent. Originally filed in 2014, the patent relates to our mobile application process and decisioning model. An additional U.S. patent related to our mobile application process and decisioning model was issued in

November 2020. These patents are an important recognition of a key component of our proprietary technology platform.
2020 Results
Notwithstanding the impact of COVID-19 on our 2020 transaction volumes, we achieved stable results in our key business metrics and financial measures for the year ended December 31, 2020:
•Transaction volume (as defined below) was $5.52 billion during the year ended December 31, 2020 compared to $5.95 billion during the year ended December 31, 2019 (decrease of 7%) and $5.03 billion during the year ended December 31, 2018 (increase of 18%);
•Total revenue of $525.6 million during the year ended December 31, 2020 decreased by 1% from $532.6 million during the year ended December 31, 2019, which in turn increased by 27% from $420.3 million during the year ended December 31, 2018. Transaction fees earned per dollar originated were 7.13% during 2020 compared to 6.82% during 2019, which largely offset the decrease in transaction volume. We recognized an increase in the fair value change in our servicing asset of $345 thousand in 2020, as compared to the $30.5 million increase in the fair value of our servicing asset in 2019, primarily associated with increases to the contractual fixed servicing fees in 2019 for certain Bank Partners, which positively impacted servicing revenue;
•The outstanding balance of loans serviced by our platform totaled $9.55 billion as of December 31, 2020 compared to $9.15 billion as of December 31, 2019 (increase of 4%) and $7.34 billion as of December 31, 2018 (increase of 25%);
•We maintained an attractive consumer credit profile. For all loans originated on our platform during 2020, the credit-line weighted average consumer credit score was 780. Furthermore, consumers with credit scores over 780 comprised 40% of the loan servicing portfolio as of December 31, 2020, and over 88% of the loan servicing portfolio as of December 31, 2020 consisted of consumers with credit scores over 700; and
•The 30-day delinquencies as of December 31, 2020 were 0.99%, an improvement of 39 basis points over December 31, 2019. The delinquency rate includes accounts that received COVID-19 assistance and were previously in payment deferral. Approximately 0.80% of the total loans serviced by our platform as of December 31, 2020 were in payment deferral related to COVID-19 assistance as of that date, compared to 4% at the peak in the second quarter of 2020.
Net income of $28.7 million during the year ended December 31, 2020 decreased from $96.0 million during the year ended December 31, 2019. The decrease in net income for the year ended December 31, 2020 relates primarily to cost of revenue acceleration associated with the transition to a diversified funding model in 2020. During the last four months of 2020, the Company facilitated sales of over $1.0 billion in whole loans or loan participations. Adjusted EBITDA (as defined below) of $105.9 million during the year ended December 31, 2020 was largely consistent with the $105.0 million during the year ended December 31, 2019.
Net income of $96.0 million for the year ended December 31, 2019 decreased from $128.0 million during the year ended December 31, 2018. Net income for the year ended December 31, 2019 was primarily impacted by the recognition of estimated expense associated with our financial guarantee arrangement with a Bank Partner upon expiration of its loan origination agreement in the fourth quarter of 2019. See Note 14 to the Notes to Consolidated Financial Statements included in Item 8 for additional information regarding our financial guarantees. Adjusted EBITDA of $105.0 million during the year ended December 31, 2019, decreased from $144.3 million during the year ended December 31, 2018.
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
We have updated 2019 and 2018 Adjusted EBITDA to be consistent with the Company's 2020 presentation in accordance with our Non-GAAP policy.
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

	Year Ended December 31,
	2020	2019	2018
Net income	$28,662	$95,973	$127,980
Interest expense(1)	25,024	23,860	23,584
Tax expense (benefit)	1,597	(7,125)	5,534
Depreciation and amortization	11,330	7,304	4,478
Share-based compensation expense(2)	14,923	13,769	6,054
Change in financial guarantee liability - Non-renewal of Bank Partner(3)	—	16,215	—
Financial guarantee liability - Escrow(4)	—	(241)	—
Servicing asset and liability changes(5)	(2,157)	(29,679)	945
Mark-to-market on sales facilitation obligations(6)	10,655	—	—
Discontinued charged-off receivables program(7)	—	(29,190)	(26,692)
Transaction and non-recurring expenses(8)	15,818	14,149	2,393
Adjusted EBITDA	$105,852	$105,035	$144,276
(1)Interest expense on the Warehouse Facility and interest income on the loan receivables held for sale are not included in the adjustment above as amounts are components of cost of revenue and revenue, respectively.

(2)See Note 12 to the Notes to Consolidated Financial Statements included in Item 8 for additional discussion of share-based compensation.
(3)Includes losses recorded in the fourth quarter of 2019 associated with the financial guarantee arrangement for a Bank Partner that did not renew its loan origination agreement when it expired in November 2019. See Note 14 to the Notes to Consolidated Financial Statements included in Item 8 for additional discussion of financial guarantee arrangements.
(4)Includes non-cash charges related to our financial guarantee arrangements with our ongoing Bank Partners, which are primarily a function of new loans facilitated on our platform during the period increasing the contractual escrow balance and the associated financial guarantee liability. In the fourth quarter of 2020, due to expectations that some of these financial guarantees may require cash settlement, the Company discontinued adjusting EBITDA for financial guarantees and recognized a cumulative adjustment to reverse all previous amounts adjusted in 2020.
(5)Includes the non-cash changes in the fair value of servicing assets and liabilities related to our servicing arrangements with Bank Partners and other contractual arrangements. 2019 and 2018 amounts have been updated to be consistent with the Company's 2020 presentation in accordance with our Non-GAAP policy. See Note 3 to the Notes to Consolidated Financial Statements included in Item 8 for additional discussion of servicing assets and liabilities.
(6)Mark-to-market on sales facilitation obligations reflects changes in the fair value in the embedded derivative for sales facilitation obligations. The changes in fair value are recognized as a mark-to-market expense in cost of revenue for the period. See Note 3 to the Notes to Consolidated Financial Statements included in Item 8 for additional discussion.
(7)Includes the amounts related to the now discontinued program of transferring our rights to charged-off receivables to third parties. 2019 and 2018 amounts have been updated to be consistent with the Company's 2020 presentation in accordance with our Non-GAAP policy.
(8)For the year ended December 31, 2020, includes (i) legal fees associated with IPO litigation and regulatory matter of $7.3 million, (ii) increased costs resulting from the COVID-19 pandemic of $4.4 million, (iii) professional fees associated with our strategic alternatives review process of $2.7 million, and (iv) loss on remeasurement of our tax receivable agreement liability of $1.4 million. For the year ended December 31, 2019, includes (i) loss on remeasurement of our tax receivable agreement liability of $9.8 million, (ii) legal fees associated with IPO related litigation of $2.0 million, (iii) professional fees associated with our strategic alternatives review process of $1.5 million, (iv) lien filing expenses related to certain Bank Partner solar loans of $621 thousand and (v) one-time tax compliance fees related to filing the final tax return for the Former Corporate Investors associated with the Reorganization Transactions of $160 thousand. For the year ended December 31, 2018, includes (i) certain costs associated with our IPO, which were not deferrable against the proceeds of the IPO and (ii) certain costs, such as legal and debt arrangement costs, related to our March 2018 term loan upsizing.

Business Metrics
We review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends, formulate plans and make strategic decisions, including the following.

	Year Ended December 31,
	2020	2019	2018
Transaction Volume
Dollars (in millions)	$5,515	$5,954	$5,030
Percentage increase (decrease)	(7)%	18%
Loan Servicing Portfolio
Dollars (in millions, at end of period)	$9,549	$9,150	$7,341
Percentage increase	4%	25%
Cumulative Consumer Accounts
Number (in millions, at end of period)	3.71	3.03	2.24
Percentage increase	22%	35%
Transaction Volume. We define transaction volume as the dollar value of loans facilitated on our platform during a given period. Transaction volume is an indicator of revenue and overall platform profitability.
Loan Servicing Portfolio. We define our loan servicing portfolio as the aggregate outstanding consumer loan balance (principal plus accrued interest and fees) serviced by our platform at the date of measurement. Our loan servicing portfolio is an indicator of our servicing activities. The average loan servicing portfolio for the years ended December 31, 2020, 2019 and 2018 was $9,378 million, $8,213 million and $6,303 million, respectively.

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
Factors Affecting our Performance
Robust Network of Merchants and Transaction Volume. We derive transaction volumes from our robust network of merchants. Our revenues and financial results are heavily dependent on our transaction volume, which represents the dollar amount of loans funded on our platform and, therefore, influences the fees that we earn and the per-unit cost of the services that we provide. Our transaction volume depends on our ability to retain our existing platform participants, add new participants and expand to new industry verticals.
Bank Partner Relationships; Other Funding. "Bank Partners" are the federally insured banks that originate loans under the consumer financing and payments program that we administer for use by merchants on behalf of such banks in connection with which we provide point-of-sale financing and payments technology and related marketing, servicing, collection and other services (the "GreenSky program" or "program"). Our ability to generate and increase transaction volume and expand our loan servicing portfolio is, in part, dependent on (a) retaining our existing Bank Partners and having them renew and expand their commitments, (b) adding new Bank Partners and/or (c) adding complementary funding arrangements to increase funding capacity. Our failure to do so could materially and adversely affect our business and our ability to grow. A Bank Partner’s funding commitment typically has an initial multi-year term, after which the commitment is either renewed (typically on an annual basis) or expires. Since June 30, 2020 we had four Bank Partners' funding commitments renewed for an additional year for an aggregate of approximately $5.8 billion. No assurance is given that any of the current funding commitments of our Bank Partners will be renewed.
As of December 31, 2020, we had aggregate funding commitments from our ongoing Bank Partners of approximately $9.7 billion, a substantial majority of which are "revolving" commitments that replenish as outstanding loans are paid down. Of the funding commitments available at December 31, 2020 for use in the next 12 months, approximately $2.0 billion was unused and we anticipate approximately $2.6 billion of additional funding capacity will become available as loans pay-down under revolving commitments during this period. As we add new Bank Partners, their full commitments are typically subject to a mutually agreed upon onboarding schedule. From time to time, certain of our Bank Partners have requested adjustments to the volume or type of loans that they originate, including, on occasion, temporary increases, decreases or suspensions of originations. We have generally honored these requests in the ordinary course of our relationships with our Bank Partners and, to date, they have not had a significant impact on the GreenSky program.
As noted above under "Executive Summary - 2020 Developments," in addition to customary expansion of commitments from existing Bank Partners and the periodic addition of new Bank Partners to our funding group, we have diversified our funding to also include alternative structures with institutional investors, financial institutions and other financing sources. From September through December 2020, GreenSky executed over $1.0 billion in sales of loan participations or whole loans to institutional investors, financial institutions and Bank Partners. A portion of these transactions included the sale of participations previously purchased by the Warehouse SPV, and the related proceeds from such sales were used to pay down amounts previously borrowed under the Warehouse Facility, which allowed additional purchases of participations to be financed through the Warehouse Facility. In addition, in the first quarter of 2021, the Company executed an arrangement with an institutional investor that included an initial sale of loan participations totaling approximately $135 million and a forward flow commitment for the sale of up to $1.0 billion in additional loan participations over a one-year period.
We anticipate whole loan and loan participation sales to continue to be important to our funding capacity. If we do not timely consummate our anticipated 2021 whole loan or loan participation sales or if these sales combined with funding commitments from our Bank Partners are not sufficient to support expected originations, it could limit our ability to facilitate GreenSky program loans and our ability to generate revenue at or above current levels.

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
•Under our Bank Partner agreements, if credit losses exceed an agreed-upon threshold, we make limited payments to our Bank Partners. Our maximum financial exposure is contractually limited to the escrow that we establish with each Bank Partner; this expense represented a weighted average target rate of 2.1% of the total outstanding loan balance as of December 31, 2020. Cash set aside to meet this requirement is classified as restricted cash in our Consolidated Balance Sheets. As of December 31, 2020, the financial guarantee liability associated with our escrow arrangements recognized in accordance with ASU 2016-13 was approximately $128 million, which represents approximately 80% of the contractual escrow that we have established with each Bank Partner.
•Under certain recent Bank Partner agreements, the first credit losses that occur on all or part of their portfolio of loans result in payments to the Bank Partner from a credit support fund that was established as loans were purchased or originated. Our maximum financial exposure for such loans is contractually limited to the cash within the credit support fund, and any escrow, as described above, for that Bank Partner. The credit support funds established represent a weighted average target rate of 2.0% of the applicable loans. Cash set aside to meet this requirement is classified as restricted cash in our Consolidated Balance Sheets. As of December 31, 2020, the financial guarantee liability associated with our credit support fund recognized in accordance with ASU 2016-13 was approximately $4 million, which represents 100% of the credit support fund established with the Bank Partner.

Performance of Loan Sales. We have minimal credit risk related to loans or loan participations originated by Bank Partners that have been sold to third parties as either whole loans or loan participations. We continue to service these loans, which represented approximately 9% of our servicing portfolio at December 31, 2020.
Performance of Loan Receivables Held for Sale. We bear substantially all of the credit risk of loan receivables held for sale, however, our intent is that our holding period for such loan receivables is relatively brief. No assurance is given that we will be able to timely sell such receivables.
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

General Economic Conditions and Industry Trends. Our results of operations are impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending behavior and consumer demand for our merchants’ products and services. As general economic conditions improve or deteriorate, the amount of consumer disposable income tends to fluctuate, which, in turn, impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. Specific economic factors, such as interest rate levels, changes in monetary and related policies, market volatility, consumer confidence and, particularly, unemployment rates, also influence consumer spending and borrowing patterns. In addition, trends within the industry verticals in which we operate affect consumer spending on the products and services our merchants offer in those industry verticals. For example, the strength of the national and regional real estate markets and trends in new and existing home sales impact demand for home improvement goods and services and, as a result, the volume of loans originated to finance these purchases. Further, escalating elective healthcare costs, advances in medical technology and increasing life expectancy are likely to impact demand for elective medical procedures and services. Refer to "Executive Summary—Covid-19 Pandemic" above for a discussion of the expected impacts on our business from the COVID-19 pandemic.
Seasonality. See Part I, Item 1 "Business", for a seasonality discussion.

Results of Operations Summary

				Variance
	Year Ended December 31,			2020 vs 2019		2019 vs 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Revenue
Transaction fees	$393,137	$405,905	$348,904	$(12,768)	(3)%	$57,001	16%
Servicing	115,455	123,696	65,597	(8,241)	(7)%	58,099	89%
Interest and other	17,057	3,021	5,797	14,036	N/M	(2,776)	(48)%
Total revenue	525,649	532,622	420,298	(6,973)	(1)%	112,324	27%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	307,948	249,878	161,389	58,070	23%	88,489	55%
Compensation and benefits	88,049	84,052	62,360	3,997	5%	21,692	35%
Property, office and technology	16,616	16,671	12,660	(55)	—%	4,011	32%
Depreciation and amortization	11,330	7,304	4,478	4,026	55%	2,826	63%
Sales, general and administrative	42,476	33,350	19,848	9,126	27%	13,502	68%
Financial guarantee	4,952	20,699	1,607	(15,747)	(76)%	19,092	N/M
Related party	1,738	2,412	2,212	(674)	(28)%	200	9%
Total costs and expenses	473,109	414,366	264,554	58,743	14%	149,812	57%
Operating profit	52,540	118,256	155,744	(65,716)	(56)%	(37,488)	(24)%
Other income (expense), net	(22,281)	(29,408)	(22,230)	7,127	(24)%	(7,178)	32%
Income before income tax expense (benefit)	30,259	88,848	133,514	(58,589)	(66)%	(44,666)	(33)%
Income tax expense (benefit)	1,597	(7,125)	5,534	8,722	N/M	(12,659)	N/M
Net income	$28,662	$95,973	$127,980	$(67,311)	(70)%	$(32,007)	(25)%
Less: Net income attributable to noncontrolling interests	18,697	63,993	103,724	(45,296)	(71)%	(39,731)	(38)%
Net income attributable to GreenSky, Inc.	$9,965	$31,980	$24,256	$(22,015)	(69)%	$7,724	32%

Earnings per share of Class A common stock(1)
Basic	$0.15	$0.52	$0.43
Diluted	$0.14	$0.49	$0.41

N/M denotes that the percentage change is not meaningful
(1)For the year ended December 31, 2018, basic and diluted earnings per share of Class A common stock are applicable only for the period from May 24, 2018 through December 31, 2018, which is the period following the IPO and related Reorganization Transactions. See Note 2 to the Notes to Consolidated Financial Statements in Item 8 for further information.
Years Ended December 31, 2020, 2019 and 2018
In the following results of operations discussion, unless otherwise indicated, references to 2020, 2019 and 2018 mean the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.
Total Revenue
We generate a substantial majority of our total revenue from transaction fees paid by merchants each time a consumer utilizes our platform to finance a purchase and, to a lesser extent, from fixed servicing fees on our loan servicing portfolio.

Transaction fees
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
2020 vs. 2019. Transaction fees revenue decreased 3% during 2020 compared to 2019, driven by a decrease in transaction volume of 7% year over year, partially offset by an increase in the transaction fee rate (transaction fees earned as a percentage of transaction volume).
The transaction fee rate was 7.13% during 2020 compared to 6.82% during 2019. The year-over-year transaction fee rate increase is related to the mix of promotional terms of loans originated on our platform. Loans with lower interest rates, longer stated maturities and longer promotional periods generally carry relatively higher transaction fee rates. Conversely, loans with higher interest rates, shorter stated terms and shorter promotional periods generally carry relatively lower transaction fee rates. With the onset of the COVID-19 pandemic in 2020, our merchants shifted originations to more promotional loans, which resulted in the upward shift in the transaction fee rate. In addition, the mix of loans offered by merchants generally varies by merchant category, and is dependent on merchant and consumer preference. Therefore, shifts in merchant mix have a direct impact on our transaction fee rates.
2019 vs. 2018. Transaction fees revenue increased 16% during 2019 compared to 2018, which was largely commensurate with an increase in transaction volume of 18% year over year. The impact of higher transaction volume was slightly offset by price concessions for a significant merchant group, which reduced transaction fees by $3.7 million during 2019 compared to $2.4 million offered to the same merchant group during 2018. Transaction fees were further reduced by the decrease in transaction fees earned per dollar originated from 6.94% in 2018 compared to 6.82% in 2019. During 2019, relative to 2018, there was a shift in loan originations from lower to higher annual percentage yields and shifts in merchant mix, which resulted in the decrease in transaction fees earned per dollar originated.
Servicing
We earn a specified servicing fee from providing professional services to manage loan portfolios on behalf of our Bank Partners, including for participated loans where a Bank Partner retains the loan and servicing rights and we service the participated loans for the Bank Partner. We are entitled to collect servicing fees as part of the servicing agreements with our Bank Partners, which are paid monthly and typically based upon an annual fixed percentage of the average outstanding loan portfolio balance. Servicing revenue is also impacted by the fair value change in our servicing assets associated with the servicing arrangements with our Bank Partners. See Note 3 to the Notes to Consolidated Financial Statements included in Item 8 for additional information on our servicing assets.
The following table presents servicing revenue earned from servicing fees and the fair value change in servicing assets included in our servicing revenue.

	Year Ended December 31,
	2020	2019	2018
Servicing fee	$115,110	$93,237	$65,597
Fair value change in servicing asset(1)	345	30,459	—
Total servicing revenue	$115,455	$123,696	$65,597
(1)Represents the change in the fair value of our servicing assets, including the change in fair value from the additions to servicing assets, which we recognize as servicing revenue. We began recognizing servicing assets in the second quarter of 2019 and, therefore, we did not recognize such revenue for the year ended December 31, 2018.
2020 vs. 2019. We earn fixed servicing fees from our Bank Partners on our loan servicing portfolio. During 2020, servicing revenue decreased $8.2 million, or 7%, compared to 2019, which was primarily attributable to a lower impact from change in servicing asset of $345 thousand in 2020, as compared to $30.5 million in 2019. The decrease was offset by an increase in the average loan servicing portfolio of 14% and the receipt of higher fixed servicing fees resulting from increases to the contractual fixed servicing fees for certain Bank Partners in the second half of 2019. In 2020, the average servicing fee increased to 1.2% of the average loan servicing portfolio compared to 1.1% in 2019.
2019 vs. 2018. Servicing revenue was favorably impacted during 2019 by the fair value change in our servicing asset of $30.5 million, primarily associated with increases to the contractual fixed servicing fees for certain Bank Partners. In 2019, we renegotiated certain Bank Partner agreements where the Company agreed to post additional escrow and increase the agreed-upon Bank Partner portfolio yield. In exchange for these considerations, we received an increase in our loan servicing fees from the Bank Partners. We determined that the increase in servicing fees resulted in an increase to the fair value of our servicing assets for these Bank Partners. We also anticipate that, all other factors remaining constant, these increased servicing fees will contribute to lower incentive payments received in future periods from the Bank Partners. Excluding this increase in fair value of servicing assets, servicing revenue increased 42% during 2019 compared to 2018, which was attributable to the increase in our average loan servicing portfolio of 30%, combined with the receipt of higher fixed servicing fees associated with the aforementioned increases in contractual fees.
Interest and other
We earn interest income from loan receivables held for sale, including loan participations purchased by the Warehouse SPV. With the formation and use of the Warehouse SPV, the magnitude of loan receivables held for sale has increased on our Consolidated Balance Sheets. As a result, for prior periods, we have reclassified interest income for loan receivables held for sale that were previously included within other income (expense), net to interest and other revenue in the Consolidated Statements of Operations.
2020 vs. 2019. During 2020, interest and other revenue increased $14.0 million compared to 2019, primarily due to the formation and use of the Warehouse SPV which increased the magnitude of loan receivables held for sale on our Consolidated Balance Sheets to $571.4 million as of December 31, 2020, compared to $51.9 million in 2019.
2019 vs. 2018. During 2019, interest and other revenue decreased $2.8 million, or 48%, compared to 2018 which was reflective of a decline in the average balance of loan receivables held for sale in 2019.
Cost of Revenue (exclusive of depreciation and amortization expense)

	Year Ended December 31,
	2020	2019	2018
Origination related	$25,606	$34,091	$28,413
Servicing related	52,312	45,419	36,098
Fair value change in FCR liability	147,018	170,368	96,878
Loan and loan participation sales costs	72,357	—	—
Mark-to-market on sales facilitation obligations	10,655	—	—
Total cost of revenue (exclusive of depreciation and amortization expense)	$307,948	$249,878	$161,389
Origination related
Origination related expenses typically include costs associated with our customer service staff that supports Bank Partner loan originations, credit and identity verification, loan document delivery, transaction processing by our third-party transaction processor and customer protection expenses when we indemnify a Bank Partner if a merchant does not fulfill its obligation to the end consumer.
2020 vs. 2019. During 2020, origination related expenses decreased 25% compared to 2019, driven by our 7% year over year decrease in transaction volume and lower customer protection expenses of $6.9 million compared to 2019.
2019 vs. 2018. During 2019, origination related expenses increased 20% compared to 2018, which supported our 18% year over year transaction volume growth. While we achieved operational efficiencies associated with staffing and loan processing expenses, we had increases in customer protection expenses of $5.0 million during 2019 compared to 2018.
Servicing related
Servicing related expenses are primarily reflective of the cost of our personnel (including dedicated call center personnel) and printing and postage related to consumer statement production.
2020 vs. 2019. During 2020, servicing related expenses increased 15% compared to 2019, resulting from our 14% year over year average loan servicing portfolio growth. The increases in servicing related expenses associated with the increases in loans serviced were primarily for personnel costs within our customer service, collections and quality assurance functions.
2019 vs. 2018. During 2019, servicing related expenses increased 26% compared to 2018, which supported our 30% year over year average loan servicing portfolio growth.
Fair value change in FCR liability
Under our contracts with Bank Partners, we receive incentive payments from Bank Partners based on the surplus of finance charges billed to borrowers over an agreed-upon portfolio yield, a fixed servicing fee and realized net credit losses. We reduce these incentive payments based on estimated future reversals of previously billed interest on deferred interest loan products that we will be obligated to remit to Bank Partners in future periods. These estimated future reversals are recorded as a liability on our Consolidated Balance Sheets.
See Note 3 to the Notes to Consolidated Financial Statements included in Item 8 for additional information on our finance charge reversal liability, including a qualitative discussion of the impact to the fair value of our liability resulting from changes in the finance charge reversal rate and discount rate. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Credit risk”
The following table reconciles the beginning and ending measurements of our FCR liability and highlights the activity that drove the fair value change in FCR liability included in our cost of revenue.

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$206,035	$138,589	$94,148
Receipts(1)	215,049	159,527	129,153
Settlements(2)	(382,968)	(262,449)	(181,590)
Fair value change in FCR liability(3)	147,018	170,368	96,878
Ending balance	$185,134	$206,035	$138,589
(1)Includes: (i) incentive payments from Bank Partners, which is the surplus of finance charges billed to borrowers over an agreed-upon portfolio yield, a fixed servicing fee and realized net credit losses, (ii) cash received from recoveries on previously charged-off Bank Partner loans and (iii) the proceeds received from transferring our rights to charged-off receivables (as defined below) attributable to previously charged-off Bank Partner loans. We consider all monthly incentive payments from Bank Partners during the period to be related to billed finance charges on deferred interest products until monthly incentive payments exceed total billed finance charges on deferred products, which did not occur during any of the periods presented.
(2)Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that were repaid within the promotional period. The year ended December 31, 2020 also includes $28.6 million of billed finance charges related to loan participations held by the Warehouse SPV that were not yet collected and subject to a potential future finance charge reversal at the time of purchase, which were paid to the Bank Partner in full as of the participation purchase dates.
(3)A fair value adjustment is made based on the expected reversal percentage of billed finance charges (expected settlements), which is estimated at each reporting date. The fair value adjustment is recognized in cost of revenue in the Consolidated Statements of Operations.

Further detail regarding our receipts is provided below for the years indicated:

	Year Ended December 31,
	2020	2019	2018
Incentive payments	$198,570	$125,771	$99,368
Proceeds from charged-off receivables transfers(1)	—	29,190	26,692
Recoveries on unsold charged-off receivables(2)	16,479	4,566	3,093
Total receipts	$215,049	$159,527	$129,153
(1)We collected recoveries on previously charged-off and transferred Bank Partner loans on behalf of our charged-off receivables investors of $22.7 million, $22.0 million, and $14.8 million during 2020, 2019, and 2018, respectively. These collected recoveries are excluded from receipts, as they do not impact our fair value change in FCR liability.
(2)Represents recoveries on previously charged-off Bank Partner loans.
2020 vs. 2019. The decrease of $23.4 million, or 14%, in the fair value change in FCR liability recognized in cost of revenue during 2020 compared to 2019 was primarily a function of higher performance fees (attributable to lower charge-offs and lower bank margin) and a lower balance of deferred interest loans subject to FCR which more than offset the impact of the change in FCR Liability, net of settlements. In addition, there were no sales of charged-off receivables in 2020 compared to proceeds of $29.2 million realized from such sales in 2019.
2019 vs. 2018. The $73.5 million, or 76%, increase in the fair value change in FCR liability recognized in cost of revenue during 2019 compared to 2018 was primarily a function of deferred interest product finance charges outpacing receipts. Billed finance charges on loans in promotional status totaled $265.8 million as of December 31, 2019 compared to $173.3 million as of December 31, 2018, an increase of 53%. Comparatively, receipts of $159.5 million during 2019 increased only 24% from $129.2 million during 2018. The higher growth rate in deferred interest product finance charges has led to a material change in expense period over period. Receipts did not rise proportionally with deferred interest billed finance charges primarily because of an increase in Bank Partner portfolio credit losses and an increase in the agreed upon Bank Partner portfolio yield in 2019 associated with loans originated during 2018 and early 2019.
Loan and loan participation sales costs
Loan and loan participation sales costs primarily include interest expense on the Warehouse Facility, lower of cost or fair value adjustments on sold loan participations or currently owned Warehouse Loan Participations, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining the Warehouse Facility.
2020 vs. 2019. During 2020, loan and loan participation sales costs were $72.4 million, inclusive of the $57.0 million realized loss on Warehouse Loan Participations sold. As the Facility Bank Partner Agreements and the Warehouse Facility are new arrangements beginning in the second quarter of 2020, there were no Warehouse SPV related expenses during 2019.
Mark-to-market on sales facilitation obligations
The mark-to-market on sales facilitation obligations reflects the changes in the fair value in the embedded derivative for loan participation commitments and are recognized as a mark-to-market in cost of revenue for the period.
While our Bank Partner funding costs are recognized over the life of the loan, the fair value adjustments on Warehouse Loan Participations and sales facilitation obligations are recognized in the period of the purchase of the loan participations by the Warehouse SPV or entering into the loan participation commitment. Thus, the fair value adjustments will create a benefit in the form of reducing Bank Partner funding costs over the life of the loan.

2020 vs. 2019. During 2020, the mark-to-market on sales facilitation obligations were $10.7 million. As the first sales facilitation obligations were entered into in the third quarter of 2020, there were no such amounts during 2019. See Note 3 to the Notes to Consolidated Financial Statements in Part II, Item 8 for further information.
Compensation and benefits
Compensation and benefits expenses primarily consist of salaries, benefits and share-based compensation for all cost centers not already included in cost of revenue, such as information technology, sales and marketing, product management and all overhead related activities.
2020 vs. 2019. During 2020, compensation and benefits expense increased $4.0 million, or 5%, compared to 2019 as a result of higher salary expense of $3.3 million and an increase in share-based compensation expense of $1.2 million. The increase was partially offset by a $440 thousand increase in capitalized IT costs during the period.
2019 vs. 2018. During 2019, compensation and benefits expense increased $21.7 million, or 35%, compared to 2018 primarily due to increased share-based compensation expense of $7.8 million and continued investment in our information technology, credit and sales infrastructure.
Property, office and technology
Property, office and technology expenses primarily relate to technology, telecommunications and third party rent expense. These costs also include maintenance and security expenses associated with our facilities.
2020 vs. 2019. During 2020, property, office and technology expense decreased $55 thousand compared to 2019. Technology consulting expenses decreased $2.0 million which was offset by the increases in software, hardware and hosting costs of $1.7 million and facility related costs of $339 thousand.
2019 vs. 2018. During 2019, property, office and technology expense increased $4.0 million, or 32%, compared to 2018 primarily driven by increases of $3.1 million in software, hardware and host costs and $718 thousand in operating lease costs.
Depreciation and amortization
Depreciation and amortization expense is related to capitalizable computer hardware, furniture and leasehold improvements, as well as software, which is primarily internally developed. Computer hardware is depreciated over three years, software is amortized over three years, furniture is depreciated over five years and leasehold improvements are depreciated over the shorter of the expected life of the asset or the remaining lease term.
2020 vs. 2019. During 2020, depreciation and amortization expense increased $4.0 million, or 55%, compared to 2019 primarily driven by increases over time in capitalized internally-developed software.
2019 vs. 2018. During 2019, depreciation and amortization expense increased $2.8 million, or 63%, compared to 2018 primarily driven by increases over time in capitalized internally-developed software and increases over time in depreciation expense from our growing infrastructure needs.
Sales, general and administrative
Sales, general and administrative expenses primarily consist of legal, accounting, consulting and other professional services, recruiting, non-sales and marketing travel costs and promotional activities. The majority of our sales and marketing spend is “business-to-business” related, as we primarily attract new merchants to our program through trade shows, on-site visits with prospective merchants and other means.
2020 vs. 2019. During 2020, sales, general and administrative expense increased $9.1 million, or 27%, compared to 2019 primarily related to: (i) provision for losses for loan receivables held for sale of $4.5 million; (ii) professional fees related to litigation and compliance matters of $7.1 million; and (iii) advisory and insurance costs of $1.5 million. During 2020, these increases were offset by decreases in trade show attendance, advertising fees, recruiting and marketing related travel expenses largely related to impacts of the COVID-19 pandemic.

2019 vs. 2018. During 2019, sales, general and administrative expense increased $13.5 million, or 68%, compared to 2018 primarily related to: (i) professional fees related to litigation and compliance matters of $6.3 million; (ii) increases in advisory and insurance costs of $3.1 million; (iii) loan loss reserves associated with purchases of loan receivables held for sale in the second half of 2019 of $2.9 million and (iii) additional increases primarily related to hiring and other activities to support the growth of our business, including recruiting expenses associated with our 8% increase in number of employees. During 2019, these increases were offset by $1.2 million in lower third party costs, including legal and debt arrangement costs, associated with our 2018 Amended Credit Agreement (as defined under "Liquidity and Capital Resources–Borrowings" later in this Item 7) incurred during 2018.
Financial guarantee
Financial guarantee expense primarily consists of changes in our non-cash charges from the adoption of ASC 326, Financial Instruments–Credit Losses (CECL), including the anticipated usage of credit support funds by our Bank Partners. Financial guarantee expense also includes the actual cash escrow used by Bank Partners. Upon our adoption of the provisions of ASU 2016-13 on January 1, 2020, our financial guarantee liability associated with our escrow arrangements with our Bank Partners was recognized in accordance with ASC 326, Financial Instruments–Credit Losses. Changes in the financial guarantee liability each period as measured under CECL are recorded as non-cash charges in the Consolidated Statements of Operations.
2020 vs. 2019. During 2020, financial guarantee expense decreased $15.7 million, or 76%, compared to 2019, due to the $16.2 million financial guarantee liability from the expected escrow usage associated with the loan portfolio of a Bank Partner that did not renew its loan origination agreement when it expired in 2019. Financial guarantee expense from escrow paid to Bank Partners totaled $7.8 million during 2020, which was partially offset by a non-cash financial guarantee expense (benefit) of $(2.8) million subsequent to our adoption of ASU 2016-13 on January 1, 2020. As measured in accordance with the new standard, the increase in the financial guarantee liability during 2020 was primarily associated with new Bank Partner loans facilitated during the period, which increased the required escrow balance and, to a lesser degree, increased expectations of Bank Partner loan credit performance under the current economic environment.
The loan participation and whole loan sales executed in the second half of 2020 will benefit future periods as they increase future incentive payments from Bank Partners by shifting the risk of future credit losses for the relevant loans to the purchasers. Additionally, these sales reduce our anticipated escrow usage and the related financial guarantee liability, which resulted in the recognition of a significant financial guarantee benefit during the fourth quarter of 2020. See Note 1 and Note 14 to the Notes to Consolidated Financial Statements included in Item 8 for additional information regarding the measurement of our financial guarantees under the new standard.
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
Related party
Related party expenses, on a recurring basis, primarily consist of rent expense, as we lease one office space from a related party. In addition, we made equity and transaction-based payments to certain related parties and have professional services agreements with related parties.
2020 vs. 2019. During 2020, related party expenses decreased $674 thousand, or 28%, compared to 2019, which was primarily due to fees incurred in 2019 to a placement agent in connection with certain charged-off receivables transfers, of which there were none in 2020.

2019 vs. 2018. During 2019, related party expenses increased $200 thousand, or 9%, compared to 2018, which was primarily due to fees incurred in 2019 to a placement agent in connection with certain charged-off receivables transfers, offset by fees incurred in 2018 related to executive search and recruiting services.
Other income (expense), net
2020 vs. 2019. The $7.1 million, or 24%, decrease in other expense, net during 2020 compared to 2019 was primarily due to the following:
Interest and dividend income decreased during 2020, resulting from lower income generated from cash and cash equivalents of $1.9 million.
Interest expense increased $1.2 million, or 5%, during 2020, primarily due to a higher average balance of our term loan in 2020, as it was amended and upsized in June 2020 (the 2020 Amended Credit Agreement). See Note 7 to the Notes to Consolidated Financial Statements included in Item 8 for additional information regarding our borrowings.
Other expenses decreased $10.2 million during 2020, which was primarily due to a decrease in other losses attributable to the remeasurement of our tax receivable agreement liability of $8.4 million and an increase in other income from the change in our servicing liabilities fair value adjustment of $2.6 million.
2019 vs. 2018. The $7.2 million increase in other expense, net during 2019 compared to 2018 was primarily due to the following:
Interest and dividend income increased $2.6 million during 2019 due to higher average interest and dividend earning cash and cash equivalents balances, which resulted in higher income of $1.6 million year over year.
Interest expense increased $276 thousand during 2019 primarily due to a moderately higher average balance of our term loan in 2019, as it was amended and upsized in March 2018. See Note 7 to the Notes to Consolidated Financial Statements included in Item 8 for additional information regarding our borrowings.
Other losses increased $9.5 million during 2019, which was primarily attributable to remeasurement of our tax receivable agreement liability in the second and fourth quarters of 2019, the benefit of which was recorded in income tax expense (benefit), as further detailed below.
Income tax expense (benefit)
2020 vs. 2019. Income tax expense recorded during 2020 reflected the expected income tax expense of $3.1 million on the net earnings for the period related to GreenSky, Inc.'s economic interest in GS Holdings. The expected income tax expense for 2020 was offset by a net $1.5 million tax benefit, which was primarily comprised of $1.6 million of remeasurement of our net deferred tax assets and $280 thousand of stock-based compensation shortfall as a result of restricted stock awards vesting during the period. Income tax benefit recorded during 2019 reflected the expected income tax expense of $8.2 million on the net earnings for the period related to GreenSky, Inc.'s economic interest in GS Holdings. The expected income tax expense for 2019 was offset by $15.3 million of tax benefits, which primarily included remeasurement of our net deferred tax assets of $11.6 million and warrant and stock-based compensation deductions of $3.3 million, such that total income tax benefit recorded during 2019 was $7.1 million. The decrease in the expected income tax expense was primarily related to the decrease in net earnings attributable to GreenSky, Inc.'s economic interest in GS Holdings, which earnings are subject to U.S. federal and state corporate taxation. The income tax expense during 2020, as compared to the income tax benefit during 2019, was primarily related to a smaller impact of the remeasurement of our net deferred tax assets in 2020 as compared to 2019 and less tax benefits from share-based compensation deductions in 2020 as compared to 2019.
2019 vs. 2018. Prior to the Reorganization Transactions and IPO, the Company was not subject to corporate income taxation. As such, income tax expense recorded during 2018 reflected the expected tax expense on the net earnings subsequent to the Reorganization Transactions and IPO related to GreenSky, Inc.'s economic interest in GS Holdings.

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
Net income attributable to noncontrolling interests
2020. Net income attributable to noncontrolling interests during 2020 reflects income attributable to the Continuing LLC Members for the period based on their weighted average ownership interest in GS Holdings, which was 61.7% in 2020.
2019 vs. 2018. Net income attributable to noncontrolling interests for 2019 reflects income attributable to the Continuing LLC Members for the period based on their weighted average ownership interest in GS Holdings, which was 65.4% during 2019. Net income attributable to noncontrolling interests for 2018 consists of all net income prior to the Reorganization Transactions and IPO and, for the period following the IPO, the income attributable to the Continuing LLC Members based on their weighted average ownership interest in GS Holdings, which was 68.8% during 2018. See Note 1 to the Notes to Consolidated Financial Statements in Item 8 for additional information.
Financial Condition Summary
Changes in the composition and balance of our assets and liabilities as of December 31, 2020 compared to December 31, 2019 were principally attributable to the following:
•a $21.8 million increase in cash and cash equivalents and restricted cash. See "Liquidity and Capital Resources" in this Item 7 for further discussion of our cash flow activity;
•a $519.5 million increase in loan receivables held for sale, net, primarily due to the purchase of Warehouse Loan Participations totaling $1,113.8 million during the year ended December 31, 2020;
•a $23.1 million increase in deferred tax assets, net, as a result of exchanges of Holdco Units by Continuing LLC Members;
•a $20.9 million decrease in the FCR liability primarily due to a decline in deferred interest loans in Bank Partner portfolios, primarily attributable to the accelerated settlement of FCR liability in 2020 when deferred interest loans were purchased by the Warehouse SPV. This activity is analyzed in further detail throughout this Item 7;
•the impact of our January 1, 2020 adoption of ASU 2016-13, which resulted in an additional financial guarantee liability of $118.0 million and a corresponding cumulative-effect adjustment to equity at the adoption date, including $32.2 million to retained earnings, net of the impact of a $10.4 million increase in deferred tax assets, and $75.4 million to noncontrolling interest. The estimated value of the financial guarantee liability decreased $2.8 million based on our subsequent measurement during the year ended December 31, 2020. See Note 1 and Note 14 to the Notes to Consolidated Financial Statements in Item 8 for further discussion of the new standard;
•a $345 thousand increase in the fair value of servicing assets to $30.8 million as of December 31, 2020, which is discussed further in Note 1 and Note 3 to the Notes to Consolidated Financial Statements in Item 8;
•a $3.5 million increase in accounts payable primarily due to monthly settlements with Bank Partners related to their portfolio activity;

•a $11.4 million increase in the interest rate swap liability due to the significantly decreased interest rate environment. See Note 8 to the Notes to Consolidated Financial Statements in Item 8 for additional information;
•a $5.7 million increase in transaction processing liabilities, which is reflective of the growth in custodial in-transit loan funding requirements and consumer borrower payments;
•a $502.8 million increase in notes payable attributable to the new Warehouse Facility upon draw to fund loan purchases by the Warehouse SPV;
•a $68.3 million increase in the term loan attributable to the $75.0 million incremental term loan resulting from the 2020 Amended Credit Agreement; and
•a decrease in total equity of $120.5 million primarily due to: (i) the cumulative effect of accounting change of $107.7 million related to our adoption of Financial Accounting Standards Board Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments and (ii) distributions of $48.5 million. These decreases were partially offset by: (i) the impact of deferred tax adjustments of $3.0 million, which were related to additional exchanges of Holdco Units, (ii) share-based compensation of $14.9 million, and (iii) net income of $28.7 million during the year ended December 31, 2020.

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
Our principal source of liquidity is cash generated from operations. Our transaction fees are the most substantial source of our cash flows and follow a relatively predictable, short cash collection cycle. To the extent that the impact from the COVID-19 pandemic on consumer spending behavior results in a decline in our transaction volume compared to prior periods, our transaction fees would be similarly impacted. Our short-term liquidity needs primarily include setting aside restricted cash for Bank Partner escrow balances and interest payments on GS Holdings' Credit Facility, which consists of the term loan and revolving loan facility, funding the portion of the Warehouse Loan Participations that is not financed by the Warehouse Facility, interest payments and unused fees on the Warehouse Facility, as defined and discussed in "Term loan and revolving loan facility" and "Warehouse Facility" within this Item 7, and sales facilitation obligations as discussed within this Item 7 and Note 3 to the Notes to Consolidated Financial Statements in Item 8. Further, in the near term, we expect our capital expenditures to be small relative to our unrestricted cash and cash equivalents balance. We do not anticipate any major capital expenditures, nor are there any material trends (other than our FCR liability settlements discussed below) that would have an unfavorable impact on our capital resources. We currently generate sufficient cash from our operations to meet these short-term needs. In addition, we expect to use cash for: (i) FCR liability settlements, which are not fully funded by the incentive payments we receive from our Bank Partners, but for which $84.6 million is held for certain Bank Partners in restricted cash as of December 31, 2020, and for payments under our financial guarantees (see Note 14 to the Notes to Consolidated Financial Statements in Item 8 for further discussion), and (ii) sales facilitation obligations (see Note 3 to the Notes to Consolidated Financial Statements in Item 8 for further discussion on our sales facilitation obligations). Our $100 million revolving loan facility is also available to supplement our cash flows from operating activities to satisfy our short-term liquidity needs. In February 2021, Moody's Investors Services ("Moody's") downgraded our senior secured credit facility rating from B1 to B2. We do not expect this downgrade to have a material impact on our operations or ability to meet our cash obligations.
As noted above under "2020 Developments," in May 2020, we established the Warehouse Facility to finance purchases by the Warehouse SPV of participations in loans originated through the GreenSky program. The Warehouse Facility provides committed financing of $555.0 million, including $500.0 million under the Class A commitment and $55.0 million under the Class B commitment. The Warehouse Facility provides financing for a significant portion of the principal balance of such participations and the Company funds the remainder. Although the portion financed by the Warehouse Facility varies based on the composition of the pool of participations being purchased, we expect such portion to be approximately 84% on average. From time to time, the Company purchases participations in loans that have future funding obligations. Such future funding obligations will be funded by the Bank Partner that owns the loan; however, the Company is required to purchase a participation in the future funding amount, which the Company would intend to finance through the Warehouse Facility at similar rates. As of December 31, 2020, the Warehouse SPV held $562.1 million of loan participations and its Warehouse Facility had an outstanding balance of $502.8 million. In addition, the Warehouse SPV conducts periodic sales of the loan participations or issues asset-backed securities to third parties, which sales or issuances allow additional purchases to be financed at similar rates.
Our most significant long-term liquidity need involves the repayment of our term loan upon maturity in March 2025, which assuming no prepayments, will have an expected remaining unpaid principal balance of $444.6 million at that time, as well as the repayment of our revolving Warehouse Facility upon maturity in December 2023. Assuming no extended impact of the COVID-19 pandemic, we anticipate that our significant cash generated from operations will allow us to service these debt obligations. Should operating cash flows be insufficient for this purpose, we will pursue other financing options. We have not made any material commitments for capital expenditures other than those disclosed in the "Contractual Obligations" table later in this Item 7.
Significant Changes in Capital Structure
2020
During the year ended December 31, 2020, we established the Warehouse Facility and amended our 2018 Amended Credit Agreement. See "Key Developments" above for further discussion on our funding diversification. See Note 7 to the Notes to Consolidated Financial Statements in Item 8 for additional information on our borrowings.
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
In May 2018, the Company’s Class A common stock commenced trading on the NASDAQ Stock Market in connection with the Company's IPO, and the Company received approximately $954.8 million in net proceeds, after deducting underwriting discounts and commissions (but not including other offering costs). See Note 1 to the Notes to Consolidated Financial Statements in Item 8 for a detailed discussion of the Reorganization Transactions that immediately preceded the IPO.
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

	Year Ended December 31,
	2020	2019	2018
Net cash provided by/(used in) operating activities	$(468,101)	$153,327	$256,426
Net cash used in investing activities	$(14,567)	$(15,381)	$(6,581)
Net cash provided by/(used in) financing activities	$504,481	$(150,604)	$(145,184)
Cash and cash equivalents and restricted cash totaled $467.7 million as of December 31, 2020, an increase of $21.8 million from December 31, 2019. Restricted cash, which had a balance of $319.9 million as of December 31, 2020 compared to a balance of $250.1 million as of December 31, 2019, is not available to us to fund operations or for general corporate purposes. Cash flow activities for the year ended December 31, 2020 consisted of $468.1 million of cash used for operations and $14.6 million of cash used for investing activities, offset by $504.5 million of cash provided by financing activities.
Our restricted cash balances as of December 31, 2020 and 2019 were comprised of four components: (i) $173.2 million and $150.4 million, respectively, which represented the amounts that we have escrowed with Bank Partners as limited protection to the Bank Partners in the event of certain Bank Partner portfolio credit losses or in the event that the finance charges billed to borrowers do not exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses; (ii) $84.6 million and $75.0 million, respectively, which represented an additional restricted cash balance that we maintained for certain Bank Partners related to our FCR liability; (iii) $27.7 million and $24.7 million, respectively, which represented certain custodial in-transit loan funding and consumer borrower payments that we were restricted from using for our operations; and (iv) $34.4 million and $0.0 million, respectively, which represented temporarily restricted cash related to collections in connection with Warehouse Loan Participations (which is released from restrictions in accordance with the terms of the Warehouse Facility). The restricted cash balances related to our FCR liability and our custodial balances are not included in our evaluation of restricted cash usage, as these balances are not held as part of a financial guarantee arrangement. See Note 14 to the Notes to Consolidated Financial Statements in Item 8 for additional information on our restricted cash held as escrow with Bank Partners.
Cash provided by/(used in) operating activities
Year Ended December 31, 2020. Cash flows used in operating activities were $468.1 million during 2020. Net income of $28.7 million was adjusted favorably for certain non-cash items of $32.8 million, which were predominantly related to depreciation and amortization, equity-based expense, and lower of cost or fair value adjustments on loan receivables held for sale, partially offset by financial guarantee gains and the fair value changes in servicing assets and liabilities.
Primary sources of operating cash during 2020 were: (i) earnings; and (ii) an increase in other liabilities, including transaction processing liabilities, which is reflective of the growth in custodial in-transit loan funding requirements and consumer borrower payments. These sources of cash were offset by uses of cash associated with:

(i) loan receivables held for sale purchases compared to proceeds from such sales; (ii) a decrease in billed finance charges on deferred interest loans that are expected to reverse in future periods; and (iii) financial guarantee liabilities. Subsequent to December 31, 2020, we completed a cash sale of loan receivables held for sale of $135 million. See Note 19 to the Notes to Consolidated Financial Statements in Item 8 for additional information.
Year Ended December 31, 2019. Cash flows provided by operating activities were $153.3 million during 2019. Net income of $96.0 million for 2019 was adjusted favorably for certain non-cash items of $11.4 million, which were predominantly related to depreciation and amortization, equity-based expense and financial guarantee losses, partially offset by the fair value changes in servicing assets and liabilities.
Primary sources of operating cash during 2019 were: (i) earnings; (ii) an increase in billed finance charges of $67.4 million on deferred interest loans that are expected to reverse in future periods; (iii) an increase in accounts payable of $6.9 million largely driven by Bank Partner settlements related to their portfolio activity and payables for price concessions to a significant merchant group; and (iv) an increase in transaction processing liabilities, which is reflective of the growth in custodial in-transit loan funding requirements and consumer borrower payments primarily driven by a Bank Partner addition at the end of 2018 and origination volume growth. These increases were offset by uses of cash associated with: (i) an excess of $53.1 million of loan receivables held for sale purchases compared to proceeds from such sales; and (ii) an increase of $4.0 million in accounts receivable, which was largely commensurate with the increase in transaction volume.
Year Ended December 31, 2018. Cash flows provided by operating activities were $256.4 million during 2018. Net income of $128.0 million was adjusted favorably for certain non-cash items of $18.2 million, which were predominantly related to depreciation and amortization, equity-based expense and deferred tax expense.
Primary sources of operating cash during 2018 were: (i) earnings; (ii) increases in our FCR liability of $44.4 million, largely related to growth in deferred interest loan originations; and (iii) a decrease in loan receivables held for sale of $70.7 million due to the excess of our proceeds from sales and borrower payments over our loan receivables held for sale purchases during the year. These increases were offset by an $11.5 million use of cash related to transaction processing liabilities.
Cash used in investing activities
Detail of the cash used in investing activities is included below for each year.

	Year Ended December 31,
	2020	2019	2018
Software	$13,607	$12,684	$5,404
Computer hardware	726	1,184	781
Leasehold improvements	91	911	212
Furniture	143	602	184
Purchases of property, equipment and software	$14,567	$15,381	$6,581
2020 vs. 2019. The $0.8 million lower spend on investing activities during 2020, compared to 2019, was primarily related to a decrease in spend related to computer hardware, leasehold improvements, and furniture, offset by an increase in capitalized costs associated with internally-developed software projects.
2019 vs. 2018. We had net cash used in investing activities of $15.4 million during 2019 compared to $6.6 million during 2018. The higher spend in 2019 was primarily related to an increase in capitalized costs associated with various internally-developed software projects, such as mobile application development and transaction processing, an increase in hardware costs primarily associated with our growing infrastructure needs and an increase in leasehold improvements associated with security build outs of expanded office space.
Cash provided by/(used in) financing activities
Our financing activities in the years presented consisted of equity and debt related transactions and distributions, including the impact of our IPO during 2018. GS Holdings makes tax distributions based on the estimated tax payments that its members are expected to have to make during any given period (based upon various tax rate assumptions), which are typically paid in January, April, June and September of each year.
2020 vs. 2019. We had net cash provided by financing activities of $504.5 million during 2020 compared to net cash used in financing activities of $150.6 million during 2019. In 2020, our primary source of cash was net proceeds from our term loan and Warehouse Facility of $569.0 million, offset by the following uses of cash: (i) tax and non-tax distributions to members of $51.0 million; (ii) payments under our TRA of $12.8 million; and (iii) equity activity of $729 thousand consisting of Holdco Unit exchanges and option exercises.
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

There was no amount outstanding under our revolving loan facility as of December 31, 2020, which is available to fund future needs of GS Holdings’ business. We also did not draw on our available letter of credit as of December 31, 2020.
Warehouse Facility
On May 11, 2020, the Warehouse SPV entered into the Warehouse Facility to finance purchases by the Warehouse SPV of 100% participation interests in loans originated through the GreenSky program. The Warehouse Facility initially provided a revolving committed financing of $300 million, and an uncommitted $200 million accordion that was subsequently accessed in July 2020.
On December 18, 2020, the Warehouse Facility was amended ("Amended Warehouse Facility") to increase the amount of the Warehouse Facility’s revolving commitment from $300 million to $555 million, including $500 million under the Class A commitment and $55 million under the Class B commitment. With the addition of the Class B commitment, the Company now expects that the advance rate under the Warehouse Facility will be approximately 84% (on average) of the principal balance of the purchased participations, an increase from approximately 70%.
As of December 31, 2020, the outstanding balance on the Warehouse Facility was $502.8 million. The Warehouse Facility is secured by the loan participations held by the Warehouse SPV, and Warehouse Facility Lenders do not have direct recourse to the Company for any loans made under the Warehouse Facility.
Expected Replacement of LIBOR
The use of the London Interbank Offered Rate (“LIBOR”) will be phased out by mid-2023. LIBOR is currently used as a reference rate for certain of our financial instruments, including our $475.0 million term loan under the 2020 Amended Credit Agreement and the related interest rate swap agreement, both of which are set to mature after the expected phase out of LIBOR. Our Warehouse Facility and the related interest rate cap also include certain rates that are impacted by LIBOR; however, the agreement includes LIBOR transition provisions. At this time, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate; however, we continue to monitor the efforts of various parties, including government agencies, seeking to identify an alternative rate to replace LIBOR. We will work with our lenders and counterparties to accommodate any suitable replacement rate where it is not already provided under the terms of the financial instruments and, going forward, we will use suitable alternative reference rates for our financial instruments. We will continue to assess and plan for how the phase out of LIBOR will affect the Company; however, while the LIBOR transition could adversely affect the Company, we do not currently perceive any material risks and do not expect the impact to be material to the Company.
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

Due to the uncertainty of various factors, the likely tax benefits we will realize as a result of our prior purchases of Holdco Units from the Exchanging Members, our acquisition of the equity of certain of the Former Corporate Investors or any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement, or the resulting amounts we are likely to pay out to the TRA Parties pursuant to the TRA are also uncertain. However, we expect that such payments will be substantial and may substantially exceed the tax receivable liability of $310.4 million as of December 31, 2020.
Because we are the managing member of GS Holdings, which is the managing member of GSLLC, we have the ability to determine when distributions (other than tax distributions) will be made by GSLLC to GS Holdings and the amount of any such distributions, subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our Amended Credit Agreement or other debt instruments). Any such distributions will be made to all holders of Holdco Units, including us, pro rata based on the number of Holdco Units. The cash received from such distributions will first be used by us to satisfy any tax liability and then to make any payments required under the TRA. We expect that such distributions will be sufficient to fund both our tax liability and the required payments under the TRA. In the event that we do not make timely payment of all or any portion of a tax benefit payment due under the TRA on or before a final payment date, LIBOR is the base for the default rate used to calculate the required interest. The TRA is anticipated to remain in effect after the expected phase out of LIBOR in 2023. See Item 7 "Liquidity and Capital Resources–Borrowings" for further discussion of the LIBOR phase out.
Contractual Obligations
Our principal commitments consisted of obligations under our outstanding term loan and operating leases for office facilities. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2020.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan(1)	$463,625	$4,750	$9,500	$449,375	$—
Interest payments on term loan(2)	97,900	23,464	46,204	28,232	—
Revolving loan facility fees(3)	1,120	500	620	—	—
Warehouse Facility(4)	502,830	—	502,830	—	—
Interest payments and fees on Warehouse Facility(5)	54,025	15,591	38,434	—	—
Operating leases(6)	10,914	4,897	5,207	810	—
Total contractual obligations	$1,130,414	$49,202	$602,795	$478,417	$—
(1)The principal balance of the term loan is repaid on a quarterly basis at an amortization rate of 0.25% per quarter, with the balance due at maturity.
(2)Variable interest payments on our term loan are calculated based on the interest rate as of December 31, 2020 and the scheduled maturity of the underlying term loan.
(3)Amounts presented reflect a quarterly commitment fee rate of 0.50% per annum, and assume that the entire $100 million revolving loan facility is unused (the conditions that existed as of period end) for the duration of the agreement, which matures on March 29, 2023.
(4)Represents the repayment of the Warehouse Facility which matures on December 17, 2023.
(5)Variable interest payments on our Warehouse Facility are calculated based on the applicable Class A and Class B interest rates as of December 31, 2020, and assume that the outstanding balance on the Warehouse Facility as of December 31, 2020 remains outstanding for the duration of the agreement. Warehouse Facility fees are calculated based on a daily unused commitment rate of 0.50% per annum, and assume that the unused commitment balance as of December 31, 2020 remains unused for the duration of the agreement. The Warehouse Facility matures on December 17, 2023.
(6)Our operating leases are for office space. Certain of these leases contain provisions for rent escalations and/or lease concessions. Rental payments, as well as any step rent provisions specified in the lease agreements, are aggregated and charged evenly to expense over the lease term. However, amounts included herein do not reflect this accounting treatment, as they represent the future contractual lease cash obligations.
The payments that we may be required to make under the TRA to the TRA Parties may be significant and are not reflected in the contractual obligations table set forth above. Refer to Part I, Item 1A "Risk Factors–Risks

Related to Our Organizational Structure" and to Note 13 to the Notes to Consolidated Financial Statements in Item 8 for additional detail.
Off-Balance Sheet Arrangements
See Note 14 to the Notes to Consolidated Financial Statements in Item 8 for discussion of our off-balance sheet credit exposure as it relates to our financial guarantee as of December 31, 2020.
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
Finance charge reversals
Our Bank Partners offer certain loan products that have a feature whereby the account holder is provided a promotional period to repay the loan principal balance in full without incurring a finance charge. For these loan products, we bill interest each month throughout the promotional period and, under the terms of the contracts with our Bank Partners, are obligated to remit this billed interest to the Bank Partners if an account holder pays off the loan balance in full within the promotional period. This obligation is partially offset by the receipt of monthly incentive payments, which vary from month to month, from Bank Partners during the promotional period. Therefore, the monthly process of billing interest on deferred loan products triggers a potential future FCR liability for us. The FCR component of our Bank Partner contracts qualifies as an embedded derivative accounted for under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging.
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
We previously elected the fair value method to measure each class of servicing rights subsequent to initial recognition, as we believe that fair value is a more meaningful measure of our expected right or obligation with respect to these classes of servicing assets or liabilities, respectively. This election is irrevocable for these classes of servicing assets or liabilities. The fair value of our servicing assets associated with Bank Partner loans was $30.8 million and $30.5 million as of December 31, 2020 and 2019, respectively, which is recorded within other assets in the Consolidated Balance Sheets. The fair value of our servicing liabilities associated with charged-off receivables was $2.0 million and $3.8 million as of December 31, 2020 and 2019, respectively, which is recorded within other liabilities in the Consolidated Balance Sheets. Changes in the fair value of our servicing assets are recorded within servicing revenue and changes in the fair value of our servicing liabilities are recorded within other gains (losses), net in the Consolidated Statements of Operations.
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
During the year ended December 31, 2019, we renegotiated certain Bank Partner agreements pursuant to which we agreed to post additional escrow and increase the agreed-upon Bank Partner portfolio yield. In exchange for these considerations, we received an increase in our loan servicing fees from the Bank Partners. We determined that the increase in servicing fees resulted in an increase to the fair value of our servicing assets for these Bank Partners. We also anticipate that, all other factors remaining constant, these increased servicing fees will contribute to lower incentive payments received in future periods from the Bank Partners. Further, the fair value of our servicing assets is determined based on the serviced loan portfolios at the date of measurement and does not take into account potential future loan sales between Bank Partners within our network or between GreenSky and our Bank Partners, institutional investors, or financial institutions. When such transactions occur, they could materially impact the fair value measure of our servicing assets if the contractually specified fixed servicing fees vary between the seller and purchaser.
Financial Guarantees
Under the terms of the contracts with our Bank Partners, we provide limited protection to the Bank Partners in the event of certain Bank Partner portfolio credit losses or in the event that the finance charges billed to borrowers do not exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses, by holding cash in restricted, interest-bearing escrow accounts in an amount equal to a contractual percentage of the Bank Partners’ monthly originations and month-end outstanding portfolio balance, which represented a weighted average target rate of 2.1% of the total outstanding loan balance as of December 31, 2020. The Company’s maximum exposure under these financial guarantees is contractually limited to the escrow that we establish with each Bank Partner. Cash set aside to meet this requirement is classified as restricted cash in our Consolidated Balance Sheets and totaled $173.2 million as of December 31, 2020.
Our contracts with our Bank Partners entitle us to incentive payments when the finance charges billed to borrowers exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses. This incentive payment varies from month to month, primarily due to the amount of realized credit losses. If credit losses exceed an agreed-upon threshold, we are obligated to make limited payments to our Bank Partners. This obligation represents a financial guarantee in accordance with ASC 460, Guarantees. Under ASC 460, the guarantor undertakes a noncontingent obligation to stand ready to perform over the term of the guarantee and a contingent obligation to make future payments if the triggering events or conditions under the guarantee arrangements occur.
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
As the terms of our guarantee arrangements are determined contractually with each Bank Partner, we measure our contingent obligation separately for each Bank Partner using a discounted cash flow method based on estimates of the outstanding loan attributes of the Bank Partner's loan servicing portfolio and our expectations of forecasted information, including macroeconomic conditions, over the period that our financial guarantee is expected to be used in a "run-off" scenario. We use our historical experience as a basis for estimating escrow usage and adjust for current conditions or forecasts of future conditions if they are determined to vary from our historical experience. Refer to "Recently Adopted Accounting Standards" in Note 1 to the Notes to Consolidated Financial Statements in Item 8 for discussion of our adoption of the provisions of ASU 2016-13 and Note 14 for additional information on our financial guarantees.
For periods prior to January 1, 2020, the contingent aspect of the financial guarantee continues to be presented and disclosed in accordance with legacy guidance in ASC 450, Contingencies. Under this guidance, the contingent aspect of the financial guarantee represented the amount of payments to Bank Partners from the escrow accounts that we expected to be probable of occurring based on Bank Partner portfolio composition and our near-term expectation of credit losses. In estimating the obligation, we considered a variety of factors, including historical experience, management’s expectations of current customer delinquencies converting into Bank Partner portfolio credit losses and recent events and circumstances. The estimated contingent value of the financial guarantee was $16.7 million as of December 31, 2019.
As of December 31, 2020, the estimated value of the escrow financial guarantee was $131.9 million relative to our $173.2 million contractual escrow that was included in our restricted cash balance as of December 31, 2020. Subsequent to our adoption of ASU 2016-13 on January 1, 2020, the decrease in the liability of $2.8 million was recognized as a non-cash benefit in financial guarantee expense in the Consolidated Statements of Operations. Refer to Note 1 to the Notes to Consolidated Financial Statements in Item 8 for additional discussion of our accounting for financial guarantees.

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
Loan Receivables Held for Sale
Loan receivables held for sale represent a 100% participation interest in certain loans originated by our Bank Partners under the GreenSky program that the Company subsequently purchases with the intent to sell to a third party at carrying value. Loan receivables held for sale are recorded at fair value in the Consolidated Balance Sheets at the time a loan receivable is purchased and are subsequently measured at the lower of cost or fair value on an aggregate homogeneous portfolio basis. We apply the market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities, to value our loan receivables held for sale. Changes in the fair value of our loans receivable held for sale are recorded within cost of revenue in the Consolidated Statements of Operations.
Prior to 2020, the fair value of our loan receivables held for sale historically approximated par value, as we consistently sold loan receivables held for sale for the full current balance in transactions with our Bank Partners. With the introduction of the Warehouse SPV in 2020 to facilitate purchases of participation interests in loans, our loan receivables held for sale are primarily loan participations owned by the Warehouse SPV, which are expected to be sold around or below par to institutional investors, financial institutions and other capital markets investors. Fair value of our loan receivables held for sale is determined based on the anticipated sale price of such participations to third parties. Loan receivables held for sale are classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from observable values of loan receivables with similar terms and characteristics.
In May 2020, as part of implementing GreenSky's program to accomplish alternative funding structures, the Company entered into a series of agreements (collectively, the “Facility Bank Partner Agreements”) with an existing Bank Partner, to provide a framework for the programmatic sale of loan participations and whole loans by that Bank Partner to third parties. Under the Facility Bank Partner Agreements, it is contemplated that potential purchasers issue purchase commitments to the Bank Partner. The Company has certain sales facilitation obligations related thereto that qualify as embedded derivatives and are not designated as hedges for accounting purposes. As such, these sales facilitation obligations are recorded at fair value and changes in their respective fair value are recorded within cost of revenue in the Consolidated Statements of Operations.
The fair value of sales facilitation obligations is based on the difference between par and the anticipated sale prices of such participations to third parties. As such, the fair value is classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from observable values of loan receivables with similar terms and characteristics.
See Item 7A for a discussion of our exposure to interest rate risk and credit risk as it relates to our loan receivables held for sale. Our discussion in Item 7A provides a useful sensitivity analysis to help facilitate a further understanding of the impact of our loan receivables held for sale on our net income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands unless otherwise indicated)
We are exposed to market risk, including changes to interest rates, and credit risk. However, regarding interest rate risk, we do not expect changes in interest rates to have a material impact on our ability to finance our cost of capital.
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
Loan receivables held for sale. Changes in United States interest rates affect the interest earned on our cash and cash equivalents and could impact the market value of loan receivables held for sale. A hypothetical 100 basis points increase in interest rates may have resulted in a decrease of $5.9 million and $0.5 million in the carrying value of our loan receivables as of December 31, 2020 and December 31, 2019. Alternatively, a 100 basis points decrease in interest rates would not have impacted the reported value of our loan receivables held for sale, as they are carried at the lower of cost or fair value.
Term loan. Interest rate fluctuations expose our variable-rate term loan, which consisted of our $400.0 million term loan under the 2018 Amended Credit Agreement and our $75.0 million term loan under the 2020 Amended Credit Agreement, to changes in interest expense and cash flows. In June 2019, we entered into a four-year interest rate swap agreement that effectively converted interest payments on $350.0 million of our variable-rate term loan under our 2018 Amended Credit Agreement, to a fixed-rate basis, thus mitigating the impact of interest rate changes on future interest expense. The term loan has a maturity date of March 29, 2025. Based on an outstanding principal balance of $463.6 million as of December 31, 2020, and accounting for our scheduled quarterly principal balance repayments, a hypothetical 100 basis point increase in the one-month LIBOR rate would result in an increase in annualized interest expense, net of the effects of our interest rate swap, of $1.1 million.
LIBOR is used as the reference rate for our interest rate swap agreement that we use to hedge interest rate exposure of $350.0 million notional under our $475.0 million term loan. Our interest rate swap agreement is set to mature after the expected phase out of LIBOR in 2022. See Item 7 "–Liquidity and Capital Resources–Borrowings" for further discussion regarding the LIBOR transition and its perceived impact on the Company.
Warehouse Facility. Our variable-rate Warehouse Facility, which provides a revolving committed financing of $555.0 million including $500.0 million under the Class A commitment and $55.0 million under the Class B commitment, is exposed to the risk of interest rate fluctuations. The revolving funding period expires on December 17, 2021 and the maturity date is December 17, 2023. Based on the outstanding principal balance of $502.8 million as of December 31, 2020, a hypothetical 100 basis point increase in the commercial paper conduit funding rate would result in an increase in annualized interest expense of $5.0 million. In January 2021, the Warehouse SPV entered into a $555.0 million notional amortizing interest rate cap to protect against changes in cash flows attributable to interest rate risk on the variable-rate Warehouse Facility to the extent three-month LIBOR exceeds 2.5%. The interest rate cap has a maturity date of December 18, 2023.
Credit risk
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from consumer default when GreenSky program borrowers are unable or unwilling to meet their financial obligations. In calendar year 2021, we expect possible higher than normal credit losses due to the uncertainty around the ultimate performance of the portion of the GreenSky program loan portfolio that was deferred in 2020 because of the COVID-19 pandemic, the ongoing impacts of COVID-19 in 2021, and the overall macroeconomic environment as a result. Once the impact of COVID-19 subsides, we expect our credit loss rate to stay relatively constant over time; however, our portfolio may change as we look for additional opportunities to generate attractive risk-adjusted returns for our Bank Partners. Additionally, we manage our exposure to counterparty credit risk through requirement of minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk.
Loans originated by Bank Partners. Our Bank Partners own and bear substantially all of the credit risk on their wholly-owned loan portfolios. On behalf of our Bank Partners as part of our obligation as the loan servicer, we try to mitigate portfolio credit losses through our collection efforts on past due amounts. For loans wholly owned by our Bank Partners, our credit risk exposure impacts the amount of incentive payments and, therefore, the amount of fair value change in FCR liability, as well as any potential financial guarantee payments. Restricted cash was set aside in escrow with our Bank Partners at a weighted average target rate of 2.1% of the total outstanding loan balance as of December 31, 2020. As of December 31, 2020, the financial guarantee liability associated with our escrow arrangements recognized in accordance with ASU 2016-13 represents approximately 80% of the contractual escrow that we have established with each Bank Partner.
Based on our incentive payments during the years ended December 31, 2020 and 2019, and holding all other inputs constant (namely, the size of our loan servicing portfolio and settlement activity), a hypothetical 100 basis point increase in loan servicing portfolio credit losses would result in increases of $72.5 million and $72.2 million, respectively, in the fair value of our FCR liability. Further, such an increase in credit losses would cause us to incur additional financial guarantee expense of $13.1 million and $7.3 million during the years ended December 31, 2020 and 2019, respectively.
Loan receivables held for sale. We bear all of the credit risk associated with the receivables that we hold for sale. This portfolio was highly diversified across 61,142 and 9,272 consumer loan receivables as of December 31, 2020 and 2019, respectively, without significant individual exposures. Based on our $571.4 million and $51.9 million loan receivables held for sale balance as of December 31, 2020 and 2019, respectively, a hypothetical 100 basis point increase in portfolio credit losses would have resulted in lower annualized earnings of $5.7 million and $0.5 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GreenSky, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of GreenSky, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020, appearing after Item 16 and the signature page (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Fair Value of Finance Charge Reversal Liability

As described in Note 3 to the consolidated financial statements, the Company has recorded a finance charge reversal liability of $185 million as of December 31, 2020. The Company’s Bank Partners offer certain loan products that have a feature whereby the account holder is provided a promotional period to repay the loan principal balance in full without incurring a finance charge. For these loan products, the Company bills interest each month throughout the promotional period and, under the terms of the contracts with Bank Partners, is obligated to pay this billed interest to the Bank Partners if an account holder pays off the loan balance in full within the promotional period. The finance charge reversal liability is carried at fair value on a recurring basis in the Consolidated Balance Sheets and is estimated based on historical experience and management’s expectation of future finance charge reversals. The discount rate and estimated reversal rates for billed interest on deferred loan products are the significant unobservable inputs used to value the finance charge reversal liability. The finance charge reversal liability is classified within Level 3 of the fair value hierarchy, as the primary component of the fair value is obtained from unobservable inputs based on the Company’s data, reasonably adjusted for assumptions that would be used by market participants.

The principal considerations for our determination that performing procedures relating to the fair value of the finance charge reversal liability is a critical audit matter are the significant judgment applied by management when developing the estimated reversal rates for billed interest on deferred loan products, which is used to estimate the finance charge reversal liability. This in turn led to a high degree of auditor judgment and effort in performing procedures to evaluate the reversal rates used to estimate the finance charge reversal liability and the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s process for determining the estimate of future finance charge reversals, including controls over determining the estimated reversal rates. These procedures also included, among others, evaluating and testing management’s process for determining the fair value of the finance charge reversal liability by (i) evaluating the appropriateness of management’s method for estimating future finance charge reversals; (ii) testing the completeness, accuracy and relevance of actual historical reversal rates for billed interest on deferred loan products used by management; (iii) evaluating the reasonableness of the estimated reversal rates used; and (iv) for a sample of loans, confirming that each loan was either paid off or not paid off in the promotional period consistent with the company's analysis. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s estimated reversal rates.

Fair Value of Servicing Assets

As described in Notes 1 and 3 to the consolidated financial statements, the Company has recorded a servicing asset of $31 million as of December 31, 2020. The Company assumes a right, obligation, or neither a right nor obligation to service consumer loans each time a loan is originated by a Bank Partner. When the Company determines that the compensation it receives to service loans is more or less than adequate, the Company assesses the fair value of a servicing asset or liability, respectively, using a discounted cash flow model and subsequently measures the servicing asset or liability at fair value. The cost of servicing, discount rate, and weighted average remaining life are the significant unobservable inputs used to value the servicing assets. Servicing assets are classified within Level 3 of the fair value hierarchy, as the primary components of the fair values are obtained from unobservable inputs based on peer market data, reasonably adjusted for assumptions that would be used by market participants to service the Company’s Bank Partner loans for which market data is not available.

The principal considerations for our determination that performing procedures relating to the fair value of servicing assets is a critical audit matter are the significant judgment by management in determining the fair value of the servicing assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating the audit evidence obtained related to the cost of servicing, discount rate, and weighted average remaining life assumptions used to estimate the fair value of the servicing asset. Professionals with specialized skill and knowledge were used to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s process for determining the fair value of the servicing assets, including controls over the Company’s model, assumptions, and data. These procedures also included, among others, testing the completeness, accuracy and relevance of historical data used by management and the involvement of professionals with specialized skill and knowledge to assist in testing management’s process by evaluating the appropriateness of management’s valuation model and the reasonableness of the significant assumptions related to the cost of servicing, discount rate, and weighted average remaining life.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 9, 2021

We have served as the Company’s auditor since 2014.

GreenSky, Inc.
CONSOLIDATED BALANCE SHEETS
(United States Dollars in thousands, except share data)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$147,775	$195,760
Restricted cash	319,879	250,081
Loan receivables held for sale, net	571,415	51,926
Accounts receivable, net	21,958	19,493
Property, equipment and software, net	21,452	18,309
Deferred tax assets, net	387,951	364,841
Other assets	52,643	50,638
Total assets	$1,523,073	$951,048

Liabilities and Equity (Deficit)
Liabilities
Accounts payable	$15,418	$11,912
Accrued compensation and benefits	13,666	10,734
Other accrued expenses	5,207	3,244
Finance charge reversal liability	185,134	206,035
Term loan	452,806	384,497
Warehouse facility	502,830	—
Tax receivable agreement liability	310,425	311,670
Financial guarantee liability	131,894	16,698
Other liabilities	81,169	61,201
Total liabilities	$1,698,549	$1,005,991

Commitments, Contingencies and Guarantees (Note 14)

Equity (Deficit)
Class A common stock, $0.01 par value and 91,317,225 shares issued and 76,734,106 shares outstanding at December 31, 2020 and 80,089,739 shares issued and 66,424,838 shares outstanding at December 31, 2019	$912	$800
Class B common stock, $0.001 par value and 106,165,105 shares issued and outstanding at December 31, 2020 and 113,517,198 shares issued and outstanding at December 31, 2019	107	114
Additional paid-in capital	110,938	115,782
Retained earnings	33,751	56,109
Treasury stock	(147,360)	(146,234)
Accumulated other comprehensive income (loss)	(4,340)	(756)
Noncontrolling interest	(169,484)	(80,758)
Total equity (deficit)	$(175,476)	$(54,943)
Total liabilities and equity (deficit)	$1,523,073	$951,048

The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(United States Dollars in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue
Transaction fees	$393,137	$405,905	$348,904
Servicing	115,455	123,696	65,597
Interest and other	17,057	3,021	5,797
Total revenue	525,649	532,622	420,298
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	307,948	249,878	161,389
Compensation and benefits	88,049	84,052	62,360
Property, office and technology	16,616	16,671	12,660
Depreciation and amortization	11,330	7,304	4,478
Sales, general and administrative	42,476	33,350	19,848
Financial guarantee	4,952	20,699	1,607
Related party	1,738	2,412	2,212
Total costs and expenses	473,109	414,366	264,554
Operating profit	52,540	118,256	155,744
Other income (expense), net
Interest and dividend income	1,167	3,080	486
Interest expense	(25,024)	(23,860)	(23,584)
Other gains (losses), net	1,576	(8,628)	868
Total other income (expense), net	(22,281)	(29,408)	(22,230)
Income before income tax expense (benefit)	30,259	88,848	133,514
Income tax expense (benefit)	1,597	(7,125)	5,534
Net income	$28,662	$95,973	$127,980
Less: Net income attributable to noncontrolling interests	18,697	63,993	103,724
Net income attributable to GreenSky, Inc.	$9,965	$31,980	24,256

Earnings per share of Class A common stock(1):
Basic	$0.15	$0.52	$0.43
Diluted	$0.14	$0.49	$0.41

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

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(United States Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$28,662	$95,973	$127,980
Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on interest rate swap arising during the period	(13,936)	(2,043)	—
Reclassification of interest rate swap settlements into interest expense (income) during the period	3,672	(479)	—
Other comprehensive income (loss), net of tax	(10,264)	(2,522)	—
Comprehensive income	$18,398	$93,451	$127,980
Less: Comprehensive income attributable to noncontrolling interests	12,017	62,227	103,724
Comprehensive income (loss) attributable to GreenSky, Inc.	$6,381	$31,224	$24,256

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

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total

Balance at December 31, 2019	66,424,838	113,517,198	$800	$114	$115,782	$56,109	$(146,234)	$(756)	$(80,758)	$(54,943)
Net income	—	—	—	—	—	9,965	—	—	18,697	28,662
Cumulative effect of accounting change(1)	—	—	—	—	—	(32,212)	—	—	(75,447)	(107,659)
Issuance of unvested Class A common stock awards	3,473,245	—	35	—	(35)	—	—	—	—	—
Class A common stock option exercises	449,931	—	4	—	393	—	—	—	—	397
Class B common stock exchanges	7,304,310	(7,304,310)	73	(7)	(66)	—	—	—	—	—
Forfeited share-based compensation awards	(697,383)	(47,783)	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(220,835)	—	—	—	—	—	(1,126)	—	—	(1,126)
Distributions	—	—	—	—	—	(111)	—	—	(48,397)	(48,508)
Share-based compensation	—	—	—	—	14,907	—	—	—	—	14,907
Equity-based payments to non-employees	—	—	—	—	16	—	—	—	—	16
Tax adjustments	—	—	—	—	3,042	—	—	—	—	3,042
Impact on noncontrolling interest of change in ownership during period	—	—	—	—	(23,101)	—	—	—	23,101	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(3,584)	(6,680)	(10,264)
Balance at December 31, 2020	76,734,106	106,165,105	$912	$107	$110,938	$33,751	$(147,360)	$(4,340)	$(169,484)	$(175,476)

(1)Represents the cumulative effect resulting from our adoption of the Financial Accounting Standards Board Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments. See Note 1 to the Notes to Consolidated Financial Statements for additional information on our implementation.

The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$28,662	$95,973	$127,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,330	7,304	4,478
Share-based compensation expense	14,907	13,754	6,038
Equity-based payments to non-employees	16	15	16
Fair value change in servicing assets and liabilities	(2,157)	(29,679)	945
Operating lease liability payments	(478)	(394)	(392)
Financial guarantee losses (gains)	(2,816)	16,072	(94)
Amortization of debt related costs	2,549	1,675	1,684
Original issuance discount on term loan payment	(57)	(42)	(31)
Income tax expense (benefit)	1,597	(7,125)	5,525
Loss on remeasurement of tax receivable agreement liability	1,386	9,790	—
Impairment losses	188	—	19
Mark to market on loan receivables held for sale	6,342	—	—
Changes in assets and liabilities:
(Increase) decrease in loan receivables held for sale	(525,831)	(49,050)	70,730
(Increase) decrease in accounts receivable	(2,465)	(4,049)	2,958
(Increase) decrease in other assets	(5,295)	(448)	1,650
Increase (decrease) in accounts payable	3,506	6,860	(1,488)
Increase (decrease) in finance charge reversal liability	(20,901)	67,446	44,441
Increase (decrease) in guarantee liability	(7,768)	—	—
Increase (decrease) in other liabilities	29,184	25,225	(8,033)
Net cash provided by/(used in) operating activities	(468,101)	153,327	256,426
Cash flows from investing activities
Purchases of property, equipment and software	(14,567)	(15,381)	(6,581)
Net cash used in investing activities	(14,567)	(15,381)	(6,581)
Cash flows from financing activities
Proceeds from term loan	70,494	—	399,000
Repayments of term loan	(4,318)	(3,958)	(352,094)
Proceeds from Warehouse Facility	852,060	—	—
Repayments of Warehouse Facility	(349,230)	—	—
Class A common stock repurchases	—	(104,272)	(41,847)
Member distributions	(51,041)	(23,468)	(141,518)
Proceeds from option exercises after Reorganization Transactions	470	307	59
Payment of option exercise taxes after Reorganization Transactions	(1,199)	(12,351)	(4,869)
Payment of taxes on Class B common stock exchanges	—	(2,198)	—
Payments under tax receivable agreement	(12,755)	(4,664)	—
Proceeds from IPO, net of underwriters discount and commissions	—	—	954,845
Purchases of GreenSky Holdings, LLC units	—	—	(901,833)
Purchases of Class A common stock	—	—	(53,012)
Issuances of Class B common stock	—	—	129
Redemptions of GreenSky Holdings, LLC units prior to Reorganization Transactions	—	—	(496)
Payment of IPO related expenses	—	—	(3,855)
Equity option and warrant exercises prior to Reorganization Transactions	—	—	339
Payment of equity transaction expenses prior to Reorganization Transactions	—	—	(32)
Net cash provided by/(used in) financing activities	504,481	(150,604)	(145,184)
Net increase (decrease) in cash and cash equivalents and restricted cash	21,813	(12,658)	104,661
Cash and cash equivalents and restricted cash at beginning of period	445,841	458,499	353,838
Cash and cash equivalents and restricted cash at end of period	$467,654	$445,841	$458,499
The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(United States Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental cash flow information
Interest paid	$27,612	$22,429	$21,892
Income taxes paid	13	11	—
Supplemental non-cash investing and financing activities
Capitalized software accrued but not paid	$395	$—	$—
Leasehold improvements acquired but not paid	—	—	300
Equity transaction costs accrued but not paid	—	—	82
Distributions accrued but not paid	3,136	5,978	10,086
Treasury stock traded but not settled	—	—	2,031

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
We are a leading technology company Powering Commerce at the Point of Sale®. Our platform is powered by a proprietary, patented technology infrastructure that facilitates merchant sales, while reducing the friction and improving the economics associated with a consumer making a purchase and a lender or financial institution extending financing for that purchase. It supports the full transaction lifecycle, including credit application, underwriting, real-time allocation to our Bank Partners, document distribution, funding, settlement and servicing. Merchants using our platform, which presently range from small, owner-operated home improvement contractors and healthcare providers to large national home improvement brands and retailers and healthcare service organizations, rely on us to facilitate low or deferred interest promotional point-of-sale financing and payments solutions that enable higher sales volume than they could otherwise achieve on their own. Consumers on our platform, who to date primarily have super-prime or prime credit scores, find financing with promotional terms to be an attractive alternative to other forms of payment. Our Bank Partners' access to our proprietary technology solution and merchant network enables them to build a diversified portfolio of high-quality consumer loans with attractive risk-adjusted yields with minimal upfront investment.
GreenSky, Inc. was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an IPO of its Class A common stock and certain Reorganization Transactions, as further described below, in order to carry on the business of GreenSky, LLC ("GSLLC"), a Georgia limited liability company. GSLLC is an operating entity and wholly-owned subsidiary of GS Holdings, LLC ("GS Holdings"). GS Holdings, a holding company with no operating assets or operations other than its equity interest in GSLLC, was organized to serve as a holding company for GSLLC. On August 24, 2017, GS Holdings acquired a 100% interest in GSLLC. The equity of GS Holdings is owned partially by GreenSky, Inc. and partially by certain pre-IPO equity owners of GS Holdings. Common membership interests of GS Holdings are referred to as "Holdco Units."
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
Immediately following the Reorganization Transactions, the "Original GS Equity Owners" (other than the Former Corporate Investors) and certain "Original Profits Interests Holders," which we collectively refer to as the "Continuing LLC Members," continued to own Holdco Units. "Original GS Equity Owners" refers to the owners of

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

units of GS Holdings prior to the Reorganization Transactions. "Former Corporate Investors" refers to certain of the Original GS Equity Owners that merged with and into one or more subsidiaries of GreenSky, Inc. in connection with the Reorganization Transactions, which was accounted for as a common control transaction and had no material impact on the net assets of the Company. "Original Profits Interests Holders" refers to the owners of profits interests in GS Holdings prior to the Reorganization Transactions.
On May 24, 2018, the Company's Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company's IPO of 43,700,000 shares of its Class A common stock at a public offering price of $23.00 per share, receiving approximately $954.8 million in net proceeds, after deducting underwriting discounts and commissions (but not including other offering costs), which were used to purchase 2,426,198 shares of Class A common stock and 41,273,802 newly-issued Holdco Units at a price per unit equal to the price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions. The newly-issued Holdco Units were sold by certain GS Holdings members, which we also refer to as "Exchanging Members." Pursuant to an "Exchange Agreement," the Continuing LLC Members can exchange their Holdco Units (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis, subject to customary adjustments, or for cash (based on the market price of the shares of Class A common stock), at our option (such determination to be made by the disinterested members of our board of directors).
The IPO and Reorganization Transactions resulted in the Company becoming the sole managing member of GS Holdings. As the sole managing member of GS Holdings, we operate and control all of GS Holdings’ operations and, through GS Holdings and its subsidiaries, conduct GS Holdings’ business. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Consolidated Financial Statements representing the GS Holdings interests held by the Continuing LLC Members. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income (loss) to the Company and the noncontrolling interest. As of December 31, 2020 and 2019, the Company had an economic interest in GS Holdings of 42.0% and 36.9%, respectively. During the year ended December 31, 2020 and 2019, the Company had a weighted average ownership interest in GS Holdings of 38.3% and 34.6%, respectively.
In 2020, we formed GS Depositor I, LLC (“Depositor”), an indirect subsidiary of the Company, and GS Investment I, LLC (the “Warehouse SPV”), a special purpose vehicle and indirect subsidiary of the Company, to facilitate purchases of participation interests in loans (“Warehouse Loan Participations") originated by Bank Partners through the GreenSky program. These purchases are made by Depositor and then transferred to the Warehouse SPV. Each of the Warehouse SPV and Depositor is a separate legal entity from the Company, and the assets of the Warehouse SPV and Depositor are solely available to satisfy the creditors of the Warehouse SPV or Depositor, respectively.
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
Certain reclassifications have been made to the prior year presentation to conform to the current year presentation. The Company has reclassified certain costs associated with the Company’s operational costs to “Cost of revenue,” which were previously recorded to “Property, office and technology expense” and “Sales, general and administrative.” The costs reclassified include costs incurred to provide origination and servicing activities which

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

consist primarily of compensation and benefits related to activities such as customer service, merchant underwriting and costs for printing and postage related to consumer statement production. The Company believes this new presentation will better assist users in understanding its results of operations. The prior periods presented reflect the reclassifications of these expenses to conform to the current period presentation and were not material to the respective Consolidated Statements of Operations.
With the formation and use of the Warehouse SPV, the amount of loan receivables held for sale has increased on our Consolidated Balance Sheets. As a result, we have reclassified the presentation of certain items associated with the loan receivables held for sale that were previously presented as "non-operating" within the Consolidated Statements of Operations; specifically, valuation allowance (inclusive of both credit and market interest rate considerations) for loan receivables held for sale, proceeds from transferring our rights to charged-off receivables attributable to loan receivables held for sale, and interest income from loan receivables held for sale. The classification of such valuation allowance for the years ended December 31, 2019 and December 31, 2018 of $6.0 million and $3.1 million, respectively, and the classification of the proceeds from transferring our rights to charged-off receivables for the years ended December 31, 2019 and December 31, 2018 of $312 thousand and $431 thousand, respectively, were changed from other gains (losses), net to sales, general and administrative expense within the Consolidated Statements of Operations to conform to the current year presentation. The classification of such interest income for the years ended December 31, 2019 and December 31, 2018 of $3.0 million and $5.6 million, respectively, was changed from interest and dividend income to interest and other revenue within the Consolidated Statements of Operations to conform to the current year presentation.
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
Cash and Cash Equivalents
Cash includes non-interest and interest-bearing demand deposit accounts with various financial institutions. We consider all highly liquid investments that mature three months or less from the date of purchase to be cash equivalents. Cash equivalents include money market mutual fund accounts, which are invested in government securities that are either guaranteed by the Federal Deposit Insurance Corporation of the U.S. government ("FDIC") or are secured by U.S. government-issued collateral for which the risk of loss from nonpayment is presumed to be zero. As such, we do not establish an allowance for credit losses on our cash equivalents. Further, the carrying amount of our cash equivalents approximates its fair values due to their short maturities and highly liquid nature. Refer to "Recently Adopted Accounting Standards" in this Note 1 for discussion of our adoption of the provisions of Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), effective January 1, 2020 and Note 3 for additional information.
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

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Restricted Cash
Restricted cash includes cash held in interest-bearing escrow accounts to provide limited protection to our Bank Partners in the event of certain Bank Partner portfolio credit losses or in the event that the finance charges billed to borrowers do not exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses. Restricted cash also includes cash maintained for certain Bank Partners related to our finance charge reversal ("FCR") liability, certain custodial in-transit loan funding and consumer borrower payments that were restricted from use for our operations, and cash related to collections in connection with Warehouse Loan Participations. Refer to Note 14 for additional information.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total included within the Consolidated Statements of Cash Flows as of the dates indicated.

	December 31,
	2020	2019	2018
Cash and cash equivalents	$147,775	$195,760	$303,390
Restricted cash	319,879	250,081	155,109
Cash and cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$467,654	$445,841	$458,499
Loan Receivables Held for Sale
Loan receivables held for sale represent a 100% participation interest in certain loans originated under the GreenSky program by our Bank Partners that the Company subsequently purchases with the intent to sell to a third party at carrying value. Loan receivables held for sale are recorded at fair value at the time a loan receivable is purchased and are subsequently measured at the lower of cost or fair value on an aggregate homogeneous portfolio basis, which is further discussed in “Fair Value of Assets and Liabilities” below. We earn interest income on such loan receivables. Interest, calculated as a percentage of average outstanding principal balance in accordance with the contractual provisions of the loan arrangements, is accrued on a daily basis and collected from the account holder on a monthly basis. Accrued interest receivable and origination costs are deferred in the basis of the loan receivables. When the loan receivables are sold, any previously unrecognized deferred costs are recognized as part of realized gains and losses on sale. Gains and losses from the sale of loan receivables held for sale by the Warehouse SPV are included within cost of revenue in the Consolidated Statements of Operations. Gains and losses from the sale of all other loan receivables held for sale are included within other gains (losses), net in the Consolidated Statements of Operations.
The entire balance of loan receivables held for sale is considered contractually delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement. Loan receivables held for sale and accrued interest are marked down to zero and written off when the principal or interest is delinquent for greater than 90 days, with the related expenses recorded as sales, general and administrative expense and reduction of interest and other revenue, respectively, in the Consolidated Statements of Operations. Valuation adjustments are also taken if loan receivables delinquent less than 90 days are expected to charge off in the future and are recorded to sales, general and administrative expense in the Consolidated Statements of Operations. Recoveries of principal and interest and fees on previously written off loan receivables held for sale are recognized on a collected basis as reductions of sales, general and administrative expense and as interest and other revenue, respectively.
At times, we have transferred our rights to previously charged-off loan receivables and received commensurate proceeds based on the expected recovery rate of such loan receivables. We have no continuing involvement with these charged-off receivables other than performing reasonable servicing and collection efforts on behalf of the third parties and Bank Partners that paid for the rights to the charged-off receivables. The proceeds from the transfers of charged-off receivables attributable to loan receivables held for sale are recognized on a collected basis as reductions of sales, general and administrative expense in the Consolidated Statements of

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Operations. Refer to "Servicing Assets and Liabilities" and "Fair Value of Assets and Liabilities" below for additional information on our charged-off receivables transactions.
Accounts Receivable
Accounts receivable are recorded at their original invoice amounts, which are reduced by any allowance for uncollectible amounts. Effective January 1, 2020, we adopted the provisions of ASU 2016-13, which requires upfront recognition of lifetime expected credit losses using a current expected credit loss model. In accordance with the standard, we pool our accounts receivable, all of which are short-term in nature and arise from contracts with customers, based on shared risk characteristics to assess their risk of loss, even when that risk of loss is remote. We use the aging method to establish an allowance for expected credit losses on accounts receivable balances and consider whether current conditions or reasonable and supportable forecasts about future conditions warrant an adjustment to our historical loss experience. In applying such adjustments, we primarily consider changes in counterparty credit risk and changes in the underlying macroeconomic environment. Accounts receivable are written off once delinquency exceeds 90 days. Recoveries of previously written off accounts receivable are recognized on a collected basis as a reduction to the provision for credit losses, which is included within sales, general and administrative expense in the Consolidated Statements of Operations. The allowance for uncollectible amounts for periods prior to January 1, 2020 continue to be presented and disclosed under legacy guidance in Accounting Standards Codification ("ASC") 310, Receivables. Refer to "Recently Adopted Accounting Standards" in this Note 1 for discussion of our adoption of the provisions of ASU 2016-13 and Note 5 for additional information on our accounts receivable.
Property, Equipment, Software, Depreciation and Amortization
Property, equipment and software includes furniture, leasehold improvements, computer hardware and software and is stated at cost less accumulated depreciation or amortization and any previously recorded impairment. We capitalize qualified costs incurred to develop internal-use software, which primarily include internal and external labor expenses. Additionally, we capitalize costs for replacements and major enhancements when it is probable that the expenditures will result in additional functionality or will extend the useful life of existing functionality. Costs for minor replacements, enhancements, maintenance and repairs of internal-use software are expensed as incurred. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets, as follows:

Asset Category	Estimated Useful Lives
Computer hardware and software	3 years
Furniture	5 years
Leasehold improvements	Shorter of life of asset or remaining lease term
Upon a sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the Consolidated Balance Sheets and any related gain or loss is included within sales, general and administrative expense in the Consolidated Statements of Operations.
We evaluate the carrying amounts of property, equipment and software for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment losses are included within sales, general and administrative expense in the Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Servicing Assets and Liabilities
The Company assumes a right, obligation, or neither a right nor obligation to service consumer loans each time a loan is originated by a Bank Partner. Consumer loans originated by a Bank Partner may continue to be held by that Bank Partner, or sold to another Bank Partner, institutional investor, financial institution or other funding source. Additionally, the Company services charged-off receivables for which we do not charge a servicing fee. The Company identified Bank Partner loans as one class of servicing rights and charged-off receivables as a separate class of servicing rights. In accordance with ASC 860, Transfers and Servicing, when we determine that the compensation we receive to service loans is more or less than adequate, we assess the fair value of a servicing asset or liability, respectively, using a discounted cash flow model.
We elected the fair value method to measure each class of servicing rights subsequent to initial recognition, as we believe that fair value is a more meaningful measure of our expected right or obligation with respect to these classes of servicing assets or liabilities, respectively. This election is irrevocable for these classes of servicing assets or liabilities. As of December 31, 2020 and December 31, 2019, the servicing assets associated with Bank Partner loans are recorded within other assets in the Consolidated Balance Sheets. As of December 31, 2020 and 2019, the servicing liability associated with charged-off receivables is recorded within other liabilities in the Consolidated Balance Sheets.
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
Certain sales facilitation obligations that we have with a Bank Partner, which are detailed in Note 3, qualify as embedded derivatives. The sales facilitation obligations are not designated as hedges for accounting purposes and, as such, changes in their fair value are included within cost of revenue in the Consolidated Statements of Operations. Refer to Note 3 and Note 8 for additional derivative disclosures.
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
Effective January 1, 2020, we adopted the provisions of ASU 2016-13, which apply only to the contingent aspect of the guarantee arrangement. Under the new standard, we are required to estimate the expected credit losses over the contractual period in which we are exposed to credit risk via a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the issuer. As applied to our financial guarantee arrangements, we are required to estimate expected credit losses, and the impact of those estimates on our potential escrow payments, for loans within our Bank Partner portfolios that are either funded or approved for funding at the measurement date, but are precluded from including future loan originations by our Bank Partners. Consistent with the modeling of loan losses for any consumer loan portfolio assumed to go into "run-off," our recognized financial guarantee liability under this model represents a significant portion of the contractual escrow established with each Bank Partner. Typically, additional financial guarantee liabilities are recorded as new Bank Partner loans are

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

facilitated on our platform, along with a corresponding non-cash charge recorded as financial guarantee expense in the Consolidated Statements of Operations.
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
Transaction fees revenue
We earn a specified transaction fee in connection with purchases made by borrowers that are financed by our Bank Partners. The transaction fee is a one-time fee payable by the merchant that includes a merchant fee component and an interchange fee component. In our merchant arrangements, our single performance obligation is to facilitate financing to the merchant’s qualified customers who comply with our Bank Partners’ mandatory underwriting criteria and credit policies. As it relates to our merchant arrangements, we act in the capacity of an agent, as our platform facilitates the arrangement between the merchant and consumer (for contracted services) and the arrangement between the Bank Partner and consumer (for loan financing) and we do not control either the merchant services or the financing prior to them being transferred to the consumer.
Merchant fees
The merchant fee is calculated by multiplying a set fee percentage (as outlined in a schedule provided to the merchants) by the dollar amount of a loan at the point of origination. As merchant fees are billed to, and collected directly from, the merchant at least monthly, the transaction price and volume are generally known and there is no unresolved variable consideration as of the end of a reporting period. To estimate variable consideration and recognize revenue at the point of sale, we apply the expected value method, wherein we assign 100% probability to the transaction price as calculated using actual transaction volume. While merchant fee reversals are contractually possible and would constrain our estimate of variable consideration, historically they have been immaterial. Therefore, we have not recognized a refund liability for these reversals. Our expected value is further adjusted during the month for rebates or price concessions (collectively, "price concessions"), as discussed below.
Gross contractual merchant fees may be reduced by volume-based or non-volume-based price concessions to certain merchants and channel partners (which we refer to as "Sponsors"), which are offered to generate transaction volume on the GreenSky platform. We recognize merchant fees net of consideration paid to merchants or Sponsors in the form of price concessions, which represents our expected consideration. The price concessions give rise to variable consideration at contract inception, which we estimate at the individual merchant level using

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

the expected value method. For merchants and Sponsors receiving monthly or quarterly price concessions, which constitute the vast majority of our arrangements, it is not probable that a significant reversal in the cumulative amount of revenue recognized would occur, as the uncertainty is resolved by the end of a reporting period. Therefore, the transaction price is not significantly constrained and we assign 100% probability to the transaction price as calculated using actual transaction volume net of actual merchant and Sponsor price concessions. In the limited instances in which we issue price concessions that are not resolved by the end of a reporting period, such as those based on an annual volume target, we determine the expected value based on quarterly progress and expected future progress (using historical experience) toward achieving the estimated target. Volume-based price concessions to merchants and Sponsors that were netted against the gross transaction price were $14.2 million, $14.8 million, and $10.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. There were no significant non-volume-based price concessions made during the same periods.
Interchange fees
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
We satisfy our performance obligation to facilitate financing to our merchants’ qualified customers continuously throughout our contractual terms with our Bank Partners. Our merchants receive and consume the benefits of such performance simultaneously as we perform, which is reflected through the consummation of a purchase by the end consumer who obtained financing through the GreenSky platform. Therefore, this performance obligation is satisfied over time and no significant financing component is present, as payment occurs within twelve months of the transfer of control of the related service. Our performance obligation is satisfied once a consumer’s application has been approved, a credit decision has been reached and a loan has been funded and processed, indicating that a sale has been completed by a merchant on our platform. We measure our progress toward complete satisfaction of this performance obligation under the output method and using the "right-to-invoice" practical expedient, with transaction volume representing the direct measure that faithfully depicts a completed sale by a merchant on our platform. The value of our service transferred to the merchants is represented by the merchant fee rate, as agreed upon at contract inception, and the interchange fee rate, as stipulated by the credit card payment network. Therefore, we recognize revenue on at least a monthly basis for merchant fees and on a daily basis for interchange fees.
We apply the practical expedient related to incremental costs of obtaining a contract. Although certain of our commission costs qualify for capitalization under ASC 340-40, Contracts with customers, their amortization period is less than one year. Therefore, utilizing the practical expedient, we expense these costs as incurred.
Servicing Revenue
Servicing fees
Servicing fees are contractual fees specified in our servicing agreements with our Bank Partners that are earned from providing professional services to manage loan portfolios on behalf of our Bank Partners, representing the single performance obligation in this contractual arrangement. The servicing fee is calculated on a monthly basis by multiplying a set fee percentage (as outlined in the contracts with our Bank Partners) by the average outstanding Bank Partner loan portfolio balance. As the average outstanding loan portfolio balance is not known at contract inception, this arrangement contains variable consideration. However, as servicing fees are settled monthly with our Bank Partners, the average outstanding loan portfolio balance is known at each month end. Therefore, the variable consideration within a reporting period is not significantly constrained. Using the expected value method, we assign 100% probability to the transaction price as calculated using the actual average outstanding loan portfolio balance.

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
Disaggregated revenue
Revenue disaggregated by type of service was as follows for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Merchant fees	$363,216	$361,755	$297,776
Interchange fees	29,921	44,150	51,128
Transaction fees	393,137	405,905	348,904
Servicing(1)	115,455	123,696	65,597
Interest income(2)	17,049	2,977	5,625
Other(3)	8	44	172
Interest and other	17,057	3,021	5,797
Total revenue	$525,649	$532,622	$420,298
(1)For the years ended December 31, 2020 and 2019, includes a $345 thousand and $30.5 million, respectively, change in fair value of our servicing asset. Refer to Note 3 for additional information.
(2)Includes interest income received on loan receivables held for sale.
(3)Other revenue includes miscellaneous revenue items that are individually immaterial. Other revenue is presented separately herein in order to clearly present merchant fees, interchange fees, servicing fees, and interest income which are more integral to our primary operations and better enable financial statement users to calculate metrics such as servicing and merchant fee yields.
We have no remaining performance obligations as of December 31, 2020. No assets were recognized from the costs to obtain or fulfill a contract with a customer as of December 31, 2020 and 2019. Because we recognize revenue as invoiced, no contract assets or contract liabilities were recorded as of December 31, 2020 and 2019. We recognized credit losses arising from our contracts with customers of $644 thousand, $950 thousand and $1.3 million during the years ended December 31, 2020, 2019 and 2018, respectively, which are included within sales, general and administrative expense in our Consolidated Statements of Operations.
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
Recently Adopted Accounting Standards
Measurement of credit losses on financial instruments
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires upfront recognition of lifetime expected credit losses on certain financial instruments (or groups of financial instruments) using a current expected credit loss ("CECL") model. The standard is intended to better align the recognition of credit losses on financial instruments with management’s expectations of the net amount of principal balance expected to be collected on such financial instruments. Under CECL, management must determine expected credit losses for certain financial instruments held at the reporting date based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts. We adopted the standard as of January 1, 2020 and recorded an additional financial guarantee liability of $118.0 million as a cumulative impact as described further below. Comparative periods continue to be presented and disclosed in accordance with the applicable legacy guidance.
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
The CECL model assumes each Bank Partner is in "run-off" which significantly increased the recorded financial guarantee liability under this new accounting standard compared to our expected actual cash escrow payments as part of an ongoing Bank Partner portfolio. Refer to Note 14 for additional information on our financial guarantees.
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
Codification Improvements to Financial Instruments
In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which improves various financial instruments topics, including CECL. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP and is intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. Our adoption of ASU 2020-03 did not have a material impact on our Consolidated Financial Statements.
Accounting Standards Issued, But Not Yet Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The standard applies to contract modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Further, the standard provides exceptions to certain guidance in ASC 815, Derivatives and Hedging, related to changes to the critical terms of a hedging relationship due to reference rate reform and provides optional expedients for fair value, cash flow and net investment hedging relationships for which the component excluded from the assessment of hedge effectiveness is affected by reference rate reform. This standard is effective as of March 12, 2020, and an entity may elect to adopt it through December 31, 2022 based on applying as of the beginning of an interim period up to the date that the financial statements are available to be issued. Once elected, the provisions of the standard must be applied prospectively for all similar eligible contract modifications. We have not yet elected an adoption date, are currently identifying arrangements referenced to rates, such as US dollar LIBOR, that are expected to be discontinued, and are evaluating our options for modifying such arrangements in accordance with the standard.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, which modifies ASC 740, Income Taxes, to simplify the accounting for income taxes by removing certain exceptions, including intraperiod tax allocations and the calculation of income taxes in an interim period when in a loss position. Additionally, the standard simplifies accounting in several areas, including the allocation of tax expense to a legal entity that is not subject to tax in standalone financial statements and enacted changes in tax laws. The standard is effective for us on January 1, 2021 and the transition method depends on the nature of the guidance. We do not expect the adoption to have a material effect on our financial statements, including our deferred tax assets and tax receivable agreement liability.
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

	Year Ended December 31,
	2020	2019	2018
Numerator:
Income before income tax expense (benefit)	$30,259	$88,848	$133,514
Less: Net income attributable to GS Holdings prior to Reorganization Transactions	—	—	38,213
Less: Net income attributable to noncontrolling interests after Reorganization Transactions	18,697	63,993	65,511
Less: Income tax expense (benefit)	1,597	(7,125)	5,534
Net income attributable to GreenSky, Inc. – basic	$9,965	$31,980	$24,256
Add: Reallocation of net income attributable to noncontrolling interests from the assumed exchange of Holdco Units for Class A common stock	18,697	63,993	65,511
Less: Income tax expense on reallocation of net income attributable to noncontrolling interests(1)	4,565	8,189	12,784
Net income attributable to GreenSky, Inc. – diluted	$24,097	$87,784	$76,983
Denominator:
Weighted average shares of Class A common stock outstanding – basic	67,553,999	61,091,514	57,008,324
Add: Dilutive effects, as shown separately below
Holdco Units exchangeable for Class A common stock	109,221,484	116,223,055	127,939,939
Class A common stock options	332,420	1,876,876	2,984,196
Holdco warrants exchangeable for Class A common stock	—	82,008	808,961
Unvested Class A common stock(2)	642,935	174,592	163,521
Weighted average shares of Class A common stock outstanding – diluted	177,750,838	179,448,045	188,904,941

Earnings per share of Class A common stock outstanding – basic	$0.15	$0.52	$0.43
Earnings per share of Class A common stock outstanding – diluted	$0.14	$0.49	$0.41

Excluded from diluted earnings per share, as their inclusion would have been anti-dilutive(3)
Unvested Holdco Units	389,945	510,878	—
Class A common stock options	3,841,138	3,289,299	1,533,029
Unvested Class A common stock	2,123,280	2,040,965	134,170
(1)We assumed effective tax rates of 20.4%, 1.2%, and 19.2% for the years ended December 31, 2020, 2019, and 2018 respectively, which represent the effective tax rates on the consolidated GreenSky, Inc. entity inclusive of the income taxes on the portion of GS Holdings' earnings that are attributable to noncontrolling interests. The rate for the years ended December 31, 2020 and 2019 are reflective of the tax benefits from remeasurement of net deferred tax assets and stock-based compensation deductions.
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

	Level	December 31, 2020		December 31, 2019
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents(1)	1	$147,775	$147,775	$195,760	$195,760
Loan receivables held for sale, net(2)	2	571,415	575,279	51,926	55,958
Servicing assets(3)	3	30,804	30,804	30,459	30,459
Liabilities:
Finance charge reversal liability(3)	3	$185,134	$185,134	$206,035	$206,035
Term loan(1)	2	452,806	452,408	384,497	392,201
Interest rate swap(3)	2	14,182	14,182	2,763	2,763
Servicing liabilities(3)	3	1,984	1,984	3,796	3,796
Sales facilitation obligations(3)	2	10,655	10,655	—	—
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
Loan receivables held for sale, net
Loan receivables held for sale are recorded in the Consolidated Balance Sheets at the lower of cost or fair value and, therefore, are measured at fair value on a nonrecurring basis. Prior to 2020, the fair value of our loan receivables held for sale historically approximated par value, as we consistently sold loan receivables held for sale for the full current balance in transactions with our Bank Partners. With the formation and use of the Warehouse SPV in 2020 to facilitate purchases of participation interests in loans, our loan receivables held for sale are primarily loan participations owned by the Warehouse SPV and are expected to be sold around or below par to our Bank Partners, institutional investors, financial institutions and other capital markets investors. Fair value of our loan receivables held for sale is determined based on the anticipated sale price of such participations to third parties. Loan receivables held for sale are classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from observable values of loan receivables with similar terms and characteristics.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Finance charge reversal liability
Our Bank Partners offer certain loan products that have a feature whereby the account holder is provided a promotional period to repay the loan principal balance in full without incurring a finance charge. For certain of these loan products, our Bank Partners bill interest each month throughout the promotional period and such amounts are included in the determination of the incentive payments paid by our Bank Partners to us. However, under the terms of the contracts with our Bank Partners, we are obligated to pay an amount equal to this billed interest to the Bank Partners if an account holder repays the loan balance in full within the promotional period and such interest is reversed. Therefore, the monthly process of billing interest on deferred loan products triggers a potential future finance charge reversal ("FCR") liability for the Company. The FCR component of our Bank Partner contracts qualifies as an embedded derivative. The FCR liability is not designated as a hedge for accounting purposes and, as such, changes in its fair value are recorded within cost of revenue in the Consolidated Statements of Operations.
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

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$206,035	$138,589	$94,148
Receipts(1)	215,049	159,527	129,153
Settlements(2)	(382,968)	(262,449)	(181,590)
Fair value change in FCR liability(3)	147,018	170,368	96,878
Ending balance	$185,134	$206,035	$138,589
(1)Includes: (i) incentive payments from Bank Partners, which is the surplus of finance charges billed to borrowers over an agreed-upon portfolio yield, a fixed servicing fee and realized net credit losses, (ii) cash received from recoveries on previously charged-off Bank Partner loans and (iii) the proceeds received from transferring our rights to charged-off receivables attributable to previously charged-off Bank Partner loans. We consider all monthly incentive payments from Bank Partners during the period to be related to billed finance charges on deferred interest products until monthly incentive payments exceed total billed finance charges on deferred products, which did not occur during any of the periods presented.
(2)Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that were repaid within the promotional period. The year ended December 31, 2020 also includes $28.6 million of billed finance charges related to loan participations held by the Warehouse SPV that were not yet collected and subject to a potential future finance charge reversal at the time of purchase, which were paid to the Bank Partner in full as of the participation purchase dates.
(3)A fair value adjustment is made based on the expected reversal percentage of billed finance charges (expected settlements), which is estimated at each reporting date. The fair value adjustment is recognized in cost of revenue in the Consolidated Statements of Operations.
Significant assumptions used in valuing our FCR liability include the following:
Reversal rate: The reversal rate represents our estimate of the percentage of previously billed interest on deferred loan products that we expect we will be obligated to remit to the Bank Partners due to the account holder paying off the loan balance in full within the promotional period. Management has developed more specific reversal rates for categories of deferred loan products based on the length of the interest-free promotional period (generally ranging from six to 24 months), whether or not loan principal payments were required to be paid during the interest-free promotional period, and the industry vertical (home improvement or elective healthcare). The historical period over which we evaluate reversal rates may also vary among the categories of deferred loan products based on the length and relevance of our historical experience with such products at the measurement date. The increase in reversal rates from December 31, 2019 is attributable to a higher concentration of 24-month home improvement

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

products which have higher reversal rates and FCR associated with our sales facilitation obligations which are reserved at 100%.
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

	December 31, 2020		December 31, 2019
	Range	Weighted Average	Range	Weighted Average
Reversal rate	64.8 – 100.0%	89.2%	60.0 – 96.8%	87.5%
Discount rate	3.5%	3.5%	5.2%	5.2%

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
Charged-off receivables. Historically, we have periodically transferred our rights to previously charged-off loan receivables in exchange for a cash payment based on the expected recovery rate of such loan receivables, which consist primarily of previously charged-off Bank Partner loans. We have no continuing involvement with these charged-off receivables other than performing reasonable servicing and collection efforts. The proceeds from transfers of charged-off receivables attributable to Bank Partner loans are recognized on a collected basis as reductions to cost of revenue, which reduces the fair value adjustment to the FCR liability in the period of transfer. The proceeds from transfers of charged-off receivables attributable to loan receivables held for sale are recognized on a collected basis as reductions to sales, general and administrative expense, which reduces the valuation allowance for loan receivables held for sale. There were no transfers of charged-off receivables during the year ended December 31, 2020. As such, we retain the economic rights to retained charged-off receivables and recognize recoveries on a collected basis each period.
The following table presents details of charged-off receivables transfers during the years ended December 31, 2019 and 2018.

	Aggregate Unpaid Balance			Proceeds
	Bank Partner loans	Loan receivables held for sale	Total	Bank Partner loans	Loan receivables held for sale	Total
Year Ended December 31, 2019	$223,024	$2,518	$225,542	$29,190	$312	$29,502
Year Ended December 31, 2018	201,517	3,263	204,780	26,692	431	27,123

During the years ended December 31, 2020, 2019 and 2018, $23.0 million, $22.2 million and $14.9 million, respectively, of the aggregate unpaid balance on cumulative transferred charged-off receivables were recovered through our servicing efforts on behalf of our charged-off receivables investors.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Term loan
The carrying value of our term loan is net of unamortized debt discount and debt issuance costs. The fair value of our term loan is classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from quoted market prices for similar liabilities in an active market.
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
Servicing assets and liabilities
We previously elected the fair value method to account for our servicing assets and liabilities to more appropriately reflect the value of the servicing rights in our Consolidated Financial Statements. As a result of this election, our servicing assets and liabilities are carried at fair value on a recurring basis within other assets and other liabilities, respectively, in the Consolidated Balance Sheets and are estimated using a discounted cash flow model. Servicing assets and liabilities are classified within Level 3 of the fair value hierarchy, as the primary components of the fair value are obtained from unobservable inputs based on peer market data, reasonably adjusted for assumptions that would be used by market participants to service our Bank Partner loans and transferred charged-off receivables portfolios, for which market data is not available. Changes in the fair value of our servicing assets are recorded within servicing revenue and changes in the fair value of our servicing liabilities are recorded within other gains (losses), net in the Consolidated Statements of Operations.
Contractually specified servicing fees recorded within servicing revenue in the Consolidated Statements of Operations totaled $115.1 million, $93.2 million and $65.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The cash flow impacts of our assets and liabilities that are measured at fair value on a recurring basis are included within net cash provided by operating activities in the Consolidated Statements of Cash Flows. During the year ended December 31, 2019, we renegotiated certain Bank Partner agreements where the Company agreed to post additional escrow and increase the agreed-upon Bank Partner portfolio yield. In exchange for these considerations, we received an increase in our loan servicing fees from the Bank Partners. We determined that the increase in servicing fees resulted in an increase to the fair value of our servicing assets for these Bank Partners. We also anticipate that, all other factors remaining constant, these increased servicing fees will contribute to lower incentive payments received in future periods from the Bank Partners.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table reconciles the beginning and ending fair value measurements of our servicing assets associated with Bank Partner loans during the years presented. We did not have any servicing assets for the year ended December 31, 2018.

	Year Ended December 31,
	2020	2019
Beginning balance	$30,459	$—
Additions, net(1)	1,897	5,975
Changes in fair value(2)	(1,552)	24,484
Ending balance	$30,804	$30,459
(1)Includes additions through assumptions of servicing obligations each time a loan is originated on our platform by a Bank Partner, as well as through transfers of loans between Bank Partners or of loan receivables between GreenSky and Bank Partners, institutional investors, financial institutions and other capital markets investors and is net of the impact of loan principal pay downs in the Bank Partner portfolios. Additions are recognized in servicing revenue in the Consolidated Statements of Operations.
(2)For the year ended December 31, 2019, primarily reflects the increases to the contractually specified fixed servicing fees for certain Bank Partners, which may also contribute to lower incentive payments received in future periods.
The following table reconciles the beginning and ending fair value measurements of our servicing liabilities associated with transferring our rights to charged-off receivables during the periods presented.

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$3,796	$3,016	$2,071
Initial obligation from transfer of charged-off receivables(1)	—	2,705	2,461
Changes in fair value(2)	(1,812)	(1,925)	(1,516)
Ending balance	$1,984	$3,796	$3,016
(1)Recognized in other gains (losses), net in the Consolidated Statements of Operations.
(2)Represents the reduction of our servicing liabilities due to the passage of time and collection of loan payments and recognized in other gains (losses), net in the Consolidated Statements of Operations.
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

Input	December 31, 2020		December 31, 2019
	Range	Weighted Average	Range	Weighted Average
Cost of servicing (basis points)	57.5 – 108.0	95.0	57.5 - 108.0	106.2
Discount rate	18.0%	18.0%	18.0%	18.0%
Weighted average remaining life (years)	2.3 – 5.8	2.3	2.3 - 5.9	2.4
Recovery period (years)	1.6 – 3.9	3.1	2.6 – 4.9	4.1
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
Sales facilitation obligations
In May 2020, as part of implementing GreenSky's program to accomplish alternative funding structures, the Company entered into a series of agreements (collectively, the “Facility Bank Partner Agreements”) with an existing Bank Partner, to provide a framework for the programmatic sale of loan participations and whole loans by that Bank Partner to third parties. Under the Facility Bank Partner Agreements, it is contemplated that potential purchasers will issue purchase commitments to the Bank Partner. The Company has certain sales facilitation obligations related thereto that qualify as embedded derivatives and are not designated as hedges for accounting purposes. As such, these sales facilitation obligations are recorded at fair value and changes in their respective fair value are recorded within cost of revenue in the Consolidated Statements of Operations.
First, the Company agreed under the Facility Bank Partner Agreements to facilitate sales by the Bank Partner of loan participations and whole loans to third parties (including sales to the Company or its affiliates, including the Warehouse SPV) by funding into an escrow account, established by the Company for the Bank Partner, the shortfall (if any) in purchase price commitment below par (“purchase price discount”) at the time a purchase commitment is made. The Bank Partner agreed that it will fund into the escrow account any purchase price in excess of par (“purchase price premium”) received in connection with a sale. Any purchase price discount will net settle with any contemporaneous purchase price premiums upon sale of the loan participations or whole loans, with a net discount being settled by a release of escrow funds to the Bank Partner at sale and a net premium being settled by a release of excess escrow funds (above minimum escrow requirements), if any, to the Company shortly following the sale. Because the purchase commitments that were issued in 2020 and the loan participation sales that

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

occurred in 2020 were conducted at par between the Bank Partner and the Company for sales to third parties and the Warehouse SPV, there have been no purchase price discounts or purchase price premiums under the Facility Bank Partner Agreements in 2020 and, therefore, no related escrow or liability as of December 31, 2020.
Second, the Company may, from time to time, directly issue to the Bank Partner commitments to purchase loan participations at par under the Facility Bank Partner Agreements. The fair value of the resulting sales facilitation obligations is based on the difference between par and the anticipated sale prices of such participations to third parties, including institutional investors, financial institutions and other capital markets investors. As such, the fair value is classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from observable values of loan receivables with similar terms and characteristics.
At December 31, 2020, the Company had sales facilitation obligations for which the fair value of the liability was $10.7 million. As the third quarter of 2020 was the first period for which such liability existed, the change in fair value for the year ended December 31, 2020 was $10.7 million and is reflected in cost of revenue in the Consolidated Statements of Operations.
Note 4. Loan Receivables Held for Sale
The following table summarizes the activity in the balance of loan receivables held for sale, net at lower of cost or fair value during the periods indicated.

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$51,926	$2,876	$73,606
Additions(1)	1,775,807	157,928	93,240
Proceeds from sales and borrower payments(2)	(1,181,867)	(104,858)	(161,009)
Loss on sale	(57,043)	—	—
Decrease (increase) in valuation allowance(3)	(8,241)	(1,289)	(92)
Transfers(4)	344	251	22
Write offs and other(5)	(9,511)	(2,982)	(2,891)
Ending balance	$571,415	$51,926	$2,876
(1)Includes purchases of $1,113.8 million participations in loans through the Warehouse SPV.
(2)We retain servicing arrangements on sold loan receivables with comparable terms and conditions as loans that are not participated by our Bank Partners. Additions also include accrued interest and fees, recoveries of previously charged-off loan receivables held for sale, as well as proceeds from transferring our rights to charged-off receivables attributable to loan receivables held for sale. Income from loan receivables held for sale activities is recorded within interest and other revenue in the Consolidated Statements of Operations.
(3)Valuation allowance includes an increase in lower of cost or fair value adjustments on our Warehouse Loan Participations of $6.2 million and lower of cost or fair value adjustments on all other loan receivables held for sale of $109 thousand during the year ended December 31, 2020 and an increase in provision for credit losses of $1,899 thousand, $1,289 thousand and $92 thousand during the years ended December 31, 2020, 2019 and 2018.
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
(5)We received recovery payments of $399 thousand, $50 thousand and $57 thousand during the years ended December 31, 2020, 2019 and 2018, respectively. Recoveries of principal and finance charges and fees on previously written off loan receivables held for sale are recognized on a collected basis. Separately, during the years ended December 31, 2020, 2019, and 2018, write offs and other were reduced by $0, $312 thousand, and $431 thousand, respectively, related to cash proceeds received from transferring our rights to charged-off receivables attributable to loan receivables held for sale. The cash proceeds received were recorded within sales, general and administrative expense in the Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table presents activities associated with our loan receivable sales and servicing activities during the periods indicated.

	Year Ended December 31,
	2020	2019	2018
Gain (loss) on sold loan receivables held for sale	$(57,043)	$—	$—
Cash Flows
Sales of loans	$875,051	$91,946	$139,026
Servicing fees	5,978	3,901	2,321
The following tables present information about loan receivables held for sale that were transferred and qualified for sales treatment under ASC 860, and therefore are no longer recorded in our Consolidated Balance Sheets, but with which we have a continuing involvement through our servicing arrangements. As such, for sold loan receivables held for sale where servicing is the only form of continuing involvement, the Company would only experience a loss if it were required to repurchase a loan participation due to a breach in representations and warranties associated with its loan sale or servicing contracts.

	December 31,
	2020	2019
Total principal balance	$1,061,634	$326,556
Delinquent loans (unpaid principal balance)	29,092	18,033

	Year Ended December 31,
	2020	2019	2018
Net charge-offs (unpaid principal balance)	$10,573	$16,333	$11,355

Note 5. Accounts Receivable
As of December 31, 2020, our allowance for losses on accounts receivable was measured under ASC 326. Historically, the majority of our pools of accounts receivable did not have write-offs. For the pool of accounts receivable for which we had historical write-offs, we used an aging method and the average 12-month historical loss rate as a basis for estimating credit losses on the current accounts receivable balance. In the absence of relevant historical loss experience for the other pools of accounts receivables, we also used this average 12-month loss rate to inform our estimate of credit losses on those balances. For each pool of accounts receivable, we considered the conditions at the measurement date and reasonable and supportable forecasts about future conditions to consider if adjustments to the historical loss rate were warranted. Given (i) our methods of collecting funds on merchant and servicing receivables, (ii) that we have not observed meaningful changes in our counterparties' abilities to pay, and (iii) that we establish an allowance for all delinquent accounts receivable (typically deemed to be 31 days or more past due), providing for a maximum 30-day term of our accounts receivable balances, we determined that our historical loss rates remain most indicative of our lifetime expected losses.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Accounts receivable consisted of the following as of the dates indicated.

	Accounts Receivable, Gross	Allowance for Losses	Accounts Receivable, Net
December 31, 2020
Transaction related	$10,533	$(313)	$10,220
Servicing related	11,738	—	11,738
Total	$22,271	$(313)	$21,958
December 31, 2019
Transaction related	$12,863	$(238)	$12,625
Servicing related	6,868	—	6,868
Total	$19,731	$(238)	$19,493

Note 6. Property, Equipment and Software
Property, equipment and software were as follows as of the dates indicated.

	December 31,
	2020	2019
Software	$30,641	$20,126
Furniture	2,680	2,907
Leasehold improvements	4,399	4,902
Computer hardware	2,690	2,494
Total property, equipment and software, at cost	40,410	30,429
Less: accumulated depreciation	(6,580)	(5,701)
Less: accumulated amortization	(12,378)	(6,419)
Total property, equipment and software, net	$21,452	$18,309
The following table shows depreciation and amortization expense, as well as recorded impairment losses related to abandoned capitalized software projects that are recorded within sales, general and administrative expense in the Consolidated Statements of Operations. We determined that these software projects would not generate future cash flows through use or disposal to a third party and, as such, the fair value as of the respective reporting dates was $0.

	Year Ended December 31,
	2020	2019	2018
Depreciation expense	$2,629	$2,540	$2,320
Amortization expense	8,701	4,764	2,158
Impairment losses	188	—	19
The estimated future amortization of software is as follows as of the date indicated.

December 31, 2020
2021	$9,274
2022	6,653
2023	2,336
Total	$18,263

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
We contemporaneously settled the outstanding principal balance on the original term loan of $349.1 million with the issuance of the $400.0 million modified term loan. An original issuance discount of $1.0 million was reported in the Consolidated Balance Sheets as a direct deduction from the face amount of the modified term loan. Therefore, the gross proceeds of the modified term loan were $399.0 million. The proceeds from the modified term loan were primarily used to repay the outstanding principal balance on the original term loan and to pay $1.2 million of third party costs, including legal and debt arrangement costs, which were immediately expensed and recorded within sales, general and administrative expense in the Consolidated Statements of Operations on the modification date. The remaining $48.8 million of proceeds were used to provide for distributions to certain equity holders and a related party prior to the Company's IPO. With the exception of the payments to the related party, which are related party expenses, the payments were accounted for as distributions. See Note 11 for distribution and payment details.
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
An original issuance discount of $3.0 million was reported as a direct deduction from the face amount of the incremental term loan. Fees paid to the lender of $1.5 million were deferred as debt issuance costs over the remaining life of the term loan on the modification date. Therefore, the initial gross proceeds of the incremental

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

term loan were $70.5 million. The proceeds from the incremental term loan were used to pay third party costs, including legal fees, which were immediately expensed on the modification date. The remaining proceeds were used for general corporate purposes and to enhance the Company's overall liquidity position.
Key details of the term loan are as follows as of the dates indicated:

	December 31,
	2020	2019
Term loan, face value(1)	$463,625	$393,000
Unamortized debt discount(2)	(5,153)	(3,115)
Unamortized debt issuance costs(2)	(5,666)	(5,388)
Term loan	$452,806	$384,497
(1)The principal balance of the term loan is scheduled to be repaid on a quarterly basis at an amortization rate of 0.25% per quarter through December 31, 2024, with the balance due at maturity. For each of the next four years, principal repayments on the term loan are expected to be $4.8 million.
(2) For the years ended December 31, 2020 and 2019, debt discount of $962 thousand and $613 thousand, respectively, and debt issuance costs of $1.2 million and $1.1 million, respectively, were amortized into interest expense in the Consolidated Statements of Operations. Giving effect to the amortization of debt discount and debt issuance costs on the term loan, the effective interest rates were 5.66% and 5.95% during the years ended December 31, 2020 and 2019, respectively.
Revolving loan facility. Under the 2018 Amended Credit Agreement, the maturity date of the $100.0 million revolving loan facility was extended to March 29, 2023. Further, the interest margin applied to revolving loans that incur interest at a base rate was modified to 2.00% per annum and the margin applied to revolving loans that incur interest at an adjusted LIBOR rate was modified to 3.00% per annum. However, if our first lien net leverage ratio is equal to or above 1.50 to 1.00, these interest margins are raised to 2.25% and 3.25%, respectively. As of December 31, 2020, we had no borrowings under the revolving loan facility. Lastly, the Amended Credit Agreement provided for a $10.0 million letter of credit, which, to the extent drawn upon, would reduce the amount of availability under the revolving loan facility by the same amount. We did not draw on our available letter of credit as of December 31, 2020.
We are subject to a quarterly commitment fee based on the daily unused amount of the revolving loan facility, inclusive of the aggregate amount available to be drawn under letters of credit, of which $10.0 million was available, but unused, as of December 31, 2020. The quarterly commitment fee rate is 0.50% per annum when our first lien net leverage ratio is above 1.50 to 1.00, but is reduced to 0.375% for any quarterly period in which our first lien net leverage ratio is equal to or below 1.50 to 1.00. For the years ended December 31, 2020, 2019 and 2018, we recognized $482 thousand, $348 thousand and $411 thousand, respectively, of commitment fees within interest expense in the Consolidated Statements of Operations.
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
The Amended Credit Agreement also includes various negative covenants, including one that restricts GS Holdings from making non-tax distributions unless certain financial tests are met. In general, GS Holdings is restricted from making distributions unless (a) after giving effect to the distribution it would have, as of a measurement date, a total net leverage ratio of no more than 3.00 to 1.00, and (b) the source of such distributions is

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

retained excess cash flow, certain equity issuance proceeds and certain other sources. We were in compliance with all covenants, both financial and non-financial, as of December 31, 2020 and 2019.
The Amended Credit Agreement defines events of default, the breach of which could require early payment of all borrowings under, and termination of, the Amended Credit Agreement or similar actions. Any borrowings under the Amended Credit Agreement are unconditionally guaranteed by certain of our subsidiaries. Further, the lenders have a security interest in certain assets of GS Holdings and the other guarantors thereunder.
Interest Rate Swap
In June 2019, we entered into an interest rate swap agreement to hedge changes in cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan. This interest rate swap was designated for accounting purposes as a cash flow hedge. See Note 8 for additional derivative disclosures.
Warehouse Facility
In May 2020, the Warehouse SPV entered into a warehouse credit agreement with JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent, and the lenders party thereto from time to time ("Warehouse Facility Lenders") to establish an asset-backed revolving credit facility to finance purchases by the Warehouse SPV of participation interests in loans originated through the GreenSky program (the "Warehouse Facility"). The Warehouse Facility initially provided a revolving committed financing of $300.0 million, with an additional $200.0 million uncommitted accordion that was subsequently accessed in July 2020. The interest rate on the Class A loans under the Warehouse Facility is the applicable commercial paper conduit funding rate (or, if the Warehouse Facility Lenders do not fund their advances under the Warehouse Facility through commercial paper markets, 3-month LIBOR plus 0.50%) plus 2.50%. The revolving funding period was initially one year and the initial maturity date was May 10, 2022. Upon obtaining the financing commitment, the Warehouse SPV was required to pay to JPMorgan an upfront, nonrefundable fee ("upfront fees") equal to 0.15% of loan commitments. The Warehouse SPV paid upfront fees of $450 thousand in conjunction with the closing of the Warehouse Facility in May 2020.
Following the three month anniversary of the closing date, the Company became subject to a daily unused fee based on a percentage of the total committed financing that remains unused. The unused fee rate is 0.50% per annum when the aggregate loan principal balance is greater than or equal to 50% of the commitments, and 1.00% if the aggregate loan principal balance is less than 50% of the commitments. The Warehouse SPV paid various other legal and banking fees associated with obtaining the financing, including upfront fees, of approximately $1.0 million which were deferred over the life of the Warehouse Facility.
Amended Warehouse Facility
On December 18, 2020, the Warehouse Facility was amended ("Amended Warehouse Facility") to increase the amount of the Warehouse Facility’s revolving commitment from $300.0 million to $555.0 million, including $500.0 million under the Class A commitment and $55.0 million under the Class B commitment. The Amended Warehouse Facility established terms for the Class B commitment, including the advance rate for the Class B loans and an interest rate on the Class B loans under the Warehouse Facility equal to a fixed spread over 1-month LIBOR; and extended the commitment termination date from May 10, 2021 to December 17, 2021 and the maturity date from May 10, 2022 to December 17, 2023. The Amended Warehouse Facility also established an unused fee for Class B commitments at 0.50% per annum when the Class B aggregate loan principal balance is greater than or equal to 66.67% of the Class B commitments, 1.00% per annum when the Class B aggregate loan principal balance is less than 66.67% but greater than or equal to 33.34% of the Class B commitments, or 2.00% per annum when the Class B aggregate loan principal balance is less than 33.34% of the Class B commitments. The Warehouse SPV paid various other legal and banking fees in December 2020 associated with the Amended Warehouse Facility, including upfront fees, of approximately $1.6 million which were deferred over the remaining life of the Warehouse Facility.
As of December 31, 2020, the outstanding balance on the Warehouse Facility was $502.8 million. The Warehouse Facility is secured by the loan participations held by the Warehouse SPV, and Warehouse Facility

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Lenders do not have direct recourse to the Company for any loans made under the Warehouse Facility. During the year ended December 31, 2020, we amortized $358 thousand of the fees into cost of revenue in the Consolidated Statements of Operations.
The Warehouse SPV's ability to utilize the Warehouse Facility is subject to the Warehouse SPV's compliance with various covenants and other requirements of the warehouse credit agreement, including that the Warehouse SPV enter into a 3-month LIBOR interest rate cap with a third-party with a strike rate of 2.5%. In January 2021, the Warehouse SPV entered into a $555.0 million notional amortizing interest rate cap agreement to meet covenant provisions per the Amended Warehouse Facility. The failure to comply with such requirements may result in events of default, the accelerated repayment of amounts owed under the Warehouse Facility (often referred to as an early amortization event), a decrease in the borrowing base advance rate, an increase in the interest payable on the loans and/or the termination of the Warehouse Facility. As of December 31, 2020, the Warehouse SPV was in compliance with these covenants.
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
As of December 31, 2020, we had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk.

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
As part of the Facility Bank Partner Agreements, the Company has certain sales facilitation obligations that qualify as embedded derivatives and are not designated as hedges for accounting purposes. As such, changes in their fair value are recorded within cost of revenue in the Consolidated Statements of Operations. See Note 3 for additional information on sales facilitation obligations.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Derivative Instruments on our Consolidated Financial Statements
The following table presents the fair values and Consolidated Balance Sheets locations of our derivative instruments as of the dates indicated.

		December 31,
	Balance Sheet Location	2020	2019
Designated as cash flow hedges
Interest rate swap	Other liabilities	$14,182	$2,763
Not designated as hedges
FCR liability	Finance charge reversal liability	$185,134	$206,035
Sales facilitation obligations	Other liabilities	10,655	—
The following table presents the impacts of our derivative instruments on our Consolidated Statements of Operations for the periods indicated.

	Year Ended December 31,
	2020	2019	2018
Designated as cash flow hedges
Interest rate swap – gain (loss) reclassified into interest expense	$(4,057)	$441	$—
Interest rate swap – gain (loss) reclassified into income tax expense	385	(38)	—
Not designated as hedges
FCR liability – change in fair value recorded in cost of revenue	$147,018	$170,368	$96,878
Sales facilitation obligations - change in fair value recorded in cost of revenue	10,655	—	—
Our derivative instrument activities are included within operating cash flows in our Consolidated Statements of Cash Flows.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the components of accumulated other comprehensive income (loss) associated with our cash flow hedge, which exclude amounts pertaining to noncontrolling interests, for the years indicated. There was no accumulated other comprehensive income (loss) activity during the year ended December 31, 2018.

	December 31,
Cash Flow Hedge	2020	2019
Accumulated other comprehensive income (loss), beginning balance	$(756)	$—
Other comprehensive income (loss) before reclassifications and tax	(6,324)	(841)
Tax (expense) benefit	1,540	279
Other comprehensive income (loss) before reclassifications, net of tax	(4,784)	(562)
Reclassifications out of accumulated other comprehensive income (loss), net of tax(1)	1,200	(194)
Net (increase) decrease in other comprehensive loss	(3,584)	(756)
Accumulated other comprehensive income (loss), ending balance	$(4,340)	$(756)
(1)Net of tax benefit (expense) of $385 thousand and $(38) thousand during the years ended December 31, 2020 and 2019, respectively.
Based on the current interest rate environment, the Company estimates that approximately $5.9 million of net unrealized losses reported in accumulated other comprehensive income (loss) for the year ended December 31, 2020 will be reclassified into earnings within the next twelve months.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 9. Other Assets and Liabilities
The following table details the components of other assets in the Consolidated Balance Sheets as of the dates indicated.

	December 31,
	2020	2019
Servicing assets(1)	$30,804	$30,459
Right-of-use assets(2)	8,265	11,268
Prepaid expenses	8,860	6,609
Related party receivables	88	156
Other receivables and assets	4,626	2,146
Other assets	$52,643	$50,638
(1)We elected the fair value method to account for our servicing assets. Refer to Note 3 for additional information.
(2)Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term. Refer to Note 14 for additional information on our ROU assets.

During 2020, we completed the implementation of a new cloud computing arrangement service which is categorized as a hosting arrangement that is a service contract according to ASU 2018-15. Capitalized implementation costs of $1.2 million are included within other assets in the Consolidated Balance Sheets, the same line item as amounts prepaid for the hosting arrangement. Capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement and included within sales, general and administrative expenses in the Consolidated Statements of Operations, the same line item as fees for the associated hosted service.
The following table details the components of other liabilities in the Consolidated Balance Sheets as of the dates indicated.

	December 31,
	2020	2019
Transaction processing liabilities	$30,169	$24,465
Servicing liabilities(1)	1,984	3,796
Distributions payable	3,136	5,978
Interest rate swap(2)	14,182	2,763
Tax related liabilities(3)	691	873
Deferred lease liabilities	10,107	13,884
Accruals and other liabilities	10,245	9,442
Sales facilitation obligations	10,655	—
Other liabilities	$81,169	$61,201
(1)We elected the fair value method to account for our servicing liabilities. Refer to Note 3 for additional information.
(2)Refer to Note 3 and Note 8 for additional information on our interest rate swap, which was in a liability position as of December 31, 2020 and 2019, respectively.
(3)Tax related liabilities primarily include certain taxes payable related to the Reorganization Transactions.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 10. Noncontrolling Interests
GreenSky, Inc. is the sole managing member of GS Holdings and consolidates the financial results of GS Holdings. Therefore, the Company reports a noncontrolling interest based on the common units of GS Holdings held by the Continuing LLC Members. Changes in GreenSky, Inc.’s ownership interest in GS Holdings, while GreenSky, Inc. retains its controlling interest in GS Holdings, are accounted for as equity transactions. As such, future redemptions or direct exchanges of Holdco Units by the Continuing LLC Members (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Consolidated Financial Statements representing the GS Holdings interests held by Continuing LLC Members. During the years ended December 31, 2020 and 2019, GreenSky, Inc. had a weighted average ownership interest in GS Holdings of 38.3% and 34.6%, respectively.
In connection with the Reorganization Transactions and IPO, GreenSky, Inc. issued 128,983,353 shares of Class B common stock to the Continuing LLC Members. Subsequent to the Reorganization Transactions and IPO during the year ended December 31, 2018, an aggregate of 277,059 Holdco Units were exchanged by the Continuing LLC Members (with automatic cancellation of Class B common stock) for 277,059 newly-issued shares of Class A common stock, increasing our total ownership interest in GS Holdings to 30.0% as of December 31, 2018.
As of December 31, 2020 and 2019, GreenSky, Inc. had 76,734,106 and 66,424,838 shares, respectively, of Class A common stock outstanding, which resulted in an equivalent amount of ownership of Holdco Units. During the year ended December 31, 2020 and 2019, an aggregate of 7,304,310 and 15,910,785, respectively, Holdco Units were exchanged by the Continuing LLC Members (with automatic cancellation of Class B common stock) for 7,304,310 and 15,730,379, respectively, newly-issued shares of Class A common stock, increasing our total ownership interest in GS Holdings to 42.0% and 36.9%, respectively, as of December 31, 2020 and 2019.
Note 11. Stockholders Equity (Deficit)
Historical information prior to the Reorganization Transactions has been restated below to account for a 10 to 1 stock split that occurred immediately prior to the IPO in connection with the Reorganization Transactions.
Treasury Stock
During 2018, our Board of Directors authorized the repurchase of up to $150 million of the Company's Class A common stock. Under the repurchase program, repurchases were made at management's discretion from time to time on the open market or through privately negotiated transactions. The repurchased shares are held in a treasury account using the cost method. The repurchase program was terminated in 2019.
Our treasury account also includes Class A common stock related to restricted stock awards that were forfeited by the award recipient. The Company does not pay any consideration to reacquire these shares. See Note 12 for further discussion of our restricted stock awards.
As of December 31, 2020, there were 14,583,119 shares of Class A common stock held in treasury, including: (i) purchases of 13,425,688 shares of Class A common stock at a cost of $146.1 million, (ii) 919,978 shares associated with forfeited restricted stock awards, and (iii) 237,453 shares associated with tax withholdings upon vesting of restricted stock awards. Upon reissuance of any treasury shares, the Company uses a first-in, first-out approach. There were no reissuances of treasury shares during the years ended December 31, 2020, 2019 and 2018.

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

	Year Ended December 31,			Remaining Reserved Payment(1)
(in thousands)	2020	2019	2018
Non-tax distributions previously declared and paid upon vesting
Credit Agreement Distributions(2)
Distributions	$1,927	$2,787	$50,735	$2,064
Related party payments	—	570	1,102	—
Special Operating Distributions(3)
Distributions	914	1,304	25,536	1,072
Related party payments	—	258	1,027	—
Tax distributions	48,200	18,549	63,701	N/A
Total	$51,041	$23,468	$142,101	$3,136
(1)As of December 31, 2020, all remaining portions of the non-tax distributions were recorded within other liabilities in the Consolidated Balance Sheets.
(2)See Note 7 for discussion of distributions using the proceeds from our borrowings, a portion of which were declared to related parties, for which no payments were made during the year ended December 31, 2020 and for which all payments were satisfied as of December 31, 2019.
(3)In May 2018, we declared a special operating distribution of $26.2 million, a portion of which was declared to a related party, for which no payments were made during the year ended December 31, 2020 and for which all payments were satisfied as of December 31, 2019.

Note 12. Share-Based Compensation
We maintain the 2018 Omnibus Incentive Compensation Plan (the "2018 Plan"), which was adopted in April 2018. The Company reserved a total of 24.0 million shares of Class A common stock for issuance pursuant to the 2018 Plan. As of December 31, 2020, 15.5 million shares of the Company's common stock remained available for future issuance under the 2018 Plan. The Company has the following types of share-based compensation awards outstanding as of December 31, 2020: Class A common stock options, unvested Holdco Units and unvested Class A common stock awards.
Historical information prior to the Reorganization Transactions has been restated below to account for a 10 to 1 stock split that occurred immediately prior to the IPO in connection with the Reorganization Transactions.
We recorded share-based compensation expense for the years ended December 31, 2020, 2019 and 2018 of $14.9 million, $13.8 million and $6.0 million, respectively, which is included within compensation and benefits expense in the Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Class A Common Stock Options
Class A common stock options ("Options") granted by the Company are time-vested awards that vest ratably over a period of three to five years of continued employee or non-employee service. The contractual term of Options is ten years from the grant date. Options are not subject to post-vesting restrictions. Upon the exercise of Options, the Company issues new shares of Class A common stock.
On October 1, 2015, certain GS Holdings Class A unit options were capped ("Capped Options") and an equivalent number of profits interests were issued with a threshold value of $7.60 per unit, which represented the fair value of the GS Holdings Class A units as of that date. Capped Options and their related profits interest awards were aggregated to count as one unit against the legacy GS Holdings equity incentive plan authorization limit.
As part of the Reorganization Transactions, outstanding options to acquire Class A units of GS Holdings (including Capped Options) were equitably adjusted to become exercisable for shares of Class A common stock, which remain subject to the same vesting requirements of the original GS Holdings Class A unit options ("Class A Unit Options"). We evaluated this modification in accordance with ASC 718, Compensation – Stock compensation, and determined that it did not require modification accounting. This modification affected 145 employees and former employees and four non-employees.
Option activity was as follows during the periods indicated:

	Year Ended December 31,
	2020		2019	2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Number of Options
Outstanding at beginning of period	4,181,909	$11.36	8,053,292	9,821,890
Granted prior to Reorganization Transactions and IPO(1)	N/A	N/A	N/A	340,000
Exercised prior to Reorganization Transactions and IPO(2)(3)	N/A	N/A	N/A	(270,000)
Forfeited prior to Reorganization Transactions and IPO	N/A	N/A	N/A	(260,000)
Effect of Reorganization Transactions and IPO	N/A	N/A	N/A	(186,772)
Granted after Reorganization Transactions and IPO(1)	1,134,644	3.74	1,610,407	1,114,029
Exercised after Reorganization Transactions and IPO(2)(3)	(539,880)	1.97	(5,192,471)	(2,171,284)
Forfeited after Reorganization Transactions and IPO	(725,043)	14.28	(258,819)	(321,506)
Expired after Reorganization Transactions and IPO(4)	(188,704)	15.11	(30,500)	(13,065)
Outstanding at end of period(5)	3,862,926	$9.70	4,181,909	8,053,292
Exercisable at end of period(5)(6)	1,362,613	$10.50	1,262,998	5,364,233
(1)Weighted average grant date fair value of Options granted during the years ended December 31, 2020, 2019 and 2018 was $1.73, $3.38 and $6.06, respectively.
(2)The total intrinsic value of Options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, during the years ended December 31, 2020, 2019 and 2018 was $1.4 million, $27.7 million and $15.4 million, respectively.
(3)Non-employee directors paid $470 thousand to the Company during the year ended December 31, 2020 to exercise Options, which resulted in the issuance of 434,880 shares of Class A common stock. In addition, during this period, Options exercisable for 105,000 shares of Class A common stock were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 15,051 shares of Class A common stock and for which the Company paid withholding taxes of $73 thousand. No amounts were paid by employees to the Company to exercise Options for the year ended December 31, 2020.
Employees paid $307 thousand to the Company during the year ended December 31, 2019 to exercise Options, which resulted in the issuance of 37,497 shares of Class A common stock. In addition, during this period, Options exercisable for 5,154,964 shares of Class A common stock were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 2,236,095 shares of Class A common stock and for which the Company paid withholding taxes of $12.4 million during the year ended December 31, 2019.
Employees paid $398 thousand to the Company during the year ended December 31, 2018 to exercise GS Holdings Options, which resulted in the issuance of 30,516 Holdco Units. In addition, during this period, Options exercisable for 2,372,936 shares of Class A

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

common stock were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 38,637 Holdco Units prior to the Reorganization Transactions and IPO and the issuance of 1,027,377 shares of Class A common stock subsequent to the Reorganization Transactions and IPO. The Company paid withholding taxes of $5.4 million during the year ended December 31, 2018 related to cashless Option exercises, inclusive of exercises both prior and subsequent to the Reorganization Transactions and IPO. The Company recognized a tax benefit of $111 thousand, $2.9 million and $867 thousand during the years ended December 31, 2020, 2019 and 2018, respectively, related to Options exercised.
(4)Expired Options represent vested, underwater Options that were not exercised by terminated employees within 30 days from the employment termination date, as stipulated in the Option award agreements.
(5)The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of the date indicated:

December 31, 2020
Aggregate intrinsic value (in thousands)
Options outstanding	$965
Options exercisable	$77
Weighted average remaining term (in years)
Options outstanding	7.7
Options exercisable	6.2
(6)The total fair value, based on grant date fair value, of Options that vested during the years ended December 31, 2020, 2019 and 2018 was $2.8 million, $2.6 million and $1.2 million, respectively.
Compensation expense related to Options is measured based on their grant date fair values. We use a Black-Scholes options pricing model to determine the grant date fair value of Options.
The following inputs and assumptions were used to value the Options as of the grant dates for the years indicated:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.46 – 0.48%	1.50 – 2.50%	2.77 – 3.06%
Expected volatility(1)	48.28 – 48.50%	22.45 – 24.40%	23.10 – 25.70%
Expected dividend yield(2)	—%	—%	—%
Expected term (in months)(3)	75	75	75 - 78
Fair value of Options	$1.72 – $1.90	$1.77 – $3.78	$2.95 – $7.14
(1)In 2020, we estimated volatility based on historical volatility rates of GreenSky and a peer group of public payment processing companies over a period that approximates the expected term. Prior to 2020, we estimated volatility based on historical volatility rates of a peer group of public companies over a period that approximates the expected term.
(2)We assumed a dividend yield of zero as we have no plans to declare dividends for the foreseeable future.
(3)We determined the expected term as the midpoint between the scheduled vesting and expiration dates of the awards. We used the simplified method primarily due to having insufficient historical Option exercise experience upon which to reasonably estimate an expected term.
At December 31, 2020, unrecognized compensation costs related to unvested Options totaled $6.0 million, which will be recognized over a weighted average remaining requisite service period of 2.7 years.
Profits Interests
In 2015, we began to award profits interests to certain employees and non-employee directors. Profits interests were assigned a threshold value on the date of grant, which was generally equivalent to the fair value of GSLLC (and subsequently GS Holdings) Class A units at the time of grant. The profits interests issued on October 1, 2015 were modifications of previously issued Class A Unit Options. The Class A Unit Options remained outstanding, but were capped at a liquidation value of $7.60 per unit, meaning that the maximum proceeds received by Class A Unit Option holders at liquidation was limited to the difference between $7.60 per unit and the Class A Unit Option strike price. We evaluated this modification in accordance with ASC 718, Compensation – Stock

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

compensation, and determined that there was no incremental share-based compensation expense to recognize as a result of this modification. There were 41 employees and two non-employees affected by the modification. Profits interests granted by the Company were time-vested awards that either vested ratably over a period of four and a half to five years of continued employee service or cliff vested at the end of a period of five years of continued employee service. Profits interests were not subject to post-vesting restrictions.
As part of the Reorganization Transactions, profits interests were converted into Holdco Units, which remain subject to the same service vesting requirements as the original profits interests. There were 65 employees and former employees and three non-employees affected by the modification. Given the conversion of all outstanding profits interests in connection with the Reorganization Transactions, there was no profits interests activity during the years ended December 31, 2020 or 2019. Refer to Note 1 for a detailed discussion of the Reorganization Transactions.
Profits interests activity was as follows during the years indicated:

	Year Ended December 31,
	2020	2019	2018
	Number of Profits Interests	Number of Profits Interests	Number of Profits Interests
Outstanding at beginning of period	N/A	N/A	14,061,530
Granted prior to Reorganization Transactions and IPO(1)	N/A	N/A	2,920,000
Forfeited prior to Reorganization Transactions and IPO	N/A	N/A	(800,000)
Effect of Reorganization Transactions and IPO	N/A	N/A	(16,181,530)
Outstanding at end of period(2)	N/A	N/A	—
(1)Weighted average grant date fair value of profits interests granted during the year ended December 31, 2018 was $4.47. No profits interests were granted during the years ended December 31, 2020 and 2019.
(2)The total fair value based on grant date fair value of profits interests that vested was $371 thousand during the year ended December 31, 2018. No profits interests vested during the years ended December 31, 2020 and 2019.
Compensation expense related to profits interests was measured based on the grant date fair value of the profits interests. We used a Black-Scholes options pricing model to determine the grant date fair value of profits interests.
The following inputs and assumptions were used to value the profits interests (limited to profits interests without an associated Capped Option) as of the grant date during the years indicated.

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	N/A	N/A	2.60 – 2.63%
Expected volatility(1)	N/A	N/A	25.70%
Expected dividend yield(2)	N/A	N/A	—%
Expected term (in months)(3)	N/A	N/A	54 – 60
Fair value of profits interests	N/A	N/A	$3.92 – $5.91
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
Unvested Holdco Units activity was as follows during the years indicated:

	Year Ended December 31, 2020		Year Ended December 31, 2019	Year Ended December 31, 2018
	Number of Holdco Units	Weighted Average Grant Date Fair Value	Number of Holdco Units	Number of Holdco Units
Unvested at beginning of period	1,112,607	$23.00	2,514,856	—
Effect of Reorganization Transactions and IPO	N/A	N/A	N/A	3,172,843
Forfeited	(47,783)	23.00	(301,735)	(156,739)
Vested(1)	(575,338)	23.00	(1,100,514)	(501,248)
Unvested at end of period	489,486	$23.00	1,112,607	2,514,856
(1)The total fair value, based on grant date fair value, of previously unvested Holdco Units that vested during the years ended December 31, 2020, 2019 and 2018 was $13.2 million, $25.3 million and $11.5 million, respectively.
During the years ended December 31, 2020, 2019 and 2018, 185,227 and 655,334 and 277,059, respectively, vested Holdco Units were exchanged (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis. At December 31, 2020, 4,000,617 vested Holdco Units were eligible for exchange for shares of our Class A common stock.
At December 31, 2020, unrecognized compensation costs related to unvested Holdco Unit awards totaled $3.3 million, which will be recognized over a weighted average remaining requisite service period of 1.7 years.
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
Subsequent to the Reorganization Transactions and IPO, we granted restricted stock awards in the form of unvested Class A common stock to certain employees that vest ratably over three or four years based on continued employment at the Company and to certain non-employee directors that vest one year from grant date based on continued service on the Board of Directors ("Board"). For these awards, compensation expense is measured based on the closing stock price of the Company's Class A common stock on the date of grant, and the total value of the awards is expensed ratably over the requisite service period.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Unvested Class A common stock activity was as follows during the years indicated:

	Year Ended December 31, 2020		Year Ended December 31, 2019	Year Ended December 31, 2018
	Class A common stock	Weighted Average Grant Date Fair Value	Class A common stock	Class A common stock
Unvested at beginning of period	2,999,343	$11.53	454,561	—
Effect of Reorganization Transactions and IPO	N/A	N/A	N/A	255,904
Granted(1)	3,473,245	3.96	2,887,905	234,829
Forfeited(2)	(697,383)	9.06	(210,845)	(11,750)
Vested(3)	(818,283)	11.81	(132,278)	(24,422)
Unvested at end of period	4,956,922	$6.53	2,999,343	454,561
(1)Weighted average grant date fair value of restricted stock awards granted during the year ended December 31, 2020, 2019 and 2018 was $3.96, $10.90 and $15.37, respectively.
(2)Forfeited shares of unvested Class A common stock associated with restricted stock awards are held in our treasury stock account. Refer to Note 11 for additional information on our treasury stock.
(3)The total fair value, based on grant date fair value, of previously unvested Class A common stock that vested during the years ended December 31, 2020, 2019 and 2018 was $9.7 million, $2.6 million and $562 thousand, respectively.
At December 31, 2020, unrecognized compensation costs related to unvested Class A common stock totaled $24.9 million, which will be recognized over a weighted average remaining requisite service period of 3.0 years.
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
The Company's income before income tax expense of $30.3 million, $88.8 million and $133.5 million during the years ended December 31, 2020, 2019 and 2018, respectively, consisted entirely of income earned in the United States.
Components of income tax expense consisted of the following for the years indicated:

	Year Ended December 31,
	2020	2019	2018
Current income tax expense (benefit):
Federal	$3	$5	$4
State	9	10	5
Deferred income tax expense (benefit):
Federal	2,963	4,206	4,860
State	(1,378)	(11,346)	665
Income tax expense (benefit)	$1,597	$(7,125)	$5,534

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

A reconciliation of the United States statutory income tax rate to the Company's effective income tax rate is as follows for the years indicated:

	Year Ended December 31,
	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	21.0%
Income attributable to noncontrolling interests and nontaxable income	(13.0)	(15.2)	(16.3)
State income taxes, net of federal benefit	1.1	0.6	0.4
State rate change impact on deferred taxes	(5.7)	(13.0)	—
Remeasurement of liability under tax receivable agreement	1.1	2.3	—
Excess tax benefits related to share-based compensation	0.9	(3.3)	—
Other	(0.1)	(0.4)	(1.0)
Effective income tax rate	5.3%	(8.0)%	4.1%
The Company’s effective tax rate was 5.3% in 2020, in comparison to the U.S. statutory tax rate in 2020 of 21.0%. The comparison of our effective tax rate to the U.S. statutory tax rate was primarily influenced by the fact that the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to the noncontrolling interests. Further, the comparison includes the effects of warrant and share-based compensation deductions, the effect of remeasuring net deferred tax assets for state tax rate changes, and the removal of the pre-tax loss associated with remeasurement of the tax receivable agreement liability.
Details of the Company’s deferred tax assets and liabilities are as follows as of the dates indicated:

	December 31,
	2020	2019
Deferred tax assets:
Investment in partnership	$366,889	$358,024
Net operating loss carryforwards and tax credits	19,622	5,160
Other	1,440	1,657
Total	387,951	364,841
Valuation allowance	—	—
Total deferred tax assets	387,951	364,841
Total deferred tax liabilities	—	—
Deferred tax assets, net	$387,951	$364,841
As of December 31, 2020, the Company had federal and state (net of federal benefit) net operating loss carryforwards (“NOLs”) of $18.5 million, of which approximately $16.3 million have an indefinite life. NOLs of $2.2 million will begin to expire in 2030. As of December 31, 2020, the Company had federal and state tax credit carryforwards, inclusive of uncertain tax positions, of $490 thousand and $583 thousand, respectively, which will begin to expire in 2028 and 2038, respectively. The Company believes as of December 31, 2020, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the NOLs and tax credits and, as such, no valuation allowance was recorded.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows for the years indicated.

	Year Ended December 31,
	2020	2019
Beginning balance	$54	$3,377
Increase related to current year tax positions	44	53
Decrease related to current year tax positions	—	(3,376)
Ending balance	$98	$54
As of December 31, 2020 and 2019, the total liability related to uncertain tax positions was $98 thousand and $54 thousand, respectively. If recognized, $98 thousand of the amount of unrecognized tax benefits would impact our effective tax rate. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were immaterial as of December 31, 2020 and 2019, and therefore did not impact the effective income tax rate.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2020, the Company’s federal income tax returns for the years 2017 through 2019 and state and local tax returns for the years 2016 through 2019 remain open and are subject to examination. Currently, no tax authorities are auditing any of the Company’s income tax matters.
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
As a result of the Reorganization Transactions, the IPO and subsequent exchanges of Class B common stock for Class A common stock, during the years ended December 31, 2020 and 2019, the Company recognized deferred tax assets in the amount of $11.9 million and $55.2 million, respectively, and corresponding tax receivable agreement liabilities of $10.1 million and $46.9 million, respectively, representing approximately 85% of the tax benefits due to beneficiaries of the TRA. The offset to the initial entries recorded in connection with exchanges in each year was to additional paid-in capital in the Consolidated Statements of Equity (Deficit). During the years ended December 31, 2020 and 2019, there was a $1.6 million and $11.5 million increase, respectively, in deferred tax assets due to various state tax law changes and filing in certain states for the first time, with a corresponding $1.6 million and $11.5 million tax benefit, respectively. Because of the state tax rate changes, the TRA liability

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

increased by $1.4 million and $9.8 million, respectively, with a corresponding adjustment to other gains (losses), net in the Consolidated Statements of Operations.
As of December 31, 2020 and 2019, the Company had a liability of $310.4 million and $311.7 million, respectively, related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Consolidated Balance Sheets. During the years ended December 31, 2020 and 2019, we made payments, inclusive of interest, of $12.8 million and $4.7 million, respectively, to members of GS Holdings pursuant to the TRA. Within the next twelve months, we expect such payments to total $4.1 million.
Note 14. Commitments, Contingencies and Guarantees
Commitments
Leases
As discussed in Note 1, we adopted the provisions of ASU 2016-02 as of January 1, 2019. Periods subsequent to this adoption date are presented and disclosed in accordance with ASC 842, Leases, while comparative periods continue to be presented and disclosed in accordance with legacy guidance in ASC 840, Leases.
In accordance with ASC 842, Leases, we determine if an arrangement is or contains a lease at inception of the contract. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We primarily lease our premises under multi-year, non-cancelable operating leases. Operating leases are included in other assets and other liabilities in our Consolidated Balance Sheets. As of December 31, 2020 and 2019, we did not have any finance leases.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The operating lease ROU assets are increased by any prepaid lease payments and are reduced by any unamortized lease incentives. While our lease terms may include options to extend or terminate the leases, it is not reasonably certain that we will exercise such options. Base rent is typically subject to rent escalations on each annual anniversary from the lease commencement dates. Lease expense for lease payments, including any step rent provisions specified in the lease agreements, is recognized on a straight-line basis over the lease term and is included within property, office and technology and related party expenses in the Consolidated Statements of Operations. Operating lease cost associated with our ROU assets and lease liabilities was $4.2 million, $3.8 million, and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 15 for additional information regarding office space leased from a related party.
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
As of December 31, 2020, we did not have any operating leases that had not yet commenced.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Supplemental cash flow and noncash information related to our operating leases were as follows for the years indicated.

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$4,765	$4,241
Noncash operating lease ROU assets obtained in exchange for operating lease liabilities
Resulting from our adoption of ASU 2016-02	$—	$11,279
Resulting from new or modified leases	9	2,975
Supplemental balance sheet information related to our operating leases was as follows as of the dates indicated.

	December 31,
	2020	2019
Operating lease ROU assets	$8,265	$11,268
Operating lease liabilities	10,107	13,884
Weighted average remaining lease term (in years)	2.4	3.3
Weighted average discount rate	5.8%	5.7%
The following is a reconciliation of the total undiscounted cash flows to the operating lease liabilities in the Consolidated Balance Sheets in accordance with ASC 842:

December 31, 2020
2021	$4,897
2022	3,706
2023	1,501
2024	810
2025	—
Thereafter	—
Total lease payments	$10,914
Less: imputed interest	(807)
Operating lease liabilities	$10,107
Covenants
Our transaction processor and some Bank Partners impose financial covenants upon our wholly owned subsidiary, GSLLC. As of December 31, 2020 and 2019, GSLLC was in compliance with all financial covenants. In addition, the agreements entered into as part of our loan participation sales with institutional investors and financial institutions impose financial covenants upon the Company. As of December 31, 2020, the Company was in compliance with the financial covenant provisions in those agreements. See Note 7 for discussion of financial and non-financial covenants associated with our borrowings.
Other Commitments
As of December 31, 2020 and 2019, the outstanding open and unused line of credit on approved loan receivables held for sale was $99.9 million and $4.9 million, respectively. We did not record a provision for these unfunded commitments, but believe we have adequate cash on hand to fund these commitments.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

For certain Bank Partners, we maintain a restricted cash balance based on a contractual percentage of the total interest billed on outstanding deferred interest loans that are within the promotional period less previous FCR on such outstanding loans. As of December 31, 2020 and 2019, restricted cash in the Consolidated Balance Sheets includes $84.6 million and $75.0 million, respectively, associated with these arrangements.
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
Further, from time to time, we place Bank Partner loans on non-accrual and non-payment status (“Pended Status”) while we investigate consumer loan balance inquiries, which may arise from disputed charges related to work performed by third-party merchants. As of December 31, 2020, Bank Partner loan balances in Pended Status were $11.2 million. While it is management’s expectation that most of these loan balance inquiries will be resolved without incident, in certain instances we may determine that it is appropriate for the Company to permanently reverse the loan balance and assume the economic responsibility for the loan balance itself. We record a liability for these instances. As of December 31, 2020, our liability for potential Pended Status future losses was $3.8 million.
Legal Proceedings
IPO Litigation. The Company, together with certain of its officers and directors and one of its former directors (the “Individual Defendants”) and certain underwriters of the Company’s IPO, were named in six putative class actions filed in the Supreme Court of the State of New York, all of which actions have been consolidated (In Re: GreenSky, Inc. Securities Litigation (Consolidated Action), Index No. 655626/2018 (N.Y. Sup. Ct.) (the “State Case”)), and in two putative class actions filed in the United States District Court for the Southern District of New York (the "District Court"), both of which actions also have been consolidated (In Re: GreenSky, Inc. Securities Litigation (Consolidated Action), Case No. 1:2018-cv-11071-AKH (S.D.N.Y.) (the “Federal Case” and, together with the State Case, the “Consolidated Cases”)). The plaintiffs in the Consolidated Cases generally assert on behalf of certain purchasers in the IPO claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933.
The Company and Individual Defendants (together with the other defendants) filed motions to dismiss in each of the Consolidated Cases. The District Court denied the motion to dismiss the Federal Case, and discovery in the Federal Case is ongoing. On June 1, 2020, the District Court certified a class of stockholders who purchased GreenSky Class A common stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with the IPO.
On April 22, 2020, the Supreme Court of the State of New York dismissed the State Case in its entirety and without leave to amend. On August 13, 2020, the plaintiffs filed a notice of appeal of the court's order.
The Company and the Individual Defendants intend to defend themselves vigorously in all respects in connection with the Consolidated Cases. Under certain circumstances, the Company may be obligated to indemnify some or all of the other defendants in the Consolidated Cases. The Company is unable to estimate the amount of reasonably possible losses it may incur with respect to the Consolidated Cases. Moreover, the Company has not determined that the likelihood of loss is probable. Therefore, the Company has not recorded any liability as of December 31, 2020 with respect to the Federal Case or the State Case.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Regulatory matter. We have, from time to time in the normal course of our business, received or are subject to, inquiries or investigations by regulators regarding the GreenSky program, including the origination and servicing of consumer loans, practices by merchants or other third parties, and licensing and registration requirements. In connection with one of these matters, the staff of the CFPB has informed us that, unless the parties are able to reach a settlement, the CFPB intends to bring an enforcement action against us relating to certain of our policies, procedures and processes, including loan origination processes. We believe that it is in our best interest to determine whether this matter can be resolved on terms acceptable to us and are actively engaged in settlement discussions with the staff. We have recorded an estimated liability in connection with this matter in accordance with ASC 450-20, Contingencies: Loss Contingencies, as of December 31, 2020, based on settlement discussions to date, and the amount is not material to our financial condition. While it is reasonably possible that the outcome of this matter, which could result in injunctive action, a civil monetary penalty and customer remediation, could have a material adverse effect on our financial statements, we cannot reasonably estimate a range of loss beyond the estimated liability recorded.
We are also involved in a number of other proceedings concerning matters arising in connection with the ordinary conduct of our business. While the ultimate outcome of such matters cannot be determined, we do not believe that the resolution of the above matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
With respect to all legal proceedings, it is our policy to recognize legal fees as they are incurred as a sales, general and administrative expense in our Consolidated Statements of Operations.
Financial Guarantees
As of December 31, 2020, the contingent aspect of our financial guarantee was measured under ASC 326, Financial Instruments – Credit Losses, which requires us to estimate expected credit losses, and the impact of those estimates on our required payments under the financial guarantee arrangement, for loans within our Bank Partner portfolios that are either funded or approved for funding at the measurement date, but precludes us from including future loan originations by our Bank Partners. Consistent with the modeling of loan losses for any consumer loan portfolio assumed to go into "run-off," our recognized financial guarantee liability under this model represents a significant portion of the contractual escrow that we establish with each Bank Partner. Typically, changes in the estimated financial guarantee liability as measured under ASC 326 are driven primarily by new Bank Partner loans that are facilitated on our platform during the period and thereby increase the contractual escrow balance and, to a lesser degree, by changes in underlying assumptions.
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
Credit losses: We use lifetime historical credit loss experience for each loan plan comprising a Bank Partner's loan portfolio as a basis for estimating future credit losses. In assessing the current conditions and forecasts of future conditions as of December 31, 2020, we primarily considered the current and expected economic impacts of the COVID-19 pandemic on the macroeconomic environment, including the increase in unemployment and various mandatory state and local stay-at-home orders, as well as initiatives undertaken by the Company to mitigate credit losses, such as the emphasis on our Bank Partners' super-prime promotional loan programs with our merchants and offering loan deferral options to GreenSky program borrowers. Based on this assessment, we

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

adjusted for an increase to our historical credit loss experience beginning in the second half of 2020 through mid-2021. All other factors remaining constant, higher credit losses reduce our incentive payments and thereby increase our risk of loss for escrow usage. Generally, higher credit losses earlier in the forecast period expose us to greater risk of loss under our financial guarantee arrangements, as the contractual escrow balance is highest early in the forecast period in conjunction with the outstanding portfolio balance in a "run-off" scenario.
As of December 31, 2020, the estimated value of the escrow financial guarantee was $131.9 million relative to our $173.2 million contractual escrow that was included in our restricted cash balance as of December 31, 2020. Subsequent to our adoption of ASU 2016-13 on January 1, 2020, we recognized financial guarantee expense of $5.0 million, which was recognized in the Consolidated Financial Statements. Refer to Note 1 for additional discussion of our accounting for financial guarantees.
The estimated contingent value of the financial guarantee of $16.7 million as of December 31, 2019 was measured in accordance with legacy guidance in ASC 450 and represented the amount of payments to Bank Partners from the escrow accounts that were expected to be probable of occurring based on then-current Bank Partner portfolio composition.
Note 15. Related Party Transactions
Lease
We lease office space from a related party under common management control for which lease expense is recognized within related party expenses in the Consolidated Statements of Operations and for which operating lease ROU assets and operating lease liabilities are recognized within those respective line items in the Consolidated Balance Sheets. Total operating lease cost related to this office space was $1.7 million for each of the years ended December 31, 2020, 2019 and 2018. Operating lease ROU assets and operating lease liabilities related to this office space were $3.9 million and $4.5 million, respectively, as of December 31, 2020.
Contractual and Other Arrangements
In April 2018, we entered into an agreement with an affiliate of a member of the Board of Directors whereby we receive certain executive search and recruiting services in exchange for a fee. We incurred expenses related to this arrangement of $315 thousand during the year ended December 31, 2018, which is presented within related party expenses in the Consolidated Statements of Operations. There was no payable related to this arrangement.
In August 2018, we entered into an agreement in which an unrelated third party acted as a placement agent in connection with certain charged-off receivables transfers and received a fee from us based on the proceeds received from such transfers. In performing these services, the third party agreed to use an affiliate of a member of the Board and, as such, we determined this arrangement to be related party in nature. In December 2018, the unrelated third party assigned its role in the agreement to the affiliate entity itself; therefore, the arrangement remains a related party transaction. We incurred expenses related to this arrangement of $540 thousand during the year ended December 31, 2019, which are presented within related party expenses in the Consolidated Statements of Operations. We did not incur any expenses related to this arrangement during the year ended December 31, 2020. There was no payable related to this arrangement as of December 31, 2020 and 2019.
We entered into non-interest bearing loan agreements with certain non-executive employees for which the remaining outstanding balances are forgiven ratably over designated periods based on continued employment with the Company. As of December 31, 2020 and 2019, the remaining outstanding balances on these loan agreements were $85 thousand and $155 thousand, respectively, which are presented within other assets in the Consolidated Balance Sheets.
There were no equity-based payments to non-employees that resulted in related party expenses during the years ended December 31, 2020, 2019, or 2018.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Distributions
As of December 31, 2020, there were no unpaid portions of related party distributions or reserved payments recorded within related party liabilities in the Consolidated Balance Sheets. See Note 11 for distribution and payment details.
Financing Partner Arrangements
In June 2018, the outstanding receivables purchased by affiliates of two members of our Board from a Bank Partner in November 2016 for $20.0 million were sold to another Bank Partner, which is not a related party, and continue to be serviced by us. In connection with that receivable sale, the related party servicing agreement with us was terminated. As of December 31, 2018, we no longer had any such related party arrangements. During the year ended December 31, 2018, we recognized $54 thousand in servicing revenue associated with our related party financing arrangements.
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
Further, management concluded that GreenSky, Inc. is GS Holdings' primary beneficiary based on two conditions. First, GreenSky, Inc., in its capacity as managing member with sole voting rights, has the power to direct the activities of GS Holdings that most significantly impact its economic performance, including selecting, terminating and setting the compensation of management responsible for implementing GS Holdings' policies and procedures, as well as establishing the strategic, operating and capital decisions of GS Holdings in the ordinary course of business. Second, GreenSky, Inc. has an obligation to absorb potential losses of GS Holdings or the right to receive potential benefits from GS Holdings in proportion to its weighted average ownership interest, which was 38.3% and 34.6% for the years ended December 31, 2020 and 2019, respectively. Management considers this exposure to be significant to GS Holdings. As the primary beneficiary, GreenSky, Inc. consolidates the results of GS Holdings for financial reporting purposes under the variable interest consolidation model guidance in ASC 810.
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
GSLLC is a wholly-owned subsidiary of GS Holdings and is consolidated with GS Holdings. In May 2020, GSLLC formed Depositor as an indirect subsidiary, which in turn formed the Warehouse SPV as an indirect subsidiary, for the purposes of establishing the Warehouse Facility to fund purchases of loan participations. GSLLC, on behalf of the Bank Partner that owns the loans underlying the loan participations, serves as the designated servicer of the Warehouse SPV’s loan receivables held for sale. Management concluded that the Warehouse SPV is a variable-interest entity. In doing so, management determined that the activity that most significantly affects the performance of the Warehouse SPV is the management by the servicer (GSLLC) of the credit losses, delinquencies and defaults that may occur in the underlying loan participations held by the Warehouse SPV. These activities are contractually determined through the servicing arrangement, rather than through the 100% equity holding of the

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Depositor. GSLLC is the primary beneficiary and consolidates the Warehouse SPV under the variable interest consolidation model guidance under ASC 810.
The Warehouse SPV's relationship with GSLLC results in no recourse to the general credit of the Company. Further, the Company has no contractual requirement to provide financial support to the Warehouse SPV. In addition, each of the Warehouse SPV and Depositor is a separate legal entity from the Company and from each other subsidiary of the Company, the respective assets of the Warehouse SPV and Depositor are owned by the Warehouse SPV or Depositor, respectively, and are solely available to satisfy their respective creditors. As such, neither the Warehouse SPV’s assets nor Depositor’s assets are available to satisfy obligations of GreenSky, Inc., GS Holdings, GSLLC or other subsidiaries of the Company.
Pursuant to the Facility Bank Partner Agreements, GreenSky acts as servicer on behalf of a Bank Partner for the loans with respect to which loan participations have been sold to third parties. GreenSky has concluded that the third parties that purchased loan participations in 2020 are variable interest entities and, primarily as a result of this at-market servicing arrangement, GreenSky maintains a variable interest in the third party purchasers. However, GreenSky is not the primary beneficiary of the purchasers and does not consolidate the purchasers, because GreenSky lacks the power to direct the activities of the purchasers that most significantly impact their economic performance. Our exposure to loss is limited to compensation provided through the servicing arrangement and the Company would only experience a loss if it were required to repurchase a loan participation due to a breach in representations and warranties associated with its loan sale or servicing contracts. GreenSky did not provide any financial support to the variable interest entities in 2020. The loan participations transferred to the purchasers qualified for sales treatment under ASC 860, Transfers and Servicing, as the participations were legally isolated from the Company, the purchasers had the right to freely pledge or exchange their interests in the participations, and the Company does not maintain effective control over the transferred participations.
Below are tabular disclosures that provide insight into how GS Holdings, inclusive of the Warehouse SPV, affects GreenSky, Inc.’s financial position, performance and cash flows. Prior to the IPO and Reorganization Transactions, GreenSky, Inc. did not have any variable interest in GS Holdings.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table presents the balances related to GS Holdings, inclusive of the Warehouse SPV, that are included in the Consolidated Balance Sheets as of the dates indicated, inclusive of GreenSky, Inc.'s interest in the variable interest entity.

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$116,231	$177,730
Restricted cash	319,879	250,081
Loan receivables held for sale, net	571,415	51,926
Accounts receivable, net	21,958	19,493
Property, equipment and software, net	21,452	18,309
Other assets	51,965	49,648
Total assets(1)	$1,102,900	$567,187

Liabilities and Members Equity (Deficit)
Liabilities
Accounts payable	$15,418	$11,912
Accrued compensation and benefits	13,666	10,734
Other accrued expenses	5,207	3,244
Finance charge reversal liability	185,134	206,035
Term loan	452,806	384,497
Warehouse facility	502,830	—
Financial guarantee liability	131,894	16,698
Other liabilities	80,478	60,328
Total liabilities(2)	$1,387,433	$693,448

Members Equity (Deficit)
Equity (deficit) attributable to Continuing LLC Members	(169,484)	(80,758)
Equity (deficit) attributable to GreenSky, Inc.	(115,049)	(45,503)
Total members equity (deficit)	(284,533)	(126,261)
Total liabilities and members equity (deficit)	$1,102,900	$567,187

(1)Includes $600.8 million and $0 million of assets held by the Warehouse SPV variable interest entity as of December 31, 2020 and 2019, respectively.
(2)Includes $503.9 million and $0 million of liabilities held by the Warehouse SPV variable interest entity as of December 31, 2020 and 2019, respectively.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table reflects the impact of consolidation of GS Holdings, inclusive of the Warehouse SPV, into the Consolidated Statements of Operations for the years indicated.

	Year Ended December 31,
	2020	2019	2018
Total revenue	$525,649	$532,622	$420,298
Total costs and expenses	473,109	414,366	264,554
Operating profit	52,540	118,256	155,744
Total other income (expense), net	(20,985)	(19,600)	(22,230)
Net income	$31,555	$98,656	$133,514
The following table reflects the cash flow impact of GS Holdings on the Consolidated Statements of Cash Flows for the years indicated.

	Year Ended December 31,
	2020	2019	2018
Net cash provided by/(used in) operating activities	$(468,101)	$153,327	$256,426
Net cash used in investing activities	(14,567)	(15,381)	(6,581)
Net cash provided by/(used in) financing activities	490,967	(159,608)	(154,210)
Net increase (decrease) in cash and cash equivalents and restricted cash	8,299	(21,662)	95,635
Cash and cash equivalents and restricted cash at beginning of period	427,811	449,473	353,838
Cash and cash equivalents and restricted cash at end of period	$436,110	$427,811	$449,473

Note 18. Quarterly Consolidated Results of Operations Data (Unaudited)
The following table sets forth our unaudited Consolidated Statements of Operations data for each of the quarters in the years ended December 31, 2020 and 2019. The information presented below reflects reclassifications made to prior quarters to conform with current period presentation. See Note 1 for further information on our organization and reclassifications, and see Note 2 for further information on our earnings per share.

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$121,857	$132,962	$142,023	$128,807	$525,649
Cost of revenue (exclusive of depreciation and amortization)	72,036	65,060	92,346	78,506	307,948
Total costs and expenses	129,649	113,292	132,807	97,361	473,109
Operating profit	(7,792)	19,670	9,216	31,446	52,540
Total other income (expense), net	(4,022)	(4,818)	(6,208)	(7,233)	(22,281)
Income before income tax expense (benefit)	(11,814)	14,852	3,008	24,213	30,259
Net income	(10,919)	13,355	2,811	23,415	28,662
Less: Net income attributable to noncontrolling interests	(7,585)	9,222	1,850	15,210	18,697
Net income attributable to GreenSky, Inc.	(3,334)	4,133	961	8,205	9,965
Earnings per share of Class A common stock:
Basic(1)	$(0.05)	$0.06	$0.01	$0.11	$0.15
Diluted(1)	$(0.05)	$0.06	$0.01	$0.11	$0.14
(1)Total annual results may not agree to the sum of individual quarterly results due to rounding.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$104,398	$138,752	$153,529	$135,943	$532,622
Cost of revenue (exclusive of depreciation and amortization)	58,256	56,565	65,278	69,779	249,878
Total costs and expenses	92,562	92,481	103,385	125,938	414,366
Operating profit	11,836	46,271	50,144	10,005	118,256
Total other income (expense), net	(5,030)	(11,544)	(4,536)	(8,298)	(29,408)
Income before income tax expense (benefit)	6,806	34,727	45,608	1,707	88,848
Net income	7,401	39,193	44,075	5,304	95,973
Less: Net income attributable to noncontrolling interests	4,502	26,877	29,349	3,265	63,993
Net income attributable to GreenSky, Inc.	2,899	12,316	14,726	2,039	31,980
Earnings per share of Class A common stock:
Basic(1)	$0.05	$0.20	$0.24	$0.03	$0.52
Diluted(1)	$0.05	$0.19	$0.23	$0.03	$0.49
(1)Total annual results may not agree to the sum of individual quarterly results due to rounding.
Note 19. Subsequent Events
Management determined that the following events subsequent to December 31, 2020 required disclosure:
Distributions
GS Holdings finalized and paid tax distributions of $5.9 million to its members (including GreenSky, Inc.) and paid previously declared but unpaid non-tax distributions of $1.1 million to certain of its members upon vesting of their equity in GS Holdings.
Loan Sales
Subsequent to December 31, 2020, the Company executed an arrangement with an institutional investor that included an initial sale of loan participations totaling approximately $135 million and a forward flow commitment for the sale of up to $1.0 billion in additional loan participations over a one-year period. The Company will continue to service the related loans on behalf of a Bank Partner in exchange for a servicing fee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2020.

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
Under management's supervision, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 was conducted based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control – Integrated Framework" (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
During the fourth quarter ended December 31, 2020, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information contained under the captions "Proposal One: Election of Directors," "Executive Officers of GreenSky," "Delinquent Section 16(a) Reports" and "Corporate Governance" in our definitive Proxy Statement with respect to our 2021 Annual Meeting.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information contained under the caption "Executive and Director Compensation" in our definitive Proxy Statement with respect to our 2021 Annual Meeting.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information contained under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive Proxy Statement with respect to our 2021 Annual Meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information contained under the captions "Related Party Transactions" and "Corporate Governance" in our definitive Proxy Statement with respect to our 2021 Annual Meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the information contained under the caption "Auditor Fees" in our definitive Proxy Statement with respect to our 2021 Annual Meeting.

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
(2) Financial Statement Schedules
The following financial statement schedules are included in this Form 10-K:
•Schedule II. Valuation and Qualifying Accounts is presented for the years ended December 31, 2020, 2019 and 2018.
All remaining schedules are omitted and are not applicable or not required, or the required information is presented in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number Reference
3.1	Amended and Restated Certificate of Incorporation of GreenSky, Inc.	8-K	001-38506	May 29, 2018	3.1
3.2	Amended and Restated Bylaws of GreenSky, Inc. (Effective as of January 31, 2019)	8-K	001-38506	February 6, 2019	3.1
4.1	Description of Class A Common Stock of GreenSky, Inc.	10-K	001-38506	March 2, 2020	4.1
4.2	Registration Rights Agreement, dated May 23, 2018	8-K	001-38506	May 29, 2018	4.1
10.1†	GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	10-Q	001-38506	August 10, 2018	10.1
10.1(a)†	Form of Incentive Stock Option Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	10-K	001-38506	March 15, 2019	10.1(a)
10.1(b)†	Form of Non-Qualified Stock Option Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	10-K	001-38506	March 15, 2019	10.1(b)
10.1(c)†	Form of Restricted Stock Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	10-K	001-38506	March 15, 2019	10.1(c)
10.1(d)†	Form of Restricted Stock Unit Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	10-K	001-38506	March 15, 2019	10.1(d)
10.2†	GreenSky Holdings, LLC Equity Incentive Plan	S-1/A	333-224505	May 7, 2018	10.23
10.3†	GreenSky, Inc. Annual Incentive Plan	8-K	001-38506	February 6, 2019	10.1
10.4†	GreenSky, Inc. Executive Severance Plan	8-K	001-38506	April 4, 2019	10.1
10.5†	Non-Employee Director Compensation Package	10-Q	001-38506	August 10, 2020	10.1
10.6†	Employment Agreement, dated September 25, 2014, with David Zalik	S-1	333-224505	April 27, 2018	10.4
10.7†	Offer Letter, dated January 2, 2012, for Timothy D. Kaliban	S-1/A	333-224505	May 7, 2018	10.5
10.8†	Offer Letter, dated August 2, 2020, between GreenSky, Inc. and Andrew Kang	10-Q	001-38506	November 9, 2020	10.1
10.9†	Restricted Stock Agreement, dated May 14, 2020, between GreenSky, Inc. and Robert Partlow	10-Q	001-38506	August 10, 2020	10.2
10.10	Form of Indemnification Agreement for each of GreenSky Inc.’s directors and executive officers	S-1	333-224505	April 27, 2018	10.7
10.11	Second Amended and Restated Operating Agreement of GreenSky Holdings, LLC, dated May 23, 2018	8-K	001-38506	May 29, 2018	10.3
10.11(a)	First Amendment to Second Amended and Restated Operating Agreement of GreenSky Holdings, LLC, dated August 24, 2018	10-Q	001-38506	November 9, 2018	10.1
10.12	Tax Receivable Agreement, dated May 23, 2018	8-K	001-38506	May 29, 2018	10.1
10.13	Exchange Agreement, dated May 23, 2018	8-K	001-38506	May 29, 2018	10.2
10.14	Credit Agreement, dated August 25, 2017, as amended by Amendment No. 1 to Credit Agreement, dated March 29, 2018, among GreenSky Holdings, LLC, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A.	S-1	333-224505	April 27, 2018	10.8
10.14(a)	Amendment No. 2 to Credit Agreement, dated June 10, 2020, among GreenSky Holdings, LLC, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A.	10-Q	001-38506	August 10, 2020	10.3
10.15	Phoenix Blackstone Center Lease, as amended, with Phoenix Blackstone, LLC	S-1/A	333-224505	May 7, 2018	10.18
10.16#	Second Amended and Restated GreenSky Installment Loan Program Agreement, dated April 26, 2018, between GreenSky, LLC and Home Depot U.S.A., Inc.	S-1/A	333-224505	May 7, 2018	10.17
10.16(a)*#	First Amendment to Second Amended and Restated GreenSky Installment Loan Program Agreement, dated December 24, 2020, between GreenSky, LLC and Home Depot U.S.A., Inc.
10.17#	Amended and Restated Co-Branded MasterCard Card Program Agreement, as amended, between GreenSky, LLC (formerly GreenSky Trade Credit, LLC) and Comdata Network, Inc.	S-1/A	333-224505	May 7, 2018	10.16

Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number Reference
10.17(a)#	Fourth Amendment to Amended and Restated Co-Branded MasterCard Card Program Agreement, dated August 3, 2018, between GreenSky, LLC and Comdata Network, Inc.	10-Q	001-38506	November 9, 2018	10.2
10.17(b)	Fifth Amendment to Amended and Restated Co-Branded MasterCard Card Program Agreement, dated August 8, 2020, between GreenSky, LLC and Comdata, Inc. (as successor to Comdata Network, Inc.)	10-Q	001-38506	November 9, 2020	10.2
10.18#	Second Amended and Restated Loan Origination Agreement, as amended, between GreenSky, LLC and Truist Bank (successor by merger to SunTrust Bank)	S-1	333-224505	April 27, 2018	10.9
10.18(a)#	Amendment No. 3 to Second Amended and Restated Loan Origination Agreement, dated September 28, 2018, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	November 9, 2018	10.3
10.18(b)#	Amendment No. 4 to Second Amended and Restated Loan Origination Agreement, dated February 20, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	May 15, 2019	10.2
10.18(c)#	Amendment No. 5 to Second Amended and Restated Loan Origination Agreement, dated February 28, 2020, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	May 11, 2020	10.1
10.18(d)#	Second Amended and Restated Servicing Agreement, as amended, between GreenSky, LLC and Truist Bank (successor by merger to SunTrust Bank)	S-1	333-224505	April 27, 2018	10.10
10.18(e)#	Amendment No. 3 to Second Amended and Restated Servicing Agreement, dated March 20, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	May 15, 2019	10.3
10.18(f)#	Amendment No. 4 to Second Amended and Restated Servicing Agreement, dated April 9, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	August 14, 2019	10.1
10.18(g)#	Amendment No. 5 to Second Amended and Restated Servicing Agreement, dated June 21, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	August 14, 2019	10.2
10.18(h)#	Amendment No. 6 to Second Amended and Restated Servicing Agreement, dated July 10, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	November 14, 2019	10.1
10.18(i)	Amendment No. 7 to Second Amended and Restated Servicing Agreement, dated July 10, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	November 14, 2019	10.2
10.18(j)#	Amendment No. 8 to Second Amended and Restated Servicing Agreement, dated August 17, 2020, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	November 9, 2020	10.4
10.19#	Loan Origination Agreement, as amended, between GreenSky, LLC and Synovus Bank	S-1	333-224505	April 27, 2018	10.13
10.19(a)#	Fifth Amendment to Loan Origination Agreement, dated May 21, 2018, between GreenSky, LLC and Synovus Bank	8-K	001-38506	May 29, 2018	10.6
10.19(b)#	Sixth Amendment to Loan Origination Agreement, dated September 5, 2018, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	November 9, 2018	10.6
10.19(c)#	Seventh Amendment to Loan Origination Agreement, dated December 5, 2018, between GreenSky, LLC and Synovus Bank	10-K	001-38506	March 15, 2019	10.16(c)

Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number Reference
10.19(d)#	Eighth Amendment to Loan Origination Agreement, dated September 30, 2019, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	November 14, 2019	10.3
10.19(e)#	Servicing Agreement, as amended, between GreenSky, LLC and Synovus Bank	S-1	333-224505	April 27, 2018	10.14
10.19(f)#	Fourth Amendment to Servicing Agreement, dated May 21, 2018, between GreenSky, LLC and Synovus Bank	8-K	001-38506	May 29, 2018	10.7
10.19(g)#	Fifth Amendment to Servicing Agreement, dated September 27, 2018, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	November 9, 2018	10.5
10.19(h)#	Sixth Amendment to Servicing Agreement, dated December 5, 2018, between GreenSky, LLC and Synovus Bank	10-K	001-38506	March 15, 2019	10.16(g)
10.19(i)#	Seventh Amendment to Servicing Agreement, dated December 28, 2018, between GreenSky, LLC and Synovus Bank	10-K	001-38506	March 15, 2019	10.16(h)
10.19(j)#	Eighth Amendment to Servicing Agreement, dated March 22, 2019, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	May 15, 2019	10.4
10.19(k)#	Ninth Amendment to Servicing Agreement, dated September 30, 2019, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	November 14, 2019	10.4
10.20*#	Second Amended and Restated Loan Origination Agreement, dated December 23, 2020, between GreenSky, LLC and Fifth Third Bank, National Association
10.20(a)*#	Second Amended and Restated Servicing Agreement, dated December 23, 2020, between GreenSky, LLC and Fifth Third Bank, National Association
10.21#	Loan Origination Agreement, dated November 5, 2018, between GreenSky, LLC and BMO Harris Bank N.A.	10-K	001-38506	March 15, 2019	10.18
10.21(a)	Amendment No. 1 to Loan Origination Agreement, dated June 30, 2020, between GreenSky, LLC and BMO Harris Bank N.A.	10-Q	001-38506	August 10, 2020	10.6
10.21(b)#	Servicing Agreement, dated November 5, 2018, between GreenSky, LLC and BMO Harris Bank N.A.	10-K	001-38506	March 15, 2019	10.18(a)
10.21(c)#	Amendment No. 1 to Servicing Agreement, dated June 30, 2020, between GreenSky, LLC and BMO Harris Bank N.A.	10-Q	001-38506	August 10, 2020	10.6(a)
10.22#	Facility Loan Origination Agreement, dated May 27, 2020, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	August 10, 2020	10.5
10.22(a)#	Facility Servicing Agreement, dated May 27, 2020, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	August 10, 2020	10.5(a)
10.22(b)#	Economics Agreement, dated May 27, 2020, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	August 10, 2020	10.5(b)
10.22(c)*#	First Amendment to Economics Agreement, dated December 31, 2020, between GreenSky, LLC and Synovus Bank
10.23*#	Warehouse Credit Agreement, dated May 11, 2020, as amended by Amendment No. 1, dated July 24, 2020, Amendment No. 2, dated December 1, 2020 and Amendment No. 3, dated December 18, 2020, among GS Investment I, LLC, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A.
21*	List of Subsidiaries of GreenSky, Inc.
23*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number Reference
101
The following financial information from GreenSky, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Changes in Equity (Deficit) for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

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

GREENSKY, INC.

March 9, 2021	By	/s/ David Zalik
David Zalik Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 9, 2021.

Signatures	Title
/s/ David Zalik	Chief Executive Officer and Chairman of the Board of Directors
David Zalik	(Principal Executive Officer)

/s/ Andrew Kang	Executive Vice President and Chief Financial Officer
Andrew Kang	(Principal Financial Officer)

/s/ Angela Nagy	Chief Accounting Officer
Angela Nagy	(Principal Accounting Officer)

/s/ Gerald Benjamin	Chief Administrative Officer, Vice Chairman and Director
Gerald Benjamin

/s/ Joel Babbit	Director
Joel Babbit

/s/ Arthur Bacci	Director
Arthur Bacci

/s/ Gregg Freishtat	Director
Gregg Freishtat

/s/ Robert Sheft	Director
Robert Sheft

Schedule II. Valuation and Qualifying Accounts
GreenSky, Inc. and Subsidiaries

		Additions
	Balance at beginning of period	Charged to costs and expenses(1)	Charged to other accounts(1)	Deductions	Balance at end of period
	(in thousands)
Year Ended December 31, 2018
Allowance for losses on accounts receivable	$276	$1,294	$17	$(1,419)	$168
Valuation allowance on loan receivables held for sale	584	2,671	—	(2,579)	676
Year Ended December 31, 2019
Allowance for losses on accounts receivable	$168	$950	$—	$(880)	$238
Valuation allowance on loan receivables held for sale	676	3,895	—	(2,606)	1,965
Year Ended December 31, 2020
Allowance for losses on accounts receivable	$238	$644	$—	$(569)	$313
Valuation allowance on loan receivables held for sale	1,965	67,488	—	(59,247)	10,206
(1)Includes bad debt recoveries.