Form 10-Q
period 2021-03-31
GreenSky, Inc.
filed 2021-05-05
CIK 1712923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding as of April 30, 2021
Class A, $0.01 par value(1)	78,373,099
Class B, $0.001 par value(2)	106,059,097
(1) Includes 6,236,892 shares of unvested Class A common stock awards.
(2) Includes 393,102 shares of Class B common stock associated with unvested GreenSky Holdings, LLC units.

GreenSky, Inc.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. These forward-looking statements reflect our current views with respect to, among other things, the following: our operations; our financial performance; growth prospects; the Company’s ability to retain existing, and attract new merchants and Bank Partners or other funding sources, including the risk that one or more Bank Partners do not renew or reduce their funding commitments; our continued sales of loan participations or future sales of asset-backed securities; lifetime cost of funds associated with loan and loan participation sales; our funding capacity; the percentage of financing provided under the Warehouse Facility; cash payments required under the financial guarantee arrangements; the launch and performance of new products; the adaptability of our platform to additional industry verticals and origination channels; the extent and duration of the COVID-19 pandemic and its impact on the Company, its Bank Partners and merchants, GreenSky program borrowers, loan demand (including, in particular, for elective healthcare procedures), legal and regulatory matters, consumers' ability or willingness to pay, information security and consumer privacy, the capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for our products; and our ability to mitigate or manage disruptions to our business posed by the pandemic. You generally can identify these statements by the use of words such as "outlook," "potential," "continue," "may," "seek," "approximately," "predict," "believe," "expect," "plan," "intend," "estimate" or "anticipate" and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as "will," "should," "would," "likely" and "could." These statements may be found under Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part I, Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2020. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GreenSky, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(United States Dollars in thousands, except share data)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$196,298	$147,775
Restricted cash	300,414	319,879
Loan receivables held for sale, net	342,943	571,415
Accounts receivable, net of allowance of $431 and $313, respectively	18,489	21,958
Property, equipment and software, net	21,826	21,452
Deferred tax assets, net	386,116	387,951
Other assets	88,333	52,643
Total assets	$1,354,419	$1,523,073
Liabilities and Equity (Deficit)
Liabilities
Accounts payable	$31,117	$15,418
Accrued compensation and benefits	10,299	13,666
Other accrued expenses	12,115	5,207
Finance charge reversal liability	167,436	185,134
Term loan	452,269	452,806
Warehouse facility	295,877	502,830
Tax receivable agreement liability	310,624	310,425
Financial guarantee liability	124,217	131,894
Other liabilities	112,629	81,169
Total liabilities	1,516,583	1,698,549
Commitments, Contingencies and Guarantees (Note 14)
Equity (Deficit)
Class A common stock, $0.01 par value and 93,461,197 shares issued and 78,405,311 shares outstanding at March 31, 2021 and 91,317,225 shares issued and 76,734,106 shares outstanding at December 31, 2020	933	912
Class B common stock, $0.001 par value and 106,059,097 shares issued and outstanding at March 31, 2021 and 106,165,105 shares issued and outstanding at December 31, 2020	107	107
Additional paid-in capital	112,534	110,938
Retained earnings	37,506	33,751
Treasury stock	(147,918)	(147,360)
Accumulated other comprehensive income (loss)	(3,712)	(4,340)
Noncontrolling interests	(161,614)	(169,484)
Total equity (deficit)	(162,164)	(175,476)
Total liabilities and equity (deficit)	$1,354,419	$1,523,073

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(United States Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue
Transaction fees	$85,657	$89,884
Servicing	34,667	31,283
Interest and other	4,848	690
Total revenue	125,172	121,857
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	63,997	72,305
Compensation and benefits	22,473	22,164
Property, office and technology	4,459	3,921
Depreciation and amortization	3,316	2,445
Sales, general and administrative	14,642	9,929
Financial guarantee expense (benefit)	(3,883)	18,408
Related party	452	477
Total costs and expenses	105,456	129,649
Operating profit	19,716	(7,792)
Other income (expense), net
Interest and dividend income	137	622
Interest expense	(6,614)	(5,620)
Other gains (losses), net	758	976
Total other income (expense), net	(5,719)	(4,022)
Income (loss) before income tax expense (benefit)	13,997	(11,814)
Income tax expense (benefit)	1,872	(895)
Net income (loss)	$12,125	$(10,919)
Less: Net income (loss) attributable to noncontrolling interests	8,327	(7,585)
Net income (loss) attributable to GreenSky, Inc.	$3,798	$(3,334)

Earnings per share of Class A common stock:
Basic	$0.05	$(0.05)
Diluted	$0.05	$(0.05)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(United States Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$12,125	$(10,919)
Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on interest rate swap arising during the period	543	(11,824)
Reclassification of interest rate swap settlements into interest expense (income) during the period	1,323	98
Other comprehensive income (loss), net of tax	1,866	(11,726)
Comprehensive income (loss)	13,991	(22,645)
Less: Comprehensive income (loss) attributable to noncontrolling interests	9,565	(15,773)
Comprehensive income (loss) attributable to GreenSky, Inc.	$4,426	$(6,872)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Unaudited)
(United States Dollars in thousands, except share data)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2020	76,734,106	106,165,105	$912	$107	$110,938	$33,751	$(147,360)	$(4,340)	$(169,484)	$(175,476)
Net income	—	—	—	—	—	3,798	—	—	8,327	12,125
Issuance of unvested Class A common stock awards	2,019,240	—	20	—	(20)	—	—	—	—	—
Class A common stock option exercises	18,724	—	—	—	(15)	—	—	—	—	(15)
Class B common stock exchanges	106,008	(106,008)	1	—	(1)	—	—	—	—	—
Forfeited share-based compensation awards	(380,786)	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(91,981)	—	—	—	—	—	(558)	—	—	(558)
Distributions	—	—	—	—	—	(43)	—	—	(3,809)	(3,852)
Share-based compensation	—	—	—	—	3,707	—	—	—	—	3,707
Equity-based payments to non-employees	—	—	—	—	4	—	—	—	—	4
Tax adjustments	—	—	—	—	35	—	—	—	—	35
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	(2,114)	—	—	—	2,114	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	628	1,238	1,866
Balance at March 31, 2021	78,405,311	106,059,097	$933	$107	$112,534	$37,506	$(147,918)	$(3,712)	$(161,614)	$(162,164)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2019	66,424,838	113,517,198	$800	$114	$115,782	$56,109	$(146,234)	$(756)	$(80,758)	$(54,943)
Net income (loss)	—	—	—	—	—	(3,334)	—	—	(7,585)	(10,919)
Cumulative effect of accounting change(1)	—	—	—	—	—	(32,212)	—	—	(75,447)	(107,659)
Class A common stock option exercises	15,051	—	—	—	(73)	—	—	—	—	(73)
Class B common stock exchanges	215,830	(215,830)	2	—	(2)	—	—	—	—	—
Forfeited share-based compensation awards	(181,794)	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(107,043)	—	—	—	—	—	(654)	—	—	(654)
Distributions	—	—	—	—	—	(184)	—	—	(30,953)	(31,137)
Share-based compensation	—	—	—	—	3,495	—	—	—	—	3,495
Equity-based payments to non-employees	—	—	—	—	4	—	—	—	—	4
Tax adjustments	—	—	—	—	116	—	—	—	—	116
Impact on noncontrolling interest of change in ownership during period	—	—	—	—	(3,229)	—	—	—	3,229	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(3,538)	(8,188)	(11,726)
Balance at March 31, 2020	66,366,882	113,301,368	$802	$114	$116,093	$20,379	$(146,888)	$(4,294)	$(199,702)	$(213,496)

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

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(United States Dollars in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$12,125	$(10,919)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,316	2,445
Share-based compensation expense	3,707	3,495
Equity-based payments to non-employees	4	4
Fair value change in servicing assets and liabilities	(7,505)	(2,306)
Operating lease liability payments	(37)	(145)
Financial guarantee expense (benefit)	(7,677)	18,408
Amortization of debt related costs	847	416
Original issuance discount on term loan payment	(18)	(10)
Income tax expense (benefit)	1,870	(895)
Impairment losses	—	72
Mark to market on loan receivables held for sale	3,466	—
Changes in assets and liabilities:
(Increase) decrease in loan receivables held for sale	225,006	30,867
(Increase) decrease in accounts receivable	3,469	428
(Increase) decrease in other assets	(30,099)	418
Increase (decrease) in accounts payable	15,699	7,941
Increase (decrease) in finance charge reversal liability	(17,698)	7,123
Increase (decrease) in guarantee liability	(3,794)	—
Increase (decrease) in other liabilities	42,454	(16,295)
Net cash provided by operating activities	245,135	41,047
Cash flows from investing activities
Purchases of property, equipment and software	(3,452)	(3,354)
Net cash used in investing activities	(3,452)	(3,354)
Cash flows from financing activities
Repayments of term loan	(1,170)	(990)
Proceeds from Warehouse facility	31,917	—
Repayments of Warehouse facility	(238,870)	—
Member distributions	(4,529)	(32,798)
Proceeds from option exercises	27	—
Payment of option exercise taxes	—	(73)
Net cash used in financing activities	(212,625)	(33,861)
Net increase (decrease) in cash and cash equivalents and restricted cash	29,058	3,832
Cash and cash equivalents and restricted cash at beginning of period	467,654	445,841
Cash and cash equivalents and restricted cash at end of period	$496,712	$449,673

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
(United States Dollars in thousands)

	Three months ended March 31,
	2021	2020
Supplemental non-cash investing and financing activities
Distributions accrued but not paid	$1,995	$4,317
Capitalized software costs accrued but not paid	395	66
Tax withholding on equity awards accrued but not paid	600	654

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
GreenSky, Inc. was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an initial public offering ("IPO") of its Class A common stock and certain Reorganization Transactions, as further described in the GreenSky, Inc. Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 10, 2021 (the "2020 Form 10-K"), in order to carry on the business of GreenSky, LLC (“GSLLC”), a Georgia limited liability company. GSLLC is an operating entity and wholly-owned subsidiary of GS Holdings, LLC ("GS Holdings"). GS Holdings, a holding company with no operating assets or operations other than its equity interest in GSLLC, was organized to serve as a holding company for GSLLC. On August 24, 2017, GS Holdings acquired a 100% interest in GSLLC. The equity of GS Holdings is owned partially by GreenSky, Inc. and partially by certain pre-IPO equity owners of GS Holdings. Common membership interests of GS Holdings are referred to as "Holdco Units." On May 24, 2018, the Company's Class A common stock commenced trading on the Nasdaq Global Select Market in connection with its IPO.
The IPO and Reorganization Transactions resulted in the Company becoming the sole managing member of GS Holdings. As the sole managing member of GS Holdings, we operate and control all of GS Holdings’ operations and, through GS Holdings and its subsidiaries, conduct GS Holdings’ business. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Unaudited Condensed Consolidated Financial Statements representing the GS Holdings interests held by the Continuing LLC Members, as such term is defined in the 2020 Form 10-K. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the noncontrolling interest.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements were prepared in accordance with the rules and regulations of the SEC for interim financial statements. We condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with the 2020 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our financial condition and results of operations for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements required by United States generally accepted accounting principles ("GAAP"). All intercompany balances and transactions are eliminated upon consolidation. The results for the three months ended March 31, 2021 are not necessarily indicative of results expected for the full year.
Certain reclassifications have been made to the prior year presentation to conform to the current year presentation in the Unaudited Condensed Consolidated Statements of Operations. With the formation and use of the Warehouse SPV, we have reclassified the presentation of the following items associated with the loan receivables held for sale that were previously presented as "non-operating" within the Unaudited Condensed Consolidated Statements of Operations: valuation allowance (inclusive of both credit and market interest rate considerations) for loan receivables held for sale and interest income from loan receivables held for sale. The classification of such valuation allowance for the three months ended March 31, 2020 of $2.6 million was changed from other gains (losses), net to sales, general and administrative expense within the Unaudited Condensed Consolidated Statements of Operations to conform to the current period presentation. The classification of such interest income for the three months ended March 31, 2020 of $687 thousand was reclassified from interest and dividend income to interest and other revenue within the Unaudited Condensed Consolidated Statements of Operations to conform to the current period presentation.
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
Cash includes non-interest and interest-bearing demand deposit accounts with various financial institutions. We consider all highly liquid investments that mature three months or less from the date of purchase to be cash equivalents. Cash equivalents include money market mutual fund accounts, which are invested in government securities that are either guaranteed by the Federal Deposit Insurance Corporation of the U.S. government ("FDIC") or are secured by U.S. government-issued collateral for which the risk of loss from nonpayment is presumed to be zero. As such, we do not establish an allowance for credit losses on our cash equivalents. Further, the carrying amounts of our cash equivalents approximate their fair values due to their short maturities and highly liquid nature. Refer to Note 3 for additional information on our fair value measurement.

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

	March 31,
	2021	2020
Cash and cash equivalents	$196,298	$176,707
Restricted cash	300,414	272,966
Cash and cash equivalents and restricted cash in Unaudited Condensed Consolidated Statements of Cash Flows	$496,712	$449,673
Accounts Receivable
Accounts receivable are recorded at their original invoice amounts, which are reduced by any allowance for uncollectible amounts. We use the aging method to establish an allowance for expected credit losses on accounts receivable balances and consider whether current conditions or reasonable and supportable forecasts about future conditions warrant an adjustment to our historical loss experience. In applying such adjustments, we primarily consider changes in counterparty credit risk and changes in the underlying macroeconomic environment. Accounts receivable are written off once delinquency exceeds 90 days. Recoveries of previously written off accounts receivable are recognized on a collected basis as a reduction to the provision for credit losses, which is included within sales, general and administrative expense in the Unaudited Condensed Consolidated Statements of Operations. Refer to Note 5 for additional information on our accounts receivable.
Fair Value of Assets and Liabilities
We have financial assets and liabilities subject to fair value measurement or disclosure on either a recurring or nonrecurring basis. Such measurements or disclosures relate to our cash and cash equivalents, loan receivables held for sale, derivative instruments, servicing assets and liabilities, contingent consideration receivables, and term loan.
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
We apply the market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities, to value our cash and cash equivalents and loan receivables held for sale. We apply the income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount, to value our FCR liability, contingent consideration receivables, and servicing assets and liabilities. We determine the fair values of our interest rate swap, interest rate cap, and term loan by applying a discounted cash flow model based on observable market factors and credit factors specific to us.
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
We have other embedded derivative instruments that are not designated as hedges. Refer to Note 3 and Note 8 for additional fair value and derivative disclosures.
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
Under ASU 2016-13, we are required to estimate the expected credit losses over the contractual period in which we are exposed to credit risk via a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the issuer. As applied to our financial guarantee arrangements, we are required to estimate expected credit losses, and the impact of those estimates on our potential escrow payments, for loans within our Bank Partner portfolios that are either funded or approved for funding at the measurement date, but are precluded from including future loan originations by our Bank Partners. Consistent with the modeling of loan losses for any consumer loan portfolio assumed to go into "run-off," our recognized financial guarantee liability under this model represents a significant portion of the contractual escrow established with each Bank Partner. Typically, additional financial guarantee liabilities are recorded as new Bank Partner loans are facilitated on our platform, along with a corresponding non-cash charge recorded as financial guarantee expense in the Unaudited Condensed Consolidated Statements of Operations.
As the terms of our guarantee arrangements are determined contractually with each Bank Partner, we measure our contingent obligation separately for each Bank Partner using a discounted cash flow method based on estimates of the outstanding loan attributes of the Bank Partner's loan servicing portfolio and our expectations of forecasted information, including macroeconomic conditions, over the period which our financial guarantee is expected to be used in a "run-off" scenario. We use our historical experience as a basis for estimating escrow usage and adjust for current conditions or forecasts of future conditions if they are determined to vary from our historical experience. Refer to Note 14 for additional information on our financial guarantees.
Revenue Recognition
Disaggregated revenue
Revenue disaggregated by type of service was as follows for the periods presented:

	Three Months Ended March 31,
	2021	2020
Merchant fees	$81,159	$81,415
Interchange fees	4,498	8,469
Transaction fees	85,657	89,884
Servicing(1)	34,667	31,283
Interest income(2)	4,847	687
Other(3)	1	3
Interest and other	4,848	690
Total revenue	$125,172	$121,857
(1)For the three months ended March 31, 2021 and 2020, includes increases in the fair value of our servicing asset of $7.1 million and $1.8 million, respectively. Refer to Note 3 for additional information.
(2)Includes interest income earned on loan receivables held for sale.
(3)Other revenue includes miscellaneous revenue items that are individually immaterial. Other revenue is presented separately herein in order to clearly present merchant, interchange fees, servicing fees, and interest income which are more integral to our primary operations and better enable financial statement users to calculate metrics such as servicing and merchant fee yields.
We have no remaining performance obligations as of March 31, 2021. No assets were recognized from the costs to obtain or fulfill a contract with a customer as of March 31, 2021 and December 31, 2020. Because we recognize revenue as invoiced, no contract assets or contract liabilities were recorded as of March 31, 2021 and December 31, 2020. Volume-based price concessions to merchants and Sponsors that were netted against the gross transaction price were $7.5 million and $5.0 million for the three months ended March 31, 2021 and 2020, respectively. "Sponsors" refers to manufacturers, their captive and franchised showroom operations, and trade

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

associations with which we partner to onboard merchants. We recognized credit losses arising from our contracts with customers of $170 thousand and $177 thousand during the three months ended March 31, 2021 and 2020, respectively, which are recorded within sales, general and administrative expense in our Unaudited Condensed Consolidated Statements of Operations.
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
Recently Adopted Accounting Standards
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, which modifies ASC 740, Income Taxes, to simplify the accounting for income taxes by removing certain exceptions, including intraperiod tax allocations and the calculation of income taxes in an interim period when in a loss position. Our adoption of this standard on January 1, 2021 did not have a material effect on our Unaudited Condensed Consolidated Financial Statements.
Accounting Standards Issued, But Not Yet Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The standard applies to contract modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Further, the standard provides exceptions to certain guidance in ASC 815, Derivatives and Hedging, related to changes to the critical terms of a hedging relationship due to reference rate reform and provides optional expedients for fair value, cash flow and net investment hedging relationships for which the component excluded from the assessment of hedge effectiveness is affected by reference rate reform. This standard is effective as of March 12, 2020, and an entity may elect to adopt it through December 31, 2022 based on applying as of the beginning of an interim period up to the date that the financial statements are available to be issued. Once elected, the provisions of the standard must be applied prospectively for all similar eligible contract modifications. We have not yet elected an adoption date, are currently identifying arrangements referenced to rates, such as US dollar LIBOR, that are expected to be discontinued, and are evaluating our options for modifying such arrangements in accordance with the standard. We will continue to assess and plan for how the phase out of LIBOR will affect the Company; however, while the LIBOR transition could adversely affect the Company, we do not expect the impact to be material to the Company.
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

	Three Months Ended March 31,
	2021	2020
Numerator:
Income (loss) before income tax expense (benefit)	$13,997	$(11,814)
Less: Net income (loss) attributable to noncontrolling interests	8,327	(7,585)
Less: Income tax expense (benefit)	1,872	(895)
Net income (loss) attributable to GreenSky, Inc. – basic	$3,798	$(3,334)
Add: Reallocation of net income attributable to noncontrolling interests from the assumed exchange of Holdco Units for Class A common stock	8,327	—
Less: Income tax expense on reallocation of net income attributable to noncontrolling interests(1)	2,755	—
Net income (loss) attributable to GreenSky, Inc. – diluted	$9,370	$(3,334)
Denominator:
Weighted average shares of Class A common stock outstanding – basic	71,859,110	63,650,697
Add: Dilutive effects, as shown separately below
Holdco Units exchangeable for Class A common stock	105,815,474	—
Class A common stock options	116,401	—
Unvested Class A common stock	1,741,441	—
Weighted average shares of Class A common stock outstanding – diluted	179,532,426	63,650,697

Earnings (loss) per share of Class A common stock outstanding – basic	$0.05	$(0.05)
Earnings (loss) per share of Class A common stock outstanding – diluted	$0.05	$(0.05)

Excluded from diluted earnings per share, as their inclusion would have been anti-dilutive(2)
Holdco Units	241,439	113,301,368
Class A common stock options	2,065,517	3,859,794
Class A common stock awards	2,888,542	2,405,122
(1)We assumed effective tax rates of 33.1% and 21.2% for the three months ended March 31, 2021 and 2020, respectively, which represents the effective tax rates on the consolidated GreenSky, Inc. entity inclusive of the income taxes on the portion of GS Holdings' earnings that are attributable to noncontrolling interests.
(2)These amounts represent the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce these amounts if they had a dilutive effect and were included in the computation of diluted earnings per share.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

	Level	March 31, 2021		December 31, 2020
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents(1)	1	$196,298	$196,298	$147,775	$147,775
Loan receivables held for sale, net(2)	2	342,943	345,720	571,415	575,279
Servicing assets(3)	3	37,944	37,944	30,804	30,804
Contingent consideration receivables(3)	3	1,811	1,811	—	—
Interest rate cap(3)	2	251	251	—	—
Liabilities:
Finance charge reversal liability(3)	3	$167,436	$167,436	$185,134	$185,134
Term loan(1)	2	452,269	450,798	452,806	452,408
Interest rate swap(3)	2	12,116	12,116	14,182	14,182
Servicing liabilities(3)	3	1,619	1,619	1,984	1,984
Sales facilitation obligations(3)	2	19,264	19,264	10,655	10,655
(1)Disclosed, but not carried, at fair value.
(2)Measured at fair value on a recurring basis.
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
Loan receivables held for sale, net
Loan receivables held for sale are recorded in the Unaudited Condensed Consolidated Balance Sheets at the lower of cost or fair value and, therefore, are measured at fair value on a nonrecurring basis. Our loan receivables held for sale are primarily loan participations owned by the Warehouse SPV and the majority of these loan participations is expected to be sold at or around par to third party purchasers. Fair value of our loan receivables held for sale is determined based on the anticipated sale price of such participations to third parties. Loan receivables held for sale are classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from observable values of loan receivables with similar terms and characteristics.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Contractually specified servicing fees recorded within servicing revenue in the Unaudited Condensed Consolidated Statements of Operations totaled $27.5 million and $29.5 million for the three months ended March 31, 2021 and 2020, respectively. The cash flow impacts of our assets and liabilities that are measured at fair value on a recurring basis are included within net cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
The following table reconciles the beginning and ending fair value measurements of our servicing assets associated with Bank Partner loans during the periods presented.

	Three Months Ended March 31,
	2021	2020
Beginning balance	$30,804	$30,459
Additions, net(1)	11,347	2,098
Changes in fair value	(4,207)	(309)
Ending balance	$37,944	$32,248
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

	Three Months Ended March 31,
	2021	2020
Beginning balance	$1,984	$3,796
Changes in fair value(1)	(365)	(517)
Ending balance	$1,619	$3,279
(1)Represents the reduction of our servicing liabilities due to the passage of time and collection of loan payments and recognized in other gains (losses), net in the Unaudited Condensed Consolidated Statements of Operations.
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

Input	March 31, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Cost of servicing (basis points)	62.5 – 100.0	86.0	57.5 – 108.0	95.0
Discount rate	18.0%	18.0%	18.0%	18.0%
Weighted average remaining life (years)	2.6 – 5.8	2.6	2.3 – 5.8	2.3
Recovery period (years)	1.3 - 3.7	2.9	1.6 – 3.9	3.1
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
Contingent consideration receivables
In exchange for selling loan participations to institutional investors, financial institutions and other financing sources, the Company receives cash, and, in some cases, additional contingent consideration, which may be received at a later date based on certain potential outcomes (typically based on the performance of the assets sold or the underlying loans).
The contingent consideration receivable serves as a host contract containing an embedded derivative as the credit and prepayment performance of the loan participations are tied to the underlying debtor, rather than the third party purchaser of the loan participations, which results in the economic characteristics and risks being not clearly and closely related to the host contract. In accordance with ASC 825, GreenSky irrevocably elects to initially and subsequently measure the contingent consideration receivables as a whole, inclusive of the embedded credit derivative, at fair value. This election is made on an instrument by instrument basis, and our election only affects the contingent consideration receivables and does not apply to, nor implicate, other receivables.
The contingent consideration receivables are classified within Level 3 of the fair value hierarchy, as the primary component of the fair value is obtained from unobservable inputs based on the Company’s data, reasonably adjusted for assumptions that would be used by market participants. Changes in the fair value of the contingent consideration receivables are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. Significant assumptions used in valuing our contingent consideration receivables include a discount rate, delinquency rates, and prepayment rates.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table reconciles the beginning and ending fair value measurements of our contingent consideration receivables during the period presented.

Three Months Ended March 31,
2021
Beginning balance	$—
Additions(1)	1,811
Receipts(2)	—
Other fair value changes(3)	—
Ending balance	$1,811
(1)Includes each initial receivable that GreenSky is entitled to each time an applicable pool of loan participations is sold to institutional investors, financial institutions and other financing sources.
(2)Represents cash receipt of contingent consideration.
(3)Represents changes to the fair value of the contingent consideration receivables due to the passage of time, changes in the portfolio delinquency rate or prepayment rate.
Interest rate cap
In January 2021, the Warehouse SPV entered into a $555.0 million notional amortizing interest rate cap with a strike rate of 2.5%. This cap is intended to protect against exposure to changes in cash flows attributable to interest rate risk on $555.0 million of our variable-rate Warehouse Facility to the extent three-month LIBOR exceeds 2.5%. The interest rate cap is carried at fair value on a recurring basis in the Unaudited Condensed Consolidated Balance Sheets and is classified within Level 2 of the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. The fair value was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.
Finance charge reversal liability
Our Bank Partners offer certain loan products that have a feature whereby the borrower is provided a promotional period to repay the loan principal balance in full without incurring a finance charge. For certain of these loan products, our Bank Partners bill interest each month throughout the promotional period and such amounts are included in the determination of the incentive payments paid by our Bank Partners to us. However, under the terms of the contracts with our Bank Partners, we are obligated to pay an amount equal to this billed interest to the Bank Partners if a borrower repays the loan balance in full within the promotional period and such interest is reversed. Therefore, the monthly process of billing interest on deferred loan products triggers a potential future FCR liability for the Company. The FCR component of our Bank Partner contracts qualifies as an embedded derivative. The FCR liability is not designated as a hedge for accounting purposes and, as such, changes in its fair value are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

	Three Months Ended March 31,
	2021	2020
Beginning balance	$185,134	$206,035
Receipts(1)	51,266	44,708
Settlements(2)	(95,381)	(90,089)
Fair value changes recognized in cost of revenue(3)	26,417	52,504
Ending balance	$167,436	$213,158
(1)Includes: (i) incentive payments from Bank Partners, which is the surplus of finance charges billed to borrowers over an agreed-upon portfolio yield, a fixed servicing fee and realized net credit losses and (ii) cash received from recoveries on previously charged-off Bank Partner loans. We consider all monthly incentive payments from Bank Partners during the period to be related to billed finance charges on deferred interest products until monthly incentive payments exceed total billed finance charges on deferred products, which did not occur during the periods presented.
(2)Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that were repaid within the promotional period. The three months ended March 31, 2021 also includes $2.6 million of billed finance charges related to loan participations held by the Warehouse SPV that were not yet collected and subject to a potential future finance charge reversal at the time of purchase, which were paid to the Bank Partner in full as of the participation purchase dates.
(3)A fair value adjustment is made based on the expected reversal percentage of billed finance charges (expected settlements), which is estimated at each reporting date. The fair value adjustment is recognized in cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
Significant assumptions used in valuing our FCR liability include the following:
Reversal rate: The reversal rate represents our estimate of the percentage of previously billed interest on deferred loan products that we expect we will be obligated to remit to the Bank Partners due to the borrower paying off the loan balance in full within the promotional period. The historical period over which we evaluate reversal rates may also vary among the categories of deferred loan products based on the length and relevance of our historical experience with such products at the measurement date.
Discount rate: The discount rate reflects the time value of money adjusted for a risk premium.
The following table presents quantitative information about the significant unobservable inputs used to value the Level 3 FCR liability as of the dates presented.

	March 31, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Reversal rate	64.8% – 100.0%	89.9%	64.8 – 100.0%	89.2%
Discount rate	3.5%	3.5%	3.5%	3.5%
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
Sales facilitation obligations
In May 2020, the Company entered into a series of agreements (collectively, the “Facility Bank Partner Agreements”) with an existing Bank Partner to provide for the programmatic sale of loan participations and whole loans by that Bank Partner to third parties. Under the Facility Bank Partner Agreements, purchasers issue purchase commitments to the Bank Partner. The Company has certain sales facilitation obligations related thereto that qualify as embedded derivatives and are not designated as hedges for accounting purposes. As such, these sales facilitation obligations are recorded at fair value and changes in their respective fair value are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
First, the Company agreed under the Facility Bank Partner Agreements to facilitate sales by the Bank Partner of loan participations and whole loans to third parties (including sales to the Company or its affiliates, including the Warehouse SPV) by funding into an escrow account, established by the Company for the Bank Partner, the shortfall (if any) in purchase price commitment below par (“purchase price discount”) at the time a purchase commitment is made. The Bank Partner agreed that it will fund into the escrow account any purchase price in excess of par (“purchase price premium”) received in connection with a sale. Any purchase price discount will net settle with any contemporaneous purchase price premiums upon sale of the loan participations or whole loans, with a net discount being settled by a release of escrow funds to the Bank Partner at sale and a net premium being settled by a release of excess escrow funds (above minimum escrow requirements), if any, to the Company shortly following any such sale.
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
At March 31, 2021 and December 31, 2020, the Company had sales facilitation obligations for which the fair value of the liability was $19.3 million and $10.7 million, respectively. The change in fair value for the three months ended March 31, 2021 was $8.6 million and is reflected in cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. As the first sales facilitation obligations were entered into in the third quarter of 2020, there were no such amounts recorded for the three months ended March 31, 2020.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 4. Loan Receivables Held for Sale
The following table summarizes the activity in the balance of loan receivables held for sale, net at lower of cost or fair value during the periods indicated.

	Three Months Ended March 31,
	2021	2020
Beginning balance	$571,415	$51,926
Additions(1)	225,209	1,071
Proceeds from sales and borrower payments(2)	(446,416)	(29,035)
Loss on sale	(3,371)	—
Decrease (increase) in valuation allowance(3)	(2,244)	288
Transfers(4)	872	56
Write-offs and other(5)	(2,522)	(3,247)
Ending balance	$342,943	$21,059
(1)Includes purchase of $209.5 million participations in loans through the Warehouse SPV, which was established in mid-2020.
(2)We retain servicing arrangements on sold loan receivables with comparable terms and conditions as loans that are not participated by our Bank Partners. Additions also include accrued interest and fees and recoveries of previously charged-off loan receivables held for sale. Income from loan receivables held for sale activities is recorded within interest and other revenue in the Unaudited Condensed Consolidated Statements of Operations.
(3)During the three months ended March 31, 2021, the valuation allowance increased by $3.5 million due to the change in the lower of cost or fair value adjustment on our Warehouse Loan Participations, partially offset by a decrease in our provision for credit losses of $1.1 million and the lower of cost or fair value adjustment on all other loan receivables held for sale of $135 thousand.
During the three months ended March 31, 2020, the valuation allowance decreased for the change in the provision for credit losses.
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
(5)We received recovery payments of $137 thousand and $55 thousand during the three months ended March 31, 2021 and 2020, respectively. Recoveries of principal and finance charges and fees on previously written off loan receivables held for sale are recognized on a collected basis and the cash proceeds received are recorded within sales, general and administrative expense in the Unaudited Condensed Consolidated Statements of Operations.
Note 5. Accounts Receivable
As of March 31, 2021, our allowance for losses on accounts receivable was measured under ASC 326. Historically, the majority of our pools of accounts receivable did not have write-offs. For the pool of accounts receivable for which we had historical write-offs, we used an aging method and the average 12-month historical loss rate as a basis for estimating credit losses on the current accounts receivable balance. In the absence of relevant historical loss experience for the other pools of accounts receivables, we also used this average 12-month loss rate to inform our estimate of credit losses on those balances. Given (i) our methods of collecting funds on merchant and servicing receivables, (ii) that we have not observed meaningful changes in our counterparties' abilities to pay, and (iii) that we establish an allowance for all delinquent accounts receivable (typically deemed to be 31 days or more past due), providing for a maximum 30-day term of our accounts receivable balances, we determined that our historical loss rates remain most indicative of our lifetime expected losses.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Accounts receivable consisted of the following as of the dates indicated.

	Accounts Receivable, Gross	Allowance for Uncollectible Amounts	Accounts Receivable, Net
March 31, 2021
Transaction related	$8,150	$(431)	$7,719
Servicing related	10,770	—	10,770
Total	$18,920	$(431)	$18,489
December 31, 2020
Transaction related	$10,533	$(313)	$10,220
Servicing related	11,738	—	11,738
Total	$22,271	$(313)	$21,958
The following table summarizes the activity in the balance of allowance for uncollectible amounts during the period from January 1, 2021 through March 31, 2021.

Allowance for Uncollectible Amounts
Beginning balance	$(313)
Provision for expected losses	(170)
Write-offs	52
Recoveries	—
Ending balance	$(431)

Note 6. Property, Equipment and Software
Property, equipment and software were as follows as of the dates indicated.

	March 31, 2021	December 31, 2020
Furniture	$1,592	$2,680
Leasehold improvements	3,604	4,399
Computer hardware	2,522	2,690
Software	33,864	30,641
Total property, equipment and software, at cost	41,582	40,410
Less: accumulated depreciation	(5,092)	(6,580)
Less: accumulated amortization	(14,664)	(12,378)
Total property, equipment and software, net	$21,826	$21,452

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
Revolving loan facility. Under the 2018 Amended Credit Agreement, the maturity date of the $100.0 million revolving loan facility was extended to March 29, 2023. Further, the interest margin applied to revolving loans that incur interest at a base rate was modified to 2.00% per annum and the margin applied to revolving loans that incur interest at an adjusted LIBOR rate was modified to 3.00% per annum. However, if our first lien net leverage ratio is equal to or above 1.50 to 1.00, these interest margins are raised to 2.25% and 3.25%, respectively. As of March 31, 2021 and December 31, 2020, we had no borrowings under the revolving loan facility. Lastly, the 2018 Amended Credit Agreement provided for a $10.0 million letter of credit, which, to the extent drawn upon, would reduce the amount of availability under the revolving loan facility by the same amount. We had nothing drawn under our available letter of credit as of March 31, 2021.
We are subject to a quarterly commitment fee based on the daily unused amount of the revolving loan facility, inclusive of the aggregate amount available to be drawn under letters of credit, of which $10.0 million was available, but unused, as of March 31, 2021. The quarterly commitment fee rate is 0.50% per annum when our first lien net leverage ratio is above 1.50 to 1.00, but is reduced to 0.375% for any quarterly period in which our first lien net leverage ratio is equal to or below 1.50 to 1.00. For the three months ended March 31, 2021 and 2020, we recognized $125 thousand and $106 thousand, respectively, of commitment fees within interest expense in the Unaudited Condensed Consolidated Statements of Operations.
2020 Amended Credit Agreement
In June 2020, we entered into a second amendment to our Credit Agreement ("2020 Amended Credit Agreement"), which provided for an additional $75.0 million term loan ("incremental term loan"). The term loan and revolving loan facility under the 2018 Amended Credit Agreement and incremental term loan under the 2020 Amended Credit Agreement are collectively referred to as the "Credit Facility," and the 2018 Amended Credit Agreement and the 2020 Amended Credit Agreement are collectively referred to as the "Amended Credit Agreement." The modified term loan and the incremental term loan are collectively referred to as the "term loan." The incremental term loan incurs interest, due monthly in arrears, at an adjusted LIBOR rate, which represents the one-month LIBOR rate multiplied by the statutory reserve rate, as defined in the 2020 Amended Credit Agreement, with a 1% LIBOR floor, plus 450 basis points. The incremental term loan has the same security, maturity, principal amortization, prepayment, and covenant terms as the 2018 Amended Credit Agreement, maturing on March 29, 2025.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Key details of the term loan are as follows:

	March 31, 2021	December 31, 2020
Term loan, face value(1)	$462,438	$463,625
Unamortized debt discount(2)	(4,843)	(5,153)
Unamortized debt issuance costs(2)	(5,325)	(5,666)
Term loan	$452,270	$452,806
(1)The principal balance of the term loan is scheduled to be repaid on a quarterly basis at an amortization rate of 0.25% per quarter through December 31, 2024, with the balance due at maturity.
(2)For the three months ended March 31, 2021 and 2020, debt discount of $310 thousand and $153 thousand, respectively, and debt issuance costs of $341 thousand and $263 thousand, respectively, were amortized into interest expense in the Unaudited Condensed Consolidated Statements of Operations.
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
The non-financial covenants include, among other things, restrictions on indebtedness, liens and fundamental changes to the business (such as acquisitions, mergers, liquidations or changes in the nature of the business, asset dispositions, restricted payments, transactions with affiliates and other customary matters).    The Amended Credit Agreement also includes various negative covenants, including one that restricts GS Holdings from making non-tax distributions unless certain financial tests are met. We were in compliance with all covenants, both financial and non-financial, as of March 31, 2021 and December 31, 2020.
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
Warehouse Facility
In May 2020, the Warehouse SPV entered into a warehouse credit agreement with JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent, and the lenders party thereto from time to time ("Warehouse Facility Lenders") to establish an asset-backed revolving credit facility to finance purchases by the Warehouse SPV of participation interests in loans originated through the GreenSky program (the "Warehouse Facility"). The Warehouse Facility initially provided a revolving committed financing of $300.0 million, with an additional $200.0 million uncommitted accordion that was accessed in July 2020. The interest rate on the Class A loans under the Warehouse Facility is the applicable commercial paper conduit funding rate (or, if the Warehouse Facility Lenders do not fund their advances under the Warehouse Facility through commercial paper markets, 3-month LIBOR plus 0.50%) plus 2.50%. On the three month anniversary of the closing date, the Company became subject to a fee based on a percentage of the total financing commitment that remains unused. The revolving funding period is one year and the initial maturity date was May 10, 2022. Upon obtaining the financing commitment, the Warehouse SPV was required to pay JPMorgan an upfront, nonrefundable fee ("upfront fees") equal to 0.15% of loan commitments. The Warehouse SPV paid various other legal and banking fees associated with obtaining the financing in conjunction

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

with the closing of the Warehouse Facility in May 2020, including upfront fees of approximately $1.0 million which are deferred over the life of the Warehouse Facility.
Amended Warehouse Facility
On December 18, 2020, the Warehouse Facility was amended (the "Amended Warehouse Facility") to increase the amount of the Warehouse Facility’s revolving commitment from $300.0 million to $555.0 million, including $500.0 million under the Class A commitment and $55.0 million under the Class B commitment. The Amended Warehouse Facility established terms for the Class B commitment (including the advance rate for the Class B loans and an interest rate on the Class B loans under the Warehouse Facility equal to a fixed spread over one-month LIBOR), and extended the commitment termination date to December 17, 2021 and the maturity date to December 17, 2023. The Amended Warehouse Facility also established the fee for unused Class B commitments. The Warehouse SPV paid various other legal and banking fees in December 2020 associated with the Amended Warehouse Facility, including upfront fees, of approximately $1.6 million which were deferred over the remaining life of the Amended Warehouse Facility. The Warehouse Facility and the Amended Warehouse Facility are collectively referred to as the "Warehouse Facility."
As of March 31, 2021, the outstanding balance on the Warehouse Facility was $295.9 million. The Warehouse Facility is secured by the loan participations held by the Warehouse SPV, and Warehouse Facility Lenders do not have direct recourse to the Company for any loans made under the Warehouse Facility. During the three months ended March 31, 2021, we amortized $196 thousand of related legal, banking and upfront fees into cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
The Warehouse SPV's ability to utilize the Warehouse Facility is subject to the Warehouse SPV's compliance with various covenants and other requirements of the warehouse credit agreement. As of March 31, 2021, the Warehouse SPV was in compliance with each of these covenants.
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
As of March 31, 2021, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

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
In January 2021, as required under the Warehouse Facility, the Warehouse SPV entered into a $555.0 million notional amortizing interest rate cap agreement to protect against changes in cash flows attributable to interest rate risk on the variable-rate Warehouse Facility to the extent three-month LIBOR exceeds 2.5%. The interest rate cap has a maturity date of December 18, 2023. An upfront premium was paid for this interest rate cap agreement and the Company elected not to apply hedge accounting to the interest rate cap; therefore, changes in its fair value are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. See Note 3 for additional information on the interest rate cap.
Derivative Instruments on our Unaudited Condensed Consolidated Financial Statements
The following table presents the fair values and Unaudited Condensed Consolidated Balance Sheets locations of our derivative instruments as of the dates indicated.

	Balance Sheet Location	March 31, 2021	December 31, 2020
Designated as cash flow hedges
Interest rate swap	Other liabilities	$12,116	$14,182
Not designated as hedges
FCR liability	Finance charge reversal liability	$167,436	$185,134
Sales facilitation obligations	Other liabilities	19,264	10,655
Interest rate cap	Other assets	251	—
The following table presents the impacts of our derivative instruments on our Unaudited Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Designated as cash flow hedges
Interest rate swap – gain (loss) reclassified into interest expense	$(1,468)	$(107)
Interest rate swap – gain (loss) reclassified into income tax expense	145	9
Not designated as hedges
FCR liability – change in fair value recorded in cost of revenue	$26,417	$52,504
Sales facilitation obligations - change in fair value recorded in cost of revenue	8,609	—
Interest rate cap - change in fair value recorded in cost of revenue	251	—
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

	Three Months Ended March 31,
	2021	2020
Cash Flow Hedge
Accumulated other comprehensive income (loss), beginning balance	$(4,340)	$(756)
Other comprehensive income (loss) before reclassifications and tax	234	(4,706)
Tax (expense) benefit	(54)	1,139
Other comprehensive income (loss) before reclassifications, net of tax	180	(3,567)
Reclassifications out of accumulated other comprehensive income (loss), net of tax(1)	448	29
Net (increase) decrease in other comprehensive loss	628	(3,538)
Accumulated other comprehensive income (loss), ending balance	$(3,712)	$(4,294)
(1)Net of tax benefit (expense) of $145 thousand and $9 thousand during the three months ended March 31, 2021 and 2020, respectively.
Based on the current interest rate environment, the Company estimates that approximately $5.8 million of net unrealized losses reported in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.
Note 9. Other Assets and Liabilities
The following table details the components of other assets in the Unaudited Condensed Consolidated Balance Sheets as of the dates indicated.

	March 31, 2021	December 31, 2020
Servicing assets(1)	$37,944	$30,804
Right-of-use assets(2)	7,375	8,265
Prepaid expenses(3)	6,015	8,860
Related party receivables	84	88
Insurance recoveries(4)	26,900	—
Other receivables and assets	10,015	4,626
Other assets	$88,333	$52,643
(1)We elected the fair value method to account for our servicing assets. Refer to Note 3 for additional information.
(2)Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term. Refer to Note 14 for additional information on our ROU assets.
(3)Includes $1.1 million of implementation costs related to a new cloud computing arrangement which is categorized as a hosting arrangement that is a service contract under ASU 2018-15. Amortization for the period ended March 31, 2021 is $50 thousand and accumulated amortization as of March 31, 2021 is $59 thousand.
(4)Insurance recoveries related to legal proceedings. Refer to Note 14 for additional information.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table details the components of other liabilities in the Unaudited Condensed Consolidated Balance Sheets as of the dates indicated.

	March 31, 2021	December 31, 2020
Transaction processing liabilities	$31,594	$30,169
Servicing liabilities(1)	1,619	1,984
Distributions payable	1,995	3,136
Interest rate swap(2)	12,116	14,182
Tax related liabilities(3)	667	691
Deferred lease liabilities	9,039	10,107
Legal settlement accrual(4)	27,500	—
Accruals and other liabilities	8,835	10,245
Sales facilitation obligations(5)	19,264	10,655
Other liabilities	$112,629	$81,169
(1)We elected the fair value method to account for our servicing liabilities. Refer to Note 3 for additional information.
(2)Refer to Note 3 and Note 8 for additional information on our interest rate swap, which was in a liability position as of March 31, 2021 and December 31, 2020.
(3)Tax related liabilities primarily include certain taxes payable related to the Reorganization Transactions.
(4)Refer to Note 14 for additional information on our legal proceedings.
(5)Changes in the fair value of the embedded derivative for loan participation commitments are recognized as a mark-to-market in cost of revenue for the period.
Note 10. Noncontrolling Interests
GreenSky, Inc. is the sole managing member of GS Holdings and consolidates the financial results of GS Holdings. Therefore, the Company reports a noncontrolling interest based on the common units of GS Holdings, held by the Continuing LLC Members. Changes in GreenSky, Inc.’s ownership interest in GS Holdings, while GreenSky, Inc. retains its controlling interest in GS Holdings, are accounted for as equity transactions. As such, future redemptions or direct exchanges of Holdco Units by the Continuing LLC Members (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Unaudited Condensed Consolidated Financial Statements representing the GS Holdings interests held by Continuing LLC Members. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the noncontrolling interests. During the three months ended March 31, 2021 and 2020, GreenSky, Inc. had a weighted average ownership interest in GS Holdings of 40.5% and 36.2%, respectively.
During the three months ended March 31, 2021, an aggregate of 0.1 million Holdco Units were exchanged by the Continuing LLC Members (with automatic cancellation of Class B common stock) for 0.1 million newly-issued shares of Class A common stock, and 2.0 million shares of Class A restricted stock were issued, which increased our total ownership interest in GS Holdings to 42.5% as of March 31, 2021 from 42.0% as of December 31, 2020.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 11. Stockholders Equity (Deficit)
Treasury Stock
As of March 31, 2021, there were 15,055,886 shares of Class A common stock held in treasury, including: (i) purchases of 13,425,688 shares at a cost of $146.1 million, (ii) 1,300,764 shares associated with forfeited restricted stock awards, and (iii) 329,434 shares associated with tax withholdings upon vesting of restricted stock awards. There were no reissuances of treasury shares during the three months ended March 31, 2021and 2020.
Distributions
The following table summarizes activity associated with our non-tax and tax distributions during the periods indicated.

	Three Months Ended March 31,		Remaining Reserved Payment(1)
(in thousands)	2021	2020
Non-tax distributions previously declared and paid upon vesting
Credit Agreement Distributions(2)
Distributions	$769	$1,129	$1,295
Special Operating Distributions(3)
Distributions	372	533	700
Tax distributions	3,388	31,136	N/A
Total	$4,529	$32,798	$1,995
(1)As of March 31, 2021, all remaining portions of the non-tax distributions were recorded within other liabilities in the Unaudited Condensed Consolidated Balance Sheets.
(2)See Note 7 for discussion of distributions using the proceeds from our borrowings.
(3)In May 2018, we declared a special operating distribution of $26.2 million and, in December 2017, we declared a $160.0 million special cash distribution to Holdco Unit holders and holders of profits interests.
Note 12. Share-Based Compensation
The Company has the following types of share-based compensation awards outstanding as of March 31, 2021: Class A common stock options, unvested Holdco Units and unvested Class A common stock awards. We recorded share-based compensation expense for the three months ended March 31, 2021 and 2020 of $3.7 million and $3.5 million, respectively, of which $3.3 million and $3.2 million are included within compensation and benefits expense and $387 thousand and $270 thousand are included within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Class A Common Stock Options
Class A common stock option ("Options") activity was as follows during the periods indicated:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options
Outstanding at beginning of period	3,862,926	$9.70	4,181,909
Granted	—	—	—
Exercised(1)(2)	(104,833)	5.65	(105,000)
Forfeited	(437,698)	7.85	(201,615)
Expired(3)	(217,476)	12.23	(15,500)
Outstanding at end of period(4)	3,102,919	$9.93	3,859,794
Exercisable at end of period(4)(5)	1,351,989	$11.10	1,543,292
(1)The total intrinsic value of Options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, during the three months ended March 31, 2021 and 2020 was $145 thousand and $205 thousand, respectively.
(2)During the three months ended March 31, 2021, employees paid $27 thousand to the Company to exercise Options which resulted in the issuance of 4,833 shares of Class A common stock. In addition, during this period, Options exercisable for 100,000 shares of Class A common stock were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 13,891 shares of Class A common stock and for which the Company withheld taxes of $42 thousand.
During the three months ended March 31, 2020, Options exercisable for 105,000 shares of Class A common stock were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 15,051 shares of Class A common stock and for which the Company withheld taxes of $73 thousand.
(3)Expired Options represent vested, underwater Options that were not exercised by terminated employees as stipulated in the Option award agreements, generally within 30 days from the employment termination date.
(4)The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of the date indicated:

March 31, 2021
Aggregate intrinsic value (in thousands)
Options outstanding	$2,264
Options exercisable	$229
Weighted average remaining term (in years)
Options outstanding	7.4
Options exercisable	6.3

(5)The total fair value, based on grant date fair value, of Options that vested during the three months ended March 31, 2021 and 2020 was $1.2 million and $1.5 million, respectively.

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

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Number of Holdco Units	Weighted Average Grant Date Fair Value	Number of Holdco Units
Unvested at beginning of period	489,486	$23.00	1,112,607
Forfeited	—	23.00	—
Vested(1)	(93,800)	23.00	(134,582)
Unvested at end of period	395,686	$23.00	978,025
(1)The total fair value, based on grant date fair value, of previously unvested Holdco Units that vested during the three months ended March 31, 2021 and 2020 was $2.2 million and $3.1 million, respectively.
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
Unvested Class A common stock activity was as follows during the periods indicated:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Class A Common Stock	Weighted Average Grant Date Fair Value	Class A Common Stock
Unvested at beginning of period	4,956,922	$6.53	2,999,343
Granted	2,019,240	6.77	—
Forfeited(1)	(380,786)	6.81	(181,794)
Vested(2)	(302,493)	13.19	(412,427)
Unvested at end of period	6,292,883	$6.27	2,405,122
(1)Forfeited shares of unvested Class A common stock associated with restricted stock awards are held in our treasury stock account. Refer to Note 11 for additional information on our treasury stock.
(2)The total fair value, based on grant date fair value, of previously unvested Class A common stock that vested during the three months ended March 31, 2021 and 2020 was $4.0 million and $5.4 million, respectively.

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
The Company’s effective tax rate for the three months ended March 31, 2021 was 13.4% and the Company recorded $1.9 million of income tax expense for the three months ended March 31, 2021. The Company’s effective tax rate for the three months ended March 31, 2021 was less than our combined federal and state statutory tax rate of 24.4%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests. The effective tax rate for the three months ended March 31, 2021 includes a stock-based compensation shortfall primarily related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs, and tax effects of a nondeductible regulatory matter which was recorded discretely during this period. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax; therefore, the effective tax rate can vary from period to period.
The Company's effective tax rate for the three months ended March 31, 2020 was 7.6% and the Company recorded $895 thousand of income tax benefit for the three months ended March 31, 2020. The Company's effective tax rate for the three months ended March 31, 2020 was less than our combined federal and state statutory tax rate of 24.3%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests. The effective tax rate for the three months ended March 31, 2020 included a stock-based compensation shortfall primarily related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs.
As of March 31, 2021 and December 31, 2020, the total liability related to uncertain tax positions was $98 thousand and $98 thousand, respectively. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were immaterial as of March 31, 2021, and therefore did not impact the effective income tax rate.
Deferred tax assets, net of $386.1 million and $388.0 million as of March 31, 2021 and December 31, 2020, respectively, relate primarily to the basis difference in our investment in GS Holdings. This basis difference arose primarily as a result of the Reorganization Transactions, the IPO and subsequent exchanges of Class B common stock for Class A common stock.
As of March 31, 2021, we concluded based on the weight of all available positive and negative evidence that all of our deferred tax assets are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
On May 23, 2018, we entered into a tax receivable agreement ("TRA") that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of GS Holdings resulting from any redemptions or exchanges of Holdco Units and from our acquisition of the equity of certain of the Former Corporate Investors, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

interest pursuant to the TRA (the "TRA Payments"). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in GS Holdings or us. The rights of each member of GS Holdings that is a party to the TRA are assignable to transferees of their respective Holdco Units. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable. During the three months ended March 31, 2021 and 2020, we did not make any payments to members of GS Holdings pursuant to the TRA.
As of March 31, 2021 and December 31, 2020, the Company had a liability of $310.6 million and $310.4 million, respectively, related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Unaudited Condensed Consolidated Balance Sheets.
Note 14. Commitments, Contingencies and Guarantees
Commitment
Leases
In accordance with ASC 842, Leases, we determine if an arrangement is or contains a lease at inception of the contract. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We primarily lease our premises under multi-year, non-cancelable operating leases. Operating leases are included in other assets and other liabilities in our Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, we did not have any finance leases.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. Operating lease cost associated with our ROU assets and lease liabilities was $1.0 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. See Note 15 for additional information regarding office space leased from a related party.
Our operating leases have terms expiring from 2021 through 2024, exclusive of renewal option periods. Our leases contain renewal option periods ranging from five to fifteen years from the expiration dates. In our normal course of business, we expect our leases to be renewed, amended or replaced by other leases.
As of March 31, 2021, we did not have any operating leases that had not yet commenced.
Supplemental balance sheet information related to our operating leases was as follows as of the dates indicated.

	March 31, 2021	December 31, 2020
Operating lease ROU assets	$7,375	$8,265
Operating lease liabilities	$9,039	$10,107
Weighted average remaining lease term (in years)	2.2	2.4
Weighted average discount rate	5.8%	5.8%

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table provides a reconciliation of the total undiscounted cash flows related to our future lease obligations recorded in other liabilities in the Unaudited Condensed Consolidated Balance Sheets in accordance with ASC 842:

March 31, 2021
Remainder of 2021	$3,688
2022	3,706
2023	1,501
2024	810
2025	—
Thereafter	—
Total lease payments	$9,705
Less: imputed interest	(666)
Operating lease liabilities	$9,039
Covenants
Our transaction processor and some Bank Partners impose financial covenants upon our wholly-owned subsidiary, GSLLC. As of March 31, 2021 and December 31, 2020, GSLLC was in compliance with the financial covenant provisions in these agreements. In addition, the agreements entered into as part of our loan participation sales with institutional investors and financial institutions impose financial covenants upon the Company. As of March 31, 2021, the Company was in compliance with the financial covenant provisions in these agreements. See Note 7 for discussion of financial and non-financial covenants associated with our borrowings.
Other Commitments
As of March 31, 2021 and December 31, 2020, the outstanding open and unused line of credit on approved loan receivables held for sale was $29.5 million and $99.9 million, respectively. We did not record a provision for these unfunded commitments, but believe we have adequate cash on hand to fund these commitments.
For certain Bank Partners, we maintain a restricted cash balance based on a contractual percentage of the total interest billed on outstanding deferred interest loans that are within their respective promotional periods less previous FCR on such outstanding loans. As of March 31, 2021 and December 31, 2020, restricted cash in the Unaudited Condensed Consolidated Balance Sheets included $74.5 million and $84.6 million, respectively, associated with these arrangements.
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
Further, from time to time, we place Bank Partner loans on non-accrual and non-payment status (“Pended Status”) while we investigate consumer loan balance inquiries, which may arise from disputed charges related to work performed by third-party merchants. As of March 31, 2021, Bank Partner loan balances in Pended Status were $11.6 million. While it is management’s expectation that most of these loan balance inquiries will be resolved without incident, in certain instances we may determine that it is appropriate for the Company to permanently reverse the loan balance and assume the economic responsibility for any such loan balance. We record a liability for these instances. As of March 31, 2021, our liability for potential Pended Status future losses was $4.1 million.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Legal Proceedings
IPO Litigation. The Company, together with certain of its officers and directors and one of its former directors and certain underwriters of the Company’s IPO, were named in a putative class action that was filed in the Supreme Court of the State of New York (In Re: GreenSky, Inc. Securities Litigation (Consolidated Action), Index No. 655626/2018 (N.Y. Sup. Ct.) (the “State Case”)), and are also named in a putative class action currently pending in the United States District Court for the Southern District of New York (the "District Court") (In Re: GreenSky, Inc. Securities Litigation (Consolidated Action), Case No. 1:2018-cv-11071-AKH (S.D.N.Y.) (the “Federal Case”)). The plaintiffs in the Federal Case generally allege (and the plaintiffs in the State Case generally alleged) that the offering documents in the IPO contained certain misstatements and omissions under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The defendants deny the allegations in the Federal Case and believe they are without merit. The District Court has certified a class of certain purchasers of securities in the IPO.
The parties in the Federal Case have entered into a binding Memorandum of Understanding to settle the matter. The District Court has ordered that the settlement documents be filed no later than May 24, 2021, and has set a status conference for June 11, 2021. The proposed settlement is subject to notice and approval by the District Court. Substantially all amounts payable by the Company under the proposed settlement will be paid by the Company’s insurers. The payable under the proposed settlement and the related insurance proceeds are recorded in other liabilities and other assets, respectively, in the Company’s Unaudited Condensed Consolidated Balance Sheets at March 31, 2021.
On April 22, 2020, the Supreme Court of the State of New York dismissed the State Case in its entirety and without leave to amend. On August 13, 2020, the plaintiffs in the State Case filed a notice of appeal of the court's order. Plaintiffs did not timely file their appeal, and the State Case is therefore concluded.
Regulatory matter. We have, from time to time in the normal course of our business, received or are subject to, inquiries or investigations by regulators regarding the GreenSky program, including the origination and servicing of consumer loans, practices by merchants or other third parties, and licensing and registration requirements. In connection with one of these matters, the staff of the Consumer Financial Protection Bureau ("CFPB") has informed us that, unless the parties are able to reach a settlement, the CFPB intends to bring an enforcement action against us relating to certain of our policies, procedures and processes, including loan origination processes. We believe that it is in our best interest to determine whether this matter can be resolved on terms acceptable to us and are actively engaged in settlement discussions with the staff of the CFPB. We have recorded an estimated liability in connection with this matter in accordance with ASC 450-20, Contingencies: Loss Contingencies, as of March 31, 2021, based on settlement discussions to date. The estimated liability is recorded in other liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020. While it is reasonably possible that the outcome of this matter, which could result in injunctive action, a civil monetary penalty and customer remediation, could have a material adverse effect on our financial statements, we cannot reasonably estimate a range of loss beyond the estimated liability recorded.
Other matters. We are also involved in a number of other proceedings concerning matters arising in connection with the ordinary conduct of our business. While the ultimate outcome of such proceedings cannot be determined, we do not believe that the resolution of these other proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
With respect to all legal proceedings, it is our policy to recognize legal fees as they are incurred as a sales, general and administrative expense in our Consolidated Statements of Operations.
Financial Guarantees
As of March 31, 2021, the contingent aspect of our financial guarantee was measured under ASC 326, Financial Instruments – Credit Losses, which requires us to estimate expected credit losses, and the impact of those estimates on our required payments under the financial guarantee arrangement, for loans within our Bank Partner portfolios that are either funded or approved for funding at the measurement date, but precludes us from including future loan originations by our Bank Partners. Consistent with the modeling of loan losses for any consumer loan

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

portfolio assumed to go into "run-off," our recognized financial guarantee liability under this model represents a significant portion of the contractual escrow that we establish with each Bank Partner. Typically, changes in the estimated financial guarantee liability as measured under ASC 326 are driven primarily by new Bank Partner loans that are facilitated on our platform during the period and thereby increase the contractual escrow balance and, to a lesser degree, by changes in underlying assumptions.
We use a discounted cash flow method to estimate our expected risk of loss under the contingent aspect of our financial guarantees for each Bank Partner. Significant assumptions for each Bank Partner portfolio used in valuing our financial guarantee liability include the following:
Loan portfolio composition: We forecast each Bank Partner's loan portfolio composition in a "run-off" scenario, which is primarily impacted by expected loan prepayments and paydowns derived from historical behavior curves for each loan plan and were applied to each Bank Partner's portfolio based on its composition of loans and where such loans were in their economic life cycle at the measurement date. The loan portfolio composition additionally informs our forecasts of the components that determine our incentive payments or, alternatively, escrow usage. All other factors remaining constant, generally the higher the expected prepayments and pay down rates, the lower the measurement of our financial guarantee liability, as our contractual escrow balance is calculated based on the month-end outstanding portfolio balance.
Credit losses: We use lifetime historical credit loss experience for each loan plan comprising a Bank Partner's loan portfolio as a basis for estimating future credit losses. In assessing the current conditions and forecasts of future conditions as of March 31, 2021, we primarily considered the current and expected economic impacts of the COVID-19 pandemic on the macroeconomic environment, as well as initiatives undertaken by the Company to mitigate credit losses, such as the emphasis on our Bank Partners' super-prime promotional loan programs with our merchants and offering loan deferral options to GreenSky program borrowers. All other factors remaining constant, higher credit losses reduce our incentive payments and thereby increase our risk of loss for escrow usage. Generally, higher credit losses earlier in the forecast period expose us to greater risk of loss under our financial guarantee arrangements, as the contractual escrow balance is highest early in the forecast period in conjunction with the outstanding portfolio balance in a "run-off" scenario.
As of March 31, 2021 and December 31, 2020, the estimated value of the escrow financial guarantee was $124.2 million and $131.9 million, respectively, relative to our $175.3 million and $173.2 million contractual escrow that was included in our restricted cash balance as of March 31, 2021 and December 31, 2020, respectively. We recognized financial guarantee benefit of $3.9 million and financial guarantee expense of $18.4 million during the three months ended March 31, 2021 and 2020, respectively, in the Unaudited Condensed Consolidated Statements of Operations. Refer to Note 1 for additional discussion of our accounting for financial guarantees.
Note 15. Related Party Transactions
Lease
We lease office space from a related party under common management control for which lease expense is recognized within related party expenses in the Unaudited Condensed Consolidated Statements of Operations and for which operating lease ROU assets and operating lease liabilities are recognized within those respective line items in the Unaudited Condensed Consolidated Balance Sheets. Total operating lease cost related to this office space was $435 thousand and $435 thousand for the three months ended March 31, 2021 and 2020, respectively. Operating lease ROU assets and operating lease liabilities related to this office space were $3.5 million and $4.1 million, respectively, as of March 31, 2021, and $3.9 million and $4.5 million, respectively, as of December 31, 2020.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 17. Variable Interest Entities
Upon completion of our IPO, GreenSky, Inc. became the managing member of GS Holdings with 100% of the management and voting power in GS Holdings. In its capacity as managing member, GreenSky, Inc. has the sole authority to make decisions on behalf of GS Holdings and bind GS Holdings to agreements. GS Holdings maintains separate capital accounts for its investors as a mechanism for tracking earnings and subsequent distribution rights. Accordingly, management concluded that GS Holdings is a limited partnership or similar legal entity as contemplated in ASC 810, Consolidation. Further, management concluded that GreenSky, Inc. is GS Holdings' primary beneficiary and, as such, GreenSky, Inc. consolidates the results of GS Holdings for financial reporting purposes under the variable interest consolidation model guidance in ASC 810.
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
The Warehouse SPV's relationship with GSLLC results in no recourse to the general credit of the Company. Further, the Company has no contractual requirement to provide financial support to the Warehouse SPV. In addition, each of the Warehouse SPV and Depositor is a separate legal entity from the Company and from each other subsidiary of the Company, the respective assets of the Warehouse SPV and Depositor are owned by the Warehouse SPV and Depositor, respectively, and are solely available to satisfy their respective creditors. As such, neither the Warehouse SPV’s assets nor Depositor’s assets are available to satisfy obligations of GreenSky, Inc., GS Holdings, GSLLC or other subsidiaries of the Company.
Pursuant to the Facility Bank Partner Agreements, GreenSky acts as servicer on behalf of a Bank Partner for the loans with respect to which loan participations have been sold to third parties. GreenSky has concluded that the third parties that purchased loan participations are variable interest entities and, primarily as a result of this at-market servicing arrangement, GreenSky maintains a variable interest in the third party purchasers. However, as GreenSky is not the primary beneficiary of the purchasers and does not consolidate the purchasers, GreenSky lacks the power to direct the activities of the purchasers that most significantly impact their economic performance. Our exposure to loss is limited to compensation provided through the servicing arrangement and the Company would only experience a loss if it were required to repurchase a loan participation due to a breach in representations and warranties associated with its loan sale or servicing contracts. GreenSky did not provide any financial support to the variable interest entities in 2021. The loan participations transferred to the purchasers qualified for sales treatment under ASC 860, Transfers and Servicing, as the participations were legally isolated from the Company, the purchasers had the right to freely pledge or exchange their interests in the participations, and the Company does not maintain effective control over the transferred participations.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table presents the balances related to GS Holdings, inclusive of the Warehouse SPV, that are included in the Unaudited Condensed Consolidated Balance Sheets as of the dates indicated, inclusive of GreenSky, Inc.'s interest in the variable interest entity.

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$161,890	$116,231
Restricted cash	300,414	319,879
Loan receivables held for sale, net	342,943	571,415
Accounts receivable, net	18,489	21,958
Property, equipment and software, net	21,826	21,452
Other assets	55,223	51,965
Total assets(1)	$900,785	$1,102,900

Liabilities and Members Equity (Deficit)
Liabilities
Accounts payable	$31,117	$15,418
Accrued compensation and benefits	10,299	13,666
Other accrued expenses	12,115	5,207
Finance charge reversal liability	167,436	185,134
Term loan	452,269	452,806
SPV facility	295,877	502,830.00
Financial guarantee liability	124,217	131,894
Other liabilities	85,061	80,478
Total liabilities(2)	1,178,391	1,387,433

Members Equity (Deficit)
Equity (deficit) attributable to Continuing LLC Members	(161,614)	(169,484)
Equity (deficit) attributable to GreenSky, Inc.	(115,992)	(115,049)
Total members equity (deficit)	(277,606)	(284,533)
Total liabilities and members equity (deficit)	$900,785	$1,102,900
(1)Includes $355.5 million and $600.8 million of assets held by the Warehouse SPV as of March 31, 2021 and December 31, 2020, respectively.
(2)Includes $296.8 million and $503.9 million of liabilities held by the Warehouse SPV as of March 31, 2021 and December 31, 2020, respectively.
The following table reflects the impact of consolidation of GS Holdings, inclusive of the Warehouse SPV, into the Unaudited Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Total revenue	$125,172	$121,857
Total costs and expenses	105,456	129,649
Operating profit	19,716	(7,792)
Total other income (expense), net	(5,722)	(4,106)
Net income (loss)	$13,994	$(11,898)

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table reflects the cash flow impact of GS Holdings, inclusive of the Warehouse SPV, on the Unaudited Condensed Consolidated Statements of Cash Flows for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$245,135	$41,047
Net cash used in investing activities	(3,452)	(3,354)
Net cash used in financing activities	(215,489)	(49,813)
Net increase (decrease) in cash and cash equivalents and restricted cash	26,194	(12,120)
Cash and cash equivalents and restricted cash at beginning of period	436,110	427,811
Cash and cash equivalents and restricted cash at end of period	$462,304	$415,691

Note 18. Subsequent Events
Subsequent to March 31, 2021, the following events have occurred:
Funding Capacity and Loan Sales
•An existing Bank Partner increased its revolving commitment by $500 million to $2.0 billion and extended its commitment for an additional two years into the fourth quarter of 2023.
•An institutional investor with which the Company entered into a $1 billion, one-year forward flow purchase commitment in the first quarter of 2021, increased its purchase commitment by an additional $500 million (increasing the aggregate purchase commitment to $1.5 billion), in connection with the inclusion of additional loan product types to the forward flow arrangement. Loan participation sales of approximately $273 million were completed in April under the arrangement.
Distributions
In April 2021, GS Holdings finalized and paid tax distributions of $3.8 million to its members, including previously declared but unpaid non-tax distributions of $157 thousand to certain of its members upon vesting of their equity in GS Holdings.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(United States dollars in thousands, except per share data and unless otherwise indicated)
You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q, as well as the Audited Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the GreenSky, Inc. 2020 Form 10-K filed with the Securities and Exchange Commission on March 10, 2021 ("2020 Form 10-K"). This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under Part I, Item 1A. “Risk Factors” in the Company's 2020 From 10-K.
Unless the context requires otherwise, "we," "us," "our," "GreenSky" and "the Company" refer to GreenSky, Inc. and its subsidiaries.
Organization
GreenSky, Inc. was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an initial public offering ("IPO") of its Class A common stock and certain Reorganization Transactions, as further described in the 2020 Form 10-K, in order to carry on the business of GreenSky, LLC ("GSLLC"), a Georgia limited liability company, which is an operating entity. GS Holdings, LLC ("GS Holdings"), a holding company with no operating assets or operations, was organized as a wholly-owned subsidiary of GreenSky, Inc. in August 2017. On August 24, 2017, GS Holdings acquired a 100% interest in GSLLC. Common membership interests of GS Holdings are referred to as "Holdco Units." On May 24, 2018, the Company's Class A common stock commenced trading on the Nasdaq Global Select Market in connection with its IPO.
Executive Summary
Covid-19 Pandemic
On March 11, 2020, the World Health Organization designated the novel coronavirus disease (referred to as "COVID-19") as a global pandemic. In the second half of March 2020, the impact of COVID-19 and related actions to mitigate its spread within the U.S. began to impact our consolidated operating results. As of May 5, 2021, the date of filing this Quarterly Report on Form 10-Q, the duration and severity of the effects of COVID-19 remain unknown. Likewise, we do not know the duration and severity of the impact of COVID-19 on members of the GreenSky ecosystem – our merchants, Bank Partners, and GreenSky program borrowers – or our associates. In addition to instituting a Company-wide work-at-home program to ensure the safety of all GreenSky associates and their families, we formed a GreenSky Continuity Team that is tasked with communicating to employees on a regular basis regarding such efforts as planning for contingencies related to the COVID-19 pandemic, providing updated information and policies related to the safety and health of all GreenSky associates, and monitoring the pandemic for new developments that may impact GreenSky, our work locations and our associates. Our GreenSky Continuity Team is generally following the requirements and protocols as published by the U.S. Centers for Disease Control and Prevention and the World Health Organization, as well as state and local governments. As of the date of this filing, we have not begun to lift the actions put in place as part of our business continuity strategy, including work-at-home requirements and travel restrictions, and we do not believe that these protocols have materially adversely impacted our internal controls or financial reporting processes.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law. While we do not believe the impacts of the CARES Act were material during the three months ended March 31, 2021 and 2020, we continue to examine both the direct and indirect impacts that the CARES Act, and additional government relief measures, may have on our business, including impacts associated with the expiration of select CARES Act provisions.

The following are key impacts of COVID-19 on our business and response initiatives taken by the Company, in coordination with our network partners, to mitigate such impacts:
Transaction Volume. Our transaction volume began to be impacted significantly by COVID-19 in mid-March 2020 and continues to be impacted through the first quarter of 2021. For the three months ended March 31, 2021, our transaction volume decreased 6% compared to the three months ended March 31, 2020. We ended the first quarter of 2021 with significant momentum in our home improvement vertical with month-over-month increases in both the number of new applications and the number of new customer accounts from February to March 2021, representing the highest such increase for a February to March period in our history. While our elective healthcare services vertical continues to be more significantly impacted by COVID-19, we nevertheless achieved impactful transaction volume growth in the first quarter of 2021 compared to the fourth quarter of 2020. Our elective healthcare transactions currently are not a material portion of our business.
Portfolio Credit Losses. We entered the COVID-19 pandemic with historically strong credit performance and we believe our home improvement sector program borrowers, particularly in concert with our focus on promotional credit, are strongly resilient. To maintain our strong credit position in this uncertain economic environment, we continue to emphasize our super-prime promotional loan programs with our merchants. Additionally, in partnership with our Bank Partners, GreenSky program borrowers impacted by COVID-19 who requested hardship assistance have received temporary relief from payments. As of March 31, 2021, approximately 0.21% of the total servicing portfolio was in payment deferral.
While our efforts (and those of our Bank Partners) have thus far been effective in mitigating substantial credit losses, the potential remains for increased portfolio credit losses in 2021 as compared to 2020. The timing and extent of these future portfolio credit losses are not yet known given the ongoing COVID-19 pandemic. These potential credit losses would reduce our incentive payments from our Bank Partners.
As the impact of COVID-19 continues to persist and evolve, GreenSky remains committed to serving GreenSky program borrowers, our Bank Partners and merchants, while caring for the safety of our associates and their families. The potential impact that COVID-19 could have on our financial condition and results of operations remains highly uncertain. For more information, refer to Part I, Item 1A. "Risk Factors" in our 2020 10-K and, in particular, "– The global outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance and results of operations."
Key Developments
GreenSky continues to execute its strategy to diversify its funding to include a combination of commitments from Bank Partners and alternative funding structures. Specific key developments during the three months ended March 31, 2021 include:
•We executed an arrangement with a leading life insurance company that included an initial sale of loan participations totaling approximately $135 million and a forward flow commitment for up to $1.0 billion in additional loan participation sales over a one-year period. In April 2021, this arrangement was increased by $500 million, to $1.5 billion, in connection with the inclusion of an additional loan product type to the forward flow arrangement.
•GreenSky executed sales of approximately $315 million in loan participations and whole loans (inclusive of the sale referenced above). A portion of these transactions included the sale of participations previously purchased by the Warehouse SPV, and the related proceeds from the sale of such participations were used to pay down amounts previously borrowed under the Warehouse Facility. Our Warehouse Facility liability decreased by a net $207.0 million in the first quarter.
•In February 2021, one of the institutional investors that purchased loan participations in 2020, completed a securitization of the loan participations, constituting the first securitization of GreenSky program assets.

Additional key developments thus far in the second quarter of 2021 include:
•In April 2021, an existing Bank Partner increased its revolving commitment by $500 million to $2.0 billion and extended its commitment for an additional two years into the fourth quarter of 2023.
•In April 2021, the Company entered into a binding memorandum of understanding to settle the IPO litigation. Substantially all amounts payable under the proposed settlement will be paid by the Company’s insurers. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional information related to the proposed settlement.
First Quarter 2021 Results
The following are key business metrics and financial measures as of and for the three months ended March 31, 2021:
Business Metrics
•Transaction volume (as defined below) was $1.30 billion during the three months ended March 31, 2021 compared to $1.37 billion during the three months ended March 31, 2020, a decrease of 6%;
•Total revenue was $125.2 million during the three months ended March 31, 2021 compared to $121.9 million during the three months ended March 31, 2020, an increase of 3%;
•The outstanding balance of loans serviced by our platform totaled $9.32 billion as of March 31, 2021 compared to $9.26 billion as of March 31, 2020, an increase of 1%;
•We maintained a strong consumer profile. GreenSky program borrowers with credit scores at origination over 780 comprised 40% of the loan servicing portfolio as of March 31, 2021, and 89% of the loan servicing portfolio as of March 31, 2021 consisted of GreenSky program borrowers with credit scores at origination over 700; and
•As of March 31, 2021, 30-day delinquencies of loans in the GreenSky program were 0.76%, an improvement of 47 basis points over March 31, 2020 and 23 basis points over December 31, 2020. That delinquency rate includes accounts that received COVID-19 assistance that are no longer in payment deferral. Approximately 0.21% of the total loans serviced by our platform as of March 31, 2021 were in deferral status, compared to approximately 0.80% as of December 31, 2020 and 4% at the peak in the second quarter of 2020.
Financial Measures
We had net income of $12.1 million during the three months ended March 31, 2021 compared to a net loss of $10.9 million during the three months ended March 31, 2020. The higher earnings in the 2021 period was primarily due to:
•A $3.9 million non-cash benefit to financial guarantee expense in the three months ended March 31, 2021, compared to a $18.4 million expense in the same period in 2020. Refer to "Three Months Ended March 31, 2021 and 2020–Financial guarantee expense (benefit)" in this Part I, Item 2 as well as Note 1 and Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional discussion of our financial guarantee.
•Our cost of revenue decreased $8.3 million for the first quarter compared to a year ago, despite the impact of an $8.6 million mark-to-market expense in 2021 related to sales facilitation obligations. We did not have this mark-to-market-expense or sales facilitation obligations in the first quarter of 2020.
•These amounts were partially offset by sales, general and administrative costs that increased $4.7 million, including $6.3 million of non-recurring costs in 2021 primarily associated with legal and regulatory matters.
For additional information, see Results of Operations within this Part I, Item 2.

Adjusted EBITDA (as defined below) of $35.1 million during the three months ended March 31, 2021 increased from $17.1 million during the three months ended March 31, 2020. Information regarding our use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP (as defined below) measure, is included in "–Non-GAAP Financial Measure."
Seasonality. Historically, our business has generally been subject to seasonality in consumer spending and payment patterns. We cannot yet predict the impacts of COVID-19 on the seasonality of our business for the remainder of 2021 or future periods. For example, we have observed supply chain impacts on materials costs and project completion times, which can lead to increased consumer complaints. Increased project completion times can also increase variability from historical seasonality patterns.
Given that our home improvement vertical is a significant contributor to our overall revenue, our revenue growth generally has been higher during the second and third quarters of the year as the weather improves, the residential real estate market becomes more active and consumers begin home improvement projects. Conversely, our revenue growth generally has been relatively slower during the first and fourth quarters of the year, as consumer spending on home improvement projects tends to slow leading up to the holiday season and through the winter months. Historically, the elective healthcare vertical has been susceptible to seasonality during the fourth quarter of the year, as the licensed healthcare providers take more vacation time around the holiday season. Our seasonality trends may vary in the future as we introduce our program to new industry verticals and the GreenSky program becomes less concentrated in the home improvement industry.
The origination-related and finance charge reversal components of our cost of revenue also have been subject to these same seasonal factors, while the servicing-related component of cost of revenue, in particular customer service staffing, printing and postage costs, has not been as closely correlated to seasonal volume patterns. As prepayments on deferred interest loans, which trigger finance charge reversals, typically are highest towards the end of the promotional period, and promotional periods are most commonly 12, 18 or 24 months, finance charge reversal settlements follow a similar seasonal pattern as transaction volumes over the course of a calendar year.
Lastly, we historically have observed seasonal patterns in consumer credit, driven to an extent by income tax refunds, resulting in lower charge-offs and thus, higher loan repayments during the second and third quarters of the year.
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

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$12,125	$(10,919)
Interest expense(1)	6,614	5,620
Income tax expense (benefit)	1,872	(895)
Depreciation and amortization	3,316	2,445
Share-based compensation expense(2)	3,712	3,499
Financial guarantee liability - Escrow(3)	—	18,408
Servicing asset and liability changes(4)	(7,505)	(2,306)
Mark-to-market on sales facilitation obligations(5)	8,608	—
Transaction and non-recurring expenses(6)	6,340	1,233
Adjusted EBITDA	$35,082	$17,085
(1)Interest expense on the Warehouse Facility and interest income on the loan receivables held for sale are not included in the adjustment above as amounts are components of cost of revenue and revenue, respectively.
(2)See Note 12 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional discussion of share-based compensation.
(3)Includes non-cash charges related to our financial guarantee arrangements with our ongoing Bank Partners, which are primarily a function of new loans facilitated on our platform during the period increasing the contractual escrow balance and the associated financial guarantee liability. In the fourth quarter of 2020, due to expectations that some of these financial guarantees may require cash settlement, the Company discontinued adjusting EBITDA for financial guarantees.
(4)Includes the non-cash changes in the fair value of servicing assets and liabilities related to our servicing arrangements with Bank Partners and other contractual arrangements.
(5)Mark-to-market on sales facilitation obligations reflects changes in the fair value in the embedded derivative for sales facilitation obligations. The changes in fair value are recognized as a mark-to-market expense in cost of revenue for the period. See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional discussion.
(6)The three months ended March 31, 2021 primarily includes legal fees associated with IPO litigation and regulatory matter. The three months ended March 31, 2020, includes legal fees associated with IPO litigation and professional fees associated with our strategic alternatives review process.

Business Metrics
We review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends, formulate plans and make strategic decisions, including the following.

	Three Months Ended March 31,
	2021	2020
Transaction Volume
Dollars (in millions)	$1,296	$1,372
Percentage decrease	(6)%
Loan Servicing Portfolio
Dollars (in millions, at end of period)	$9,323	$9,260
Percentage increase	1%
Cumulative Consumer Accounts
Number (in millions, at end of period)	3.87	3.21
Percentage increase	21%
Transaction Volume. We define transaction volume as the dollar value of loans facilitated on our platform during a given period. Transaction volume is an indicator of revenue and overall platform profitability.

Loan Servicing Portfolio. We define our loan servicing portfolio as the aggregate outstanding consumer loan balance (principal plus accrued interest and fees) serviced by our platform at the date of measurement. The average loan servicing portfolio for the three months ended March 31, 2021 and 2020 was $9,434 million and $9,214 million, respectively.
Cumulative Consumer Accounts. We define cumulative consumer accounts as the aggregate number of consumer accounts approved on our platform since our inception, including accounts with both outstanding and zero balances.
Factors Affecting our Performance
Robust Network of Merchants and Transaction Volume. We derive transaction volumes from our robust network of merchants. Our revenues and financial results are heavily dependent on our transaction volume, which represents the dollar amount of loans facilitated on our platform and, therefore, impacts the fees that we earn and the per-unit cost of the services that we provide.
Bank Partner Relationships; Other Funding. "Bank Partners" are the federally insured banks that originate loans under the consumer financing and payments program that we administer for use by merchants on behalf of such banks in connection with which we provide point-of-sale financing, payments technology and related marketing, servicing, collection and other services. Our ability to generate and increase transaction volume and expand our loan servicing portfolio is, in part, dependent on (a) retaining our existing Bank Partners and having them renew and expand their commitments, (b) adding new Bank Partners and/or (c) adding complementary funding arrangements to increase funding capacity. Our failure to do so could materially and adversely affect our business and our ability to grow. A Bank Partner’s funding commitment typically has an initial multi-year term, after which the commitment is either renewed (typically on an annual basis) or expires.
As of March 31, 2021, we had aggregate funding commitments from our Bank Partners of approximately $9.7 billion, a substantial majority of which are "revolving" commitments that replenish as outstanding loans are paid down. Of the funding commitments available at March 31, 2021 for use in the next 12 months, approximately $1.9 billion was unused and we anticipate approximately $2.4 billion of additional funding capacity will become available as loans pay-down under revolving commitments during this period. Additionally, in April 2021, an existing Bank Partner increased its revolving commitment by $500 million to $2.0 billion and extended its commitment for an additional two years into the fourth quarter of 2023.
As we add new Bank Partners, their full commitments are typically subject to a mutually agreed upon onboarding schedule. From time to time, certain of our Bank Partners have requested adjustments to the volume or type of loans that they originate, including, on occasion, temporary increases, decreases or suspensions of originations. We have generally honored these requests in the ordinary course of our relationships with our Bank Partners and, to date, they have not had a meaningful impact on the GreenSky program.
In addition to customary expansion of commitments from existing Bank Partners and the periodic addition of new Bank Partners to our funding group, we have diversified our funding to also include alternative structures with institutional investors, financial institutions and other financing sources. In the first quarter of 2021, the Company executed an arrangement with a leading insurance company that included an initial sale of loan participations totaling approximately $135 million and a forward flow commitment for the sale of up to $1.0 billion in additional loan participations over a one-year period. In April 2021, that commitment was increased by $500 million to $1.5 billion. During the three months ended March 31, 2021, GreenSky executed approximately $315 million of sales of loan participations and whole loans (inclusive of the sale referenced above). A portion of these transactions included the sale of participations previously purchased by the Warehouse SPV, and the related proceeds from such sales were used to pay down amounts previously borrowed under the Warehouse Facility.
We anticipate whole loan and loan participation sales to continue to be important to our funding capacity. If we do not timely consummate our anticipated whole loan or loan participation sales or if these sales combined with funding commitments from our Bank Partners are not sufficient to support expected loan originations, it could limit our ability to facilitate GreenSky program loans and our ability to generate revenue at or above current levels.

Performance of the Loans in our Bank Partners' Portfolios. While our Bank Partners bear substantially all of the credit risk on their wholly-owned loan portfolios, Bank Partner credit losses and prepayments impact our profitability in the following ways:
•Our contracts with our Bank Partners entitle us to incentive payments when the finance charges billed to borrowers exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses. This incentive payment varies from month to month, primarily due to the amount of realized credit losses.
•With respect to deferred interest loans, the GreenSky program borrowers are billed for interest throughout the deferred interest promotional period, but these borrowers are not obligated to pay any interest if the loans are repaid in full before the end of the promotional period. We are obligated to remit this accumulated billed interest to our Bank Partners to the extent the loan principal balances are paid off within the promotional period (each event, a finance charge reversal or "FCR") even though the interest billed to the GreenSky program borrowers is reversed. Our maximum FCR liability is limited to the gross amount of finance charges billed during the promotional period, offset by (i) the collection of incentive payments from our Bank Partners during such period, (ii) proceeds received from transfers of charged-off receivables, and (iii) recoveries on unsold charged-off receivables. Our profitability is impacted by the difference between the cash collected from these items and the cash to be remitted on a future date to settle our FCR liability. Our FCR liability quantifies our expected future obligation to remit previously billed interest with respect to deferred interest loans.
•Under our Bank Partner agreements, if credit losses exceed an agreed-upon threshold, we make limited payments to our Bank Partners from the escrow accounts we establish for them. Our related maximum financial exposure is contractually limited to those escrow amounts, which represented a weighted average target rate of 2.1% of the total outstanding loan balance as of March 31, 2021. Cash set aside to meet this requirement is classified as restricted cash in our Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2021, the financial guarantee liability associated with our escrow arrangements represented approximately 70% of the contractual escrow that we have established with each Bank Partner.
Performance of Loan Participations. We bear substantially all the credit risk of loan receivables held for sale. However, our intent is that our holding period for such loan receivables is brief.
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

Results of Operations Summary

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue
Transaction fees	$85,657	$89,884	$(4,227)	(5)%
Servicing	34,667	31,283	3,384	11%
Interest and other	4,848	690	4,158	N/M
Total revenue	125,172	121,857	3,315	3%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	63,997	72,305	(8,308)	(11)%
Compensation and benefits	22,473	22,164	309	1%
Property, office and technology	4,459	3,921	538	14%
Depreciation and amortization	3,316	2,445	871	36%
Sales, general and administrative	14,642	9,929	4,713	47%
Financial guarantee expense (benefit)	(3,883)	18,408	(22,291)	N/M
Related party	452	477	(25)	(5)%
Total costs and expenses	105,456	129,649	(24,193)	(19)%
Operating profit	19,716	(7,792)	27,508	N/M
Other income (expense), net	(5,719)	(4,022)	(1,697)	42%
Income (loss) before income tax expense (benefit)	13,997	(11,814)	25,811	N/M
Income tax expense (benefit)	1,872	(895)	2,767	N/M
Net income (loss)	$12,125	$(10,919)	$23,044	N/M
Less: Net income (loss) attributable to noncontrolling interests	8,327	(7,585)	15,912	N/M
Net income (loss) attributable to GreenSky, Inc.	$3,798	$(3,334)	$7,132	N/M

Earnings per share of Class A common stock
Basic	$0.05	$(0.05)
Diluted	$0.05	$(0.05)

N/M denotes that the percentage change is not meaningful
Three Months Ended March 31, 2021 and 2020
Total Revenue
We generate a substantial majority of our total revenue from transaction fees paid by merchants each time a consumer utilizes our platform to finance a purchase and, to a lesser extent, from fixed servicing fees on our loan servicing portfolio and interest income from loan receivables held for sale.
Transaction fees
During the three months ended March 31, 2021, transaction fees revenue decreased 5% compared to the same period in 2020, primarily attributable to a 6% decline in transaction volume. Additionally, as a result of an increase in transaction volume from a significant merchant group, related price concessions reduced transaction fees by $3.7 million during the three months ended March 31, 2021 compared to $2.4 million offered to the same merchant group during the same period in 2020.
The impact of lower transaction volume was mitigated by an increase in the transaction fees earned per dollar originated ("transaction fee rate") which were 6.61% during the three months ended March 31, 2021 compared to 6.55% during the same period in 2020. The year-over-year transaction fee rate increase is related to the mix of promotional terms of loans originated on our platform. Loans with lower interest rates, longer stated maturities and longer promotional periods generally carry relatively higher transaction fee rates. Conversely, loans with higher interest rates, shorter stated terms and shorter promotional periods generally carry relatively lower transaction fee rates. In addition, the mix of loans offered by merchants generally varies by merchant category, and is dependent on merchant and consumer preference. Therefore, shifts in merchant mix have a direct impact on our transaction fee rates.
Servicing
We earn a specified servicing fee for providing professional services to manage loan portfolios on behalf of our Bank Partners, including servicing participated loans for a Bank Partner that retains the loan and servicing rights. Servicing fees are paid monthly and are typically based upon an annual fixed percentage of the average outstanding loan portfolio balance. Servicing revenue is also impacted by the fair value change in our servicing assets associated with the servicing arrangements with our Bank Partners. See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information on our servicing assets.
The following table presents servicing revenue earned from servicing fees and the fair value change in servicing assets included in our servicing revenue.

	Three Months Ended March 31,
	2021	2020
Servicing fee	$27,527	$29,494
Fair value change in servicing asset	7,140	1,789
Total servicing revenue	$34,667	$31,283
During the three months ended March 31, 2021, servicing revenue increased $3.4 million, or 11%, compared to the same period in 2020. This increase was primarily attributable to the $7.1 million increase from the additions and changes in the fair value of our servicing asset in 2021, as compared to the $1.8 million net increase in our servicing asset during the same period in 2020. The servicing revenue increase during the three months ended March 31, 2021 is a result of the improvement in the portfolio delinquency rate and credit forecast relative to December 31, 2020, which was partially offset by the lower servicing fee rate of 1.17%, compared to 1.29% for the periods ended March 31, 2021 and March 31, 2020, respectively, largely related to the diversification of funding and loan participations held by the Warehouse SPV in 2021.
Interest and other
We earn interest income from loan receivables held for sale, including loan participations purchased by the Warehouse SPV. With the formation and use of the Warehouse SPV, the magnitude of loan receivables held for sale has increased on our Unaudited Condensed Consolidated Balance Sheets. As a result, for prior periods, we have reclassified interest income for loan receivables held for sale that were previously included within other income (expense), net to interest and other revenue in the Unaudited Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2021, interest income increased $4.2 million compared to the same period in 2020, primarily due to the use of the Warehouse SPV, formed in the second quarter of 2020, which resulted in an increase in loan receivables held for sale.
Cost of revenue (exclusive of depreciation and amortization expense)

	Three Months Ended March 31,
	2021	2020
Origination related	$5,304	$6,642
Servicing related	13,542	13,159
Fair value change in FCR liability	26,417	52,504
Loan and loan participation sales costs	10,126	—
Mark-to-market on sales facilitation obligations	8,608	—
Total cost of revenue (exclusive of depreciation and amortization expense)	$63,997	$72,305

Origination related
During the three months ended March 31, 2021, origination related expenses decreased 20% compared to the same period in 2020, largely driven by operational efficiencies in loan processing as origination related expenses as a percent of transaction volume decreased to 0.41% from 0.48% and lower customer protection expenses of $587 thousand during the three months ended March 31, 2021 compared to the same period in 2020.
Servicing related
During the three months ended March 31, 2021, servicing related expenses increased 3% compared to the same period in 2020, which resulted from our 2% period-over-period average loan servicing portfolio growth. The increase in servicing related expenses associated with the increase in loans serviced were primarily for personnel costs within our collections and operations functions. Servicing related expenses as a percent of our average loan servicing portfolio was 0.57% during both the first quarter of 2021 and 2020.
Fair value change in FCR liability
Under our contracts with Bank Partners, we receive incentive payments from Bank Partners based on the surplus of finance charges billed to borrowers over an agreed-upon portfolio yield, a fixed servicing fee and realized net credit losses. We reduce these incentive payments based on estimated future reversals of previously billed interest on deferred interest loan products that we will be obligated to remit to Bank Partners in future periods. These estimated future reversals are recorded as a liability on our Unaudited Condensed Consolidated Balance Sheets.
See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information on our finance charge reversal liability, including a qualitative discussion of the impact to the fair value of our liability resulting from changes in the finance charge reversal rate and discount rate. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk–Credit risk.”
The following table reconciles the beginning and ending measurements of our FCR liability and highlights the activity that drove the fair value change in FCR liability included in our cost of revenue. With the implementation of our whole loan and loan participation sales program in mid-2020, the portion of our servicing portfolio subject to an FCR liability has decreased to approximately 85% of our total servicing portfolio at March 31, 2021 versus 100% of our servicing portfolio at March 31, 2020.

	Three Months Ended March 31,
	2021	2020
Beginning balance	$185,134	$206,035
Receipts(1)	51,266	44,708
Settlements(2)	(95,381)	(90,089)
Fair value changes recognized in cost of revenue(3)	26,417	52,504
Ending balance	$167,436	$213,158
(1)Includes: (i) incentive payments from Bank Partners, which is the surplus of finance charges billed to borrowers over an agreed-upon portfolio yield, a fixed servicing fee and realized net credit losses and (ii) cash received from recoveries on previously charged-off Bank Partner loans. We consider all monthly incentive payments from Bank Partners during the period to be related to billed finance charges on deferred interest products until monthly incentive payments exceed total billed finance charges on deferred products, which did not occur during any of the periods presented.
(2)Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that were repaid within the promotional period. The three months ended March 31, 2021 also includes $2.6 million of billed finance charges related to loan participations held by the Warehouse SPV that were not yet collected and subject to potential future finance charge reversal at the time of purchase, which were paid to the Bank Partner in full as of the participation purchase dates.
(3)A fair value adjustment is made based on the expected reversal percentage of billed finance charges (expected settlements), which is estimated at each reporting date. The fair value adjustment is recognized in cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.

Further detail regarding our receipts is provided below for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Incentive payments	$44,078	$42,453
Recoveries on unsold charged-off receivables(1)	7,188	2,255
Total receipts	$51,266	$44,708
(1)Represents recoveries on previously charged-off Bank Partner loans. We collected recoveries on previously charged-off and transferred Bank Partner loans on behalf of our charged-off receivables investors of $5.3 million and $5.8 million during the three months ended March 31, 2021 and 2020, respectively. These collected recoveries are excluded from receipts, as they do not impact our fair value change in FCR liability.
The decrease of $26.1 million, or 50%, in the fair value change in FCR liability recognized in cost of revenue during the three months ended March 31, 2021, compared to the same period in 2020, was primarily a function of higher performance fees attributable to lower charge-offs and due to a lower balance of deferred interest loans subject to FCR as a result of our funding diversification that began in mid-2020.
Loan and loan participations sales costs
Loan and loan participation sales costs primarily include interest expense on the Warehouse Facility, lower of cost or fair value adjustments on sold loan participations or currently owned loan participations ("Warehouse Loan Participations"), certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining the Warehouse Facility.
During the three months ended March 31, 2021, the loan and loan participations sales costs were $10.1 million, inclusive of a $1.8 million realized loss on Warehouse Loan Participations sold. As the Facility Bank Partner Agreements and the Warehouse Facility were new arrangements beginning in the second quarter of 2020, there were no Warehouse SPV related expenses during the three months ended March 31, 2020.
Mark-to-market on sales facilitation obligations
The mark-to-market on sales facilitation obligations reflects the changes in the fair value in the embedded derivative for loan participation commitments and is recognized as a mark-to-market in cost of revenue for the period.
While our Bank Partner funding costs are recognized over the life of the loan, the fair value adjustments on Warehouse Loan Participations and sales facilitation obligations are recognized in the period of the purchase of the loan participations by the Warehouse SPV or entering into of the loan participation commitment. Thus, the fair value adjustments will create a benefit in the form of reducing Bank Partner funding costs over the life of the loan.
During the three months ended March 31, 2021, the mark-to-market on sales facilitation obligations was $8.6 million. As the first sales facilitation obligations were entered into in the third quarter of 2020, there were no such amounts during the three months ended March 31, 2020. See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.
Compensation and benefits
Compensation and benefits expenses primarily consist of salaries, benefits and share-based compensation for all cost centers not already included in cost of revenue, such as information technology, sales and marketing, product management and all overhead related activities.
For the three months ended March 31, 2021, compensation and benefits expense increased $309 thousand compared to the same period in 2020 as a result of a $343 thousand decrease in capitalized information technology costs and higher stock-based compensation expense of $94 thousand, partially offset by lower salary expense of $129 thousand.

Property, office and technology
During the three months ended March 31, 2021, property, office and technology expense increased $538 thousand, or 14%, compared to the same period in 2020, primarily due to a $749 thousand increase in software, hardware and hosting costs, partially offset by a $179 thousand decrease in consulting expenses associated with additional technology process innovation costs in the 2020 period.
Depreciation and amortization
During the three months ended March 31, 2021, depreciation and amortization expense increased $871 thousand, or 36%, compared to the same period in 2020 primarily driven by increases over time in capitalized internally-developed software from our growing infrastructure, resulting in increased amortization expense.
Sales, general and administrative
Sales, general and administrative expenses primarily consist of legal, accounting, consulting and other professional services, recruiting, non-sales and marketing travel costs and promotional activities.
During the three months ended March 31, 2021, sales, general and administrative expense increased $4.7 million, or 47%, compared to the same period in 2020 primarily related to increased legal and regulatory costs of $7.1 million, partially offset by a decrease in provision for losses for loan receivables held for sale of $1.6 million. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information on our legal proceedings.
Financial guarantee expense (benefit)
Financial guarantee expense (benefit) primarily consists of changes in our non-cash charges and actual cash escrow used by Bank Partners. Upon our adoption of the provisions of ASU 2016-13 on January 1, 2020, our financial guarantee liability associated with our escrow arrangements with our Bank Partners was recognized in accordance with ASC 326, Financial Instruments – Credit Losses ("CECL"). Changes in the financial guarantee liability each period as measured under CECL are recorded as non-cash charges in the Unaudited Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2021, the Company recognized a financial guarantee benefit of $3.9 million, compared to a financial guarantee expense of $18.4 million in the same period in 2020. The financial guarantee benefit this period is primarily due to an improved credit forecast and lower delinquency rates while the same period last year was largely impacted by the onset of the COVID-19 pandemic and the decreased expectations of Bank Partner loan credit performance. The financial guarantee benefit recognized in the first quarter of 2021 is also attributable to accelerated prepayments on loans within our Bank Partner portfolios and sales of whole loans and loan participations from our existing bank partner arrangements into alternative structures that are not subject to our financial guarantee. See Note 1 and Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information regarding the measurement of our financial guarantees.
Related party
Related party expenses, on a recurring basis, primarily consist of rent expense, as we lease office space from a related party.
During the three months ended March 31, 2021, related party expenses decreased $25 thousand, or 5%, compared to the same period in 2020, due to decreased equity and transaction-based payments to certain related parties.

Other income (expense), net
During the three months ended March 31, 2021, other expense, net increased $1.7 million, or 42%, compared to the same period in 2020. The increase was primarily due to (i) $949 thousand increase in interest expense from our incremental term loan entered into June 2020 (the "2020 Amended Credit Agreement"); (ii) $485 thousand decrease in interest income; and (iii) a net $152 thousand lower income from the change in the fair value of our servicing liabilities.
Income tax expense (benefit)
Income tax expense recorded during the three months ended March 31, 2021 of $1.9 million reflected the expected income tax expense of $1.3 million on the net earnings for the period related to GreenSky, Inc.'s economic interest in GS Holdings, which was combined with $599 thousand tax expense arising from discrete items, which primarily consisted of stock-based compensation shortfall as a result of restricted stock award vesting during the period and the tax expense impact of a nondeductible regulatory matter incurred during the period.
Income tax benefit recorded during the three months ended March 31, 2020 of $895 thousand reflected the expected income tax benefit of $1.1 million on the net loss for the period related to GreenSky, Inc.'s economic interest in GS Holdings, partially offset by $215 thousand of tax expense arising from discrete items, which primarily consisted of a stock-based compensation shortfall as a result of restricted stock award vesting during the period.
The income tax expense during the three months ended March 31, 2021, as compared to the income tax benefit in the same period in 2020, was primarily related to an increase in overall net earnings attributable to GreenSky, Inc.'s economic interest in GS Holdings in 2021, as compared to a net loss attributable to GreenSky, Inc.'s economic interest in GS Holdings in 2020.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests for the three months ended March 31, 2021 and 2020 reflects income attributable to the Continuing LLC Members for the entire periods based on their weighted average ownership interest in GS Holdings, which was 59.5% and 63.8% for the three months ended March 31, 2021 and 2020, respectively.
Financial Condition Summary
Significant changes in the composition and balance of our assets and liabilities as of March 31, 2021 compared to December 31, 2020 were principally attributable to the following:
•a $29.1 million increase in cash and cash equivalents and restricted cash. See "Liquidity and Capital Resources" in this Part I, Item 2 for further discussion of our cash flow activity;
•a $228.5 million decrease in loan receivables held for sale, net, primarily due to the sale of Warehouse Loan Participations previously purchased by the Warehouse SPV during the three months ended March 31, 2021;
•a $17.7 million decrease in the FCR liability primarily due to a smaller portion of the loans subject to FCR liability which increased our performance fees as loans paid-off, and a decline in deferred interest loans in Bank Partner portfolios, primarily attributable to the diversification of our funding strategy and purchases of deferred interest loans by the Warehouse SPV. This activity is analyzed in further detail throughout this Part I, Item 2;
•a $7.7 million decrease in our financial guarantee liability primarily driven by prepayments of loans in the first quarter and to both an improved delinquency rate and forecasted credit performance of our portfolio relative to December 31, 2020. The decrease in the liability also reflects approximately $2.2 million in escrow payments during the period related to a Bank Partner that is no longer originating loans. There was no utilization of escrow by any ongoing Bank Partners in the first quarter of 2021;

•a $15.7 million increase in accounts payable primarily due to monthly settlements with Bank Partners related to their portfolio activity, as well as an increase in accrued merchant rebates;
•a $2.1 million decrease in the interest rate swap liability due to an increase in interest rates in the first quarter. See Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional information;
•a $207.0 million decrease in notes payable resulting from repayments of the Warehouse Facility; and
•an increase in total equity of $13.3 million primarily due to: (i) net income of $12.1 million, (ii) share-based compensation of $3.7 million and (iii) other comprehensive income, net of tax of $1.9 million associated with our interest rate swap, partially offset by distributions of $3.9 million, which were primarily tax distributions.
Liquidity and Capital Resources
We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including GS Holdings and GSLLC, which distributions may be restricted as a result of regulatory restrictions, state law regarding distributions by a limited liability company to its members, or contractual agreements, including agreements governing their indebtedness. For a discussion of those restrictions, refer to Part I, Item 1A. "Risk Factors–Risks Related to Our Organizational Structure" in the 2020 10-K.
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
Our principal source of liquidity is cash generated from operations. Our transaction fees are the most substantial source of our cash flows and follow a relatively predictable, short cash collection cycle. Our short-term liquidity needs primarily include setting aside restricted cash for Bank Partner escrow balances and interest payments on GS Holdings' Credit Facility, funding the portion of the Warehouse Loan Participations that is not financed by the Warehouse Facility, interest payments and unused fees on the Warehouse Facility, as defined and discussed in "–Borrowings–Term loan and revolving facility" and "–Borrowings–Warehouse Facility" within this Item 2, and sales facilitation obligations as discussed within this Item 2 and Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. Further, in the near term, we expect our capital expenditures to be small relative to our unrestricted cash and cash equivalents balance. We currently generate sufficient cash from our operations to meet these short-term needs. In addition, we expect to use cash for: (i) FCR liability settlements, which are not fully funded by the incentive payments we receive from our Bank Partners, but for which $74.5 million is held for certain Bank Partners in restricted cash as of March 31, 2021, and for payments under our financial guarantees (see Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion), and (ii) sales facilitation obligations (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion on our sales facilitation obligations). Our $100 million revolving loan facility is also available to supplement our cash flows from operating activities to satisfy our short-term liquidity needs. In February 2021, Moody's Investors Services ("Moody's") downgraded our senior secured credit facility rating from B1 to B2 and, in April 2021, Standard & Poor's Global Ratings ("S&P") downgraded our senior secured credit facility rating from B+ to B. We do not expect these downgrades to have a material impact on our operations or ability to meet our cash obligations.
The Warehouse Facility finances purchases by the Warehouse SPV of participations in loans originated through the GreenSky program. The Warehouse Facility provides committed financing of $555.0 million and provides financing for a significant portion of the principal balance of such participations and the Company funds the remainder. Although the portion financed by the Warehouse Facility varies based on the composition of the pool of participations being purchased, we expect such portion to be approximately 84% on average. From time to time, the Company purchases participations in loans that have future funding obligations. Such future funding obligations will be funded by the Bank Partner that owns the loan; however, the Company is required to purchase a participation in the future funding amount, which the Company intends to finance through the Warehouse Facility at similar rates. As of March 31, 2021, the Warehouse SPV held $334.3 million of loan participations and the Warehouse Facility had an outstanding balance of $295.9 million. In addition, the Warehouse SPV conducts periodic sales of the loan participations and may in the future issue asset-backed securities to third parties, which sales or issuances would allow additional purchases to be financed at similar rates.
Our most significant long-term liquidity need involves the repayment of our term loan upon maturity in March 2025, which assuming no prepayments, will have an expected remaining unpaid principal balance of $444.6 million at that time, as well as the repayment of our revolving Warehouse Facility upon maturity in December 2023. Assuming no extended impact of the COVID-19 pandemic, we anticipate that our significant cash generated from operations will allow us to service these debt obligations. Should operating cash flows be insufficient for this purpose, we will pursue other financing options. We have not made any material commitments for capital expenditures other than those disclosed in the "Contractual Obligations" table in Part II, Item 7 of our 2020 Form 10-K, which did not change materially during the three months ended March 31, 2021.
Significant Changes in Capital Structure
There were no significant changes in the Company's capital structure during the three months ended March 31, 2021 and 2020.
Cash flows
We prepare our Unaudited Condensed Consolidated Statements of Cash Flows using the indirect method, under which we reconcile net income (loss) to cash flows provided by (used in) operating activities by adjusting net income (loss) for those items that impact net income (loss), but may not result in actual cash receipts or payments during the period. The following table provides a summary of our operating, investing and financing cash flows for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$245,135	$41,047
Net cash used in investing activities	$(3,452)	$(3,354)
Net cash used in financing activities	$(212,625)	$(33,861)
Cash and cash equivalents and restricted cash totaled $496.7 million as of March 31, 2021, an increase of $29.1 million from December 31, 2020. Restricted cash, which had a balance of $300.4 million as of March 31, 2021 compared to a balance of $319.9 million as of December 31, 2020, is not available to us to fund operations or for general corporate purposes.
Our restricted cash balances as of March 31, 2021 and December 31, 2020 were comprised of four components: (i) $175.3 million and $173.2 million, respectively, which represented the amounts that we have escrowed with Bank Partners as limited protection to the Bank Partners in the event of certain Bank Partner portfolio credit losses or in the event that the finance charges billed to borrowers do not exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses; (ii) $74.5 million and $84.6 million, respectively, which represented an additional restricted cash balance that we maintained for certain Bank Partners related to our FCR liability; (iii) $32.0 million and $27.7 million, respectively, which represented certain custodial in-transit loan funding and consumer borrower payments that we were restricted from using for our operations; and (iv) $18.6 million and $34.4 million, respectively, which represented temporarily restricted cash related to collections in connection with Warehouse Loan Participations (which is released from restrictions in accordance with the terms of the Warehouse Facility). The restricted cash balances related to our FCR liability and our custodial balances are not included in our evaluation of restricted cash usage, as these balances are not held as part of a financial guarantee arrangement. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information on our restricted cash held as escrow with Bank Partners.

Cash provided by operating activities
Three Months Ended March 31, 2021. Cash flows provided by operating activities were $245.1 million during the three months ended March 31, 2021. The largest source of operating cash flow for the first quarter of 2021 was a $225.0 million decrease in loan receivables held for sale as a result of completed sales in the period. Net income and other working capital benefits also contributed as sources of operating cash flows. These were partially offset by the use of $17.7 million of cash related to previously billed finance charges that reversed in the period.
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
Primary sources of operating cash during the three months ended March 31, 2020 were: (i) an excess of proceeds from sales of loan receivables held for sale compared to purchases, (ii) an increase in billed finance charges on deferred interest loans that are expected to reverse in future periods, and (iii) an increase in accounts payable largely driven by Bank Partner settlements related to their portfolio activity and payables for price concessions to a significant merchant group. These increases were offset by uses of cash associated with transaction processing liabilities, which is reflective of the reduction in custodial in-transit loan funding requirements.
Cash used in investing activities
Detail of the cash used in investing activities is included below for each period.

	Three Months Ended March 31,
	2021	2020
Software	$3,446	$2,955
Computer hardware	6	261
Furniture	—	143
Purchases of property, equipment and software	$3,452	$3,359
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
We had net cash used in financing activities of $212.6 million during the three months ended March 31, 2021 compared to net cash used of $33.9 million during the same period in 2020. In the 2021 period, the cash used primarily related to net repayments on the Warehouse Facility as a result of sales of loan participations.
In the 2020 period, our use of cash was primarily related to (i) tax and non-tax distributions to members of $31.1 million and $1.7 million, respectively, and (ii) repayments of the principal balance of our term loan (net of original issuance discount) of $1.0 million.
Borrowings
See Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for further information about our borrowings, including the use of term loan proceeds, as well as our interest rate swap.

Term loan and revolving facility
On March 29, 2018, GS Holdings amended its August 25, 2017 Credit Agreement ("2018 Amended Credit Agreement”) to provide for a $400.0 million term loan, the proceeds of which were used, in large part, to settle the outstanding principal balance on the $350.0 million term loan previously executed under the Credit Agreement in August 2017, and includes a $100.0 million revolving loan facility. The revolving loan facility also includes a $10.0 million letter of credit. The Credit Facility is guaranteed by GS Holdings’ significant subsidiaries, including GSLLC, and is secured by liens on substantially all of the assets of GS Holdings and the guarantors. Interest on the loans can be based either on a “Eurodollar rate” or a “base rate” and fluctuates depending upon a “first lien net leverage ratio.” The 2018 Amended Credit Agreement contains a variety of covenants, certain of which are designed in certain circumstances to limit the ability of GS Holdings to make distributions on, or redeem, its equity interests. In addition, during any period when 25% or more of our revolving facility is utilized, GS Holdings is required to maintain a “first lien net leverage ratio” no greater than 3.50 to 1.00. There are various exceptions to these restrictions, including, for example, exceptions that enable us to pay our operating expenses and to make certain GS Holdings tax distributions. The $400.0 million term loan matures on March 29, 2025, and the revolving loan facility matures on March 29, 2023.
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
There was no amount outstanding under our revolving loan facility as of March 31, 2021, which is available to fund future needs of GS Holdings’ business. We had no amount drawn under our available letter of credit as of March 31, 2021.
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
As of March 31, 2021, the outstanding balance on the Warehouse Facility was $295.9 million. The Warehouse Facility is secured by the loan participations held by the Warehouse SPV, and Warehouse Facility Lenders do not have direct recourse to the Company for any loans made under the Warehouse Facility.
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
Tax Receivable Agreement
Our purchase of Holdco Units from the Exchanging Members using a portion of the net proceeds from the IPO, our acquisition of the equity of certain of the Former Corporate Investors, and exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement (as such terms are defined in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1) have resulted and any future exchanges are expected to result in increases in our allocable tax basis in the assets of GS Holdings. These increases in tax basis are expected to increase (for tax purposes) depreciation and amortization deductions allocable to us and, therefore, reduce the amount of tax that we otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent tax basis is allocated to those assets.
We and GS Holdings entered into a Tax Receivable Agreement ("TRA") with the "TRA Parties" (the equity holders of the Former Corporate Investors, the Exchanging Members, the Continuing LLC Members and any other parties receiving benefits under the TRA, as those parties are defined in the 2020 Form 10-K), whereby we agreed to pay to those parties 85% of the amount of cash tax savings, if any, in United States federal, state and local taxes that we realize or are deemed to realize as a result of these increases in tax basis, increases in basis from such payments, and deemed interest deductions arising from such payments.
Due to the uncertainty of various factors, the likely tax benefits we will realize as a result of our prior purchases of Holdco Units from the Exchanging Members, our acquisition of the equity of certain of the Former Corporate Investors and prior exchanges and any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement, the resulting amounts we are likely to pay out to the TRA Parties pursuant to the TRA are also uncertain. However, we expect that such payments will be substantial and may substantially exceed the tax receivable liability of $310.6 million as of March 31, 2021.
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
Critical Accounting Policies and Estimates
The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition as disclosed in our Management's Discussion and Analysis of Financial Condition and Results of Operations as filed in our 2020 Form 10-K include those related to our accounting for finance charge reversals, servicing assets and liabilities, financial guarantees, income taxes and loan receivables held for sale. In the preparation of our Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2021, there have been no significant changes to the accounting policies and estimates related to our accounting for finance charge reversals, servicing assets and liabilities, income taxes and loan receivables held for sale.
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
Interest rate risk
Loans in our Bank Partners' Portfolios. The agreed upon Bank Partner portfolio yield on the loans in our Bank Partners' portfolios is calculated based upon a margin above a market benchmark at the time of origination. An increase in the market benchmark would result in an increase in the agreed upon Bank Partner portfolio yield, which impacts future incentive payments and, therefore, can negatively impact the future fair value change in our FCR liability. We are able to manage some of the interest rate risk impact on our FCR liability through the types of loan products that we design and make available through our program (e.g. higher interest rate products, all else equal, result in higher incentive payments). However, increased interest rates may adversely impact the spending levels of our merchants’ customers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of customers to remain current on their obligations to our Bank Partners and, therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business and also negatively impact the fair value change in FCR liability, which is recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. Further, even though we generally intend to increase our transaction fee rates in response to rising interest rates, we might not be able to do so rapidly enough (or at all).
Loan receivables held for sale. Changes in United States interest rates affect the interest earned on our cash and cash equivalents and could impact the market value of loan receivables held for sale. A hypothetical 100 basis points increase in interest rates may have resulted in a decrease of $3.7 million and $5.9 million in the carrying value of our loan receivables held for sale as of March 31, 2021 and December 31, 2020, respectively. Alternatively, a 100 basis points decrease in interest rates would not have impacted the reported value of our loan receivables held for sale, as they are carried at the lower of cost or fair value.

Term loan. Interest rate fluctuations expose our variable-rate term loan, which consisted of our $400.0 million term loan under our 2018 Amended Credit Agreement, and our $75.0 million term loan under our 2020 Amended Credit Agreement, to changes in interest expense and cash flows. In June 2019, we entered into a four-year interest rate swap agreement that effectively converted interest payments on $350.0 million of our variable-rate term loan under our 2018 Amended Credit Agreement, to a fixed-rate basis, thus mitigating the impact of interest rate changes on future interest expense. The term loan has a maturity date of March 29, 2025. Based on an outstanding principal balance of $462.4 million as of March 31, 2021, and accounting for our scheduled quarterly principal balance repayments, a hypothetical 100 basis point increase in the one-month LIBOR rate would result in an increase in annualized interest expense, net of the effects of our interest rate swap, of $1.1 million.
LIBOR is used as the reference rate for our interest rate swap agreement that we use to hedge interest rate exposure of $350.0 million notional under our $475.0 million term loan. Our interest rate swap agreement is set to mature after the expected phase out of LIBOR in 2023. See Part I, Item 2 "–Liquidity and Capital Resources–Borrowings–Expected Replacement of LIBOR" for further discussion regarding the LIBOR transition and its perceived impact on the Company.
Warehouse Facility. Our variable-rate Warehouse Facility, which provides a revolving committed financing of $555.0 million, including $500.0 million under the Class A commitment and $55.0 million under the Class B commitment, is exposed to the risk of interest rate fluctuation. The revolving funding period expires on December 17, 2021 and the maturity date is December 17, 2023. Based on the outstanding principal balance of $295.9 million as of March 31, 2021, a hypothetical 100 basis point increase in the commercial paper conduit funding rate would result in an increase in annualized interest expense of $3.0 million. The Warehouse SPV entered into a $555.0 million notional amortizing interest rate cap to protect against changes in cash flows attributable to interest rate risk on the variable-rate Warehouse Facility to the extent three-month LIBOR exceeds 2.5%. The interest rate cap has a maturity date of December 18, 2023.
Credit risk
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from consumer default when GreenSky program borrowers are unable or unwilling to meet their financial obligations. In calendar year 2021, it is possible that higher than normal credit losses (due to the uncertainty around the ultimate performance of the portion of the GreenSky program loan portfolio that was deferred in 2020 because of the COVID-19 pandemic, the ongoing impacts of COVID-19 in 2021, and the overall macroeconomic environment) may result. Once the impact of COVID-19 subsides, we expect our credit loss rate to stay relatively constant over time; however, our portfolio may change as we look for additional opportunities to generate attractive risk-adjusted returns for our Bank Partners. Additionally, we manage our exposure to counterparty credit risk through requirement of minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk.
Loans in our Bank Partners' Portfolios. Our Bank Partners own and bear substantially all of the credit risk on their wholly-owned loan portfolios. On behalf of our Bank Partners as part of our obligation as the loan servicer, we try to mitigate portfolio credit losses through our collection efforts on past due amounts. For loans wholly owned by our Bank Partners, our credit risk exposure impacts the amount of incentive payments and, therefore, the amount of fair value change in FCR liability, as well as any potential financial guarantee payments. Restricted cash was set aside in escrow with our Bank Partners at a weighted average target rate of 2.10% of the total outstanding loan balance as of March 31, 2021. As of March 31, 2021, the financial guarantee liability associated with our escrow arrangements recognized in accordance with ASU 2016-13 represents approximately 70% of the contractual escrow that we have established with each Bank Partner.
Based on our incentive payments during the three months ended March 31, 2021 and 2020, and holding all other inputs constant (namely, the size of our loan servicing portfolio and settlement activity), a hypothetical 100 basis point increase in loan servicing portfolio credit losses would result in increases of $12.2 million and $18.6 million, respectively, in the fair value of our FCR liability. Further, such an increase in credit losses would cause us to incur additional financial guarantee expense of $5.4 million and $3.6 million during the three months ended March 31, 2021 and 2020, respectively.

Loan receivables held for sale. We bear all of the credit risk associated with the receivables that we hold for sale. This portfolio was highly diversified across 39,445 and 61,142 consumer loan receivables as of March 31, 2021 and December 31, 2020, respectively, without significant individual exposures. Based on our $342.9 million and $571.4 million loan receivables held for sale balance as of March 31, 2021 and December 31, 2020, respectively, a hypothetical 100 basis point increase in portfolio credit losses would result in lower annualized earnings of $3.4 million and $5.7 million, respectively.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2021, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are party to legal proceedings incidental to our business. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for information regarding legal proceedings. For more information regarding the Federal Case (as defined in Note 14), class members may view and download the Class Action Notice at www.Greenskysecuritieslitigation.com.
ITEM 1A. RISK FACTORS
In addition to information set forth in this report, you should carefully review and consider the risk factors discussed in "Part 1, Item 1A. Risk Factors" of our 2020 Form 10-K, which set forth information relating to important risks and uncertainties that could materially adversely affect our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our Class A common stock could decline, and you could lose part or all of your investment. In addition, our business, reputation, revenue, financial condition, results of operations and future prospects also could be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. There have been no material changes to the risk factors previously disclosed in our 2020 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our purchases of our Class A common stock during the three months ended March 31, 2021. See Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional discussion of our Class A common stock repurchases.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)
January 1, 2021 through January 31, 2021	—	$—
February 1, 2021 through February 28, 2021	—	$—
March 1, 2021 through March 31, 2021	91,981	$6.07
Total	91,981
(1)For the periods presented, represents shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of equity awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1*	Separation Agreement and General Release, dated February 26, 2021, between GreenSky LLC and Kevin Goldstein
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
The following financial information from GreenSky, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020 (unaudited), (iv) Condensed Consolidated Statements of Changes in Equity (Deficit) for the three months ended March 31, 2021 and 2020 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited), and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENSKY, INC.

May 5, 2021	By	/s/ David Zalik
David Zalik Chief Executive Officer and Chairman of the Board of Directors

GREENSKY, INC.

May 5, 2021	By	/s/ Andrew Kang
Andrew Kang Executive Vice President and Chief Financial Officer