Form 10-Q
period 2021-06-30
GreenSky, Inc.
filed 2021-08-05
CIK 1712923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding as of July 29, 2021
Class A, $0.01 par value(1)	78,727,440
Class B, $0.001 par value(2)	105,451,261
(1) Includes 5,369,830 shares of unvested Class A common stock awards.
(2) Includes 332,792 shares of Class B common stock associated with unvested GreenSky Holdings, LLC units.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GreenSky, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(United States Dollars in thousands, except share data)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$203,289	$147,775
Restricted cash	266,529	319,879
Loan receivables held for sale, net	309,383	571,415
Accounts receivable, net of allowance of $196 and $313, respectively	17,337	21,958
Property, equipment and software, net	22,350	21,452
Deferred tax assets, net	382,672	387,951
Other assets	109,407	52,643
Total assets	$1,310,967	$1,523,073
Liabilities and Equity (Deficit)
Liabilities
Accounts payable	$15,905	$15,418
Accrued compensation and benefits	11,824	13,666
Other accrued expenses	16,939	5,207
Finance charge reversal liability	141,605	185,134
Term loan	451,731	452,806
Warehouse facility	256,628	502,830
Tax receivable agreement liability	307,595	310,425
Financial guarantee liability	115,073	131,894
Other liabilities	112,133	81,169
Total liabilities	1,429,433	1,698,549
Commitments, Contingencies and Guarantees (Note 14)
Equity (Deficit)
Class A common stock, $0.01 par value and 94,251,161 shares issued and 78,792,505 shares outstanding at June 30, 2021 and 91,317,225 shares issued and 76,734,106 shares outstanding at December 31, 2020	942	912
Class B common stock, $0.001 par value and 105,451,261 shares issued and outstanding at June 30, 2021 and 106,165,105 shares issued and outstanding at December 31, 2020	106	107
Additional paid-in capital	115,309	110,938
Retained earnings	53,827	33,751
Treasury stock	(149,490)	(147,360)
Accumulated other comprehensive income (loss)	(3,335)	(4,340)
Noncontrolling interests	(135,825)	(169,484)
Total equity (deficit)	(118,466)	(175,476)
Total liabilities and equity (deficit)	$1,310,967	$1,523,073

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(United States Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Transaction fees	$102,440	$101,777	$188,097	$191,661
Servicing	31,375	28,481	66,042	59,764
Interest and other	2,703	2,704	7,551	3,394
Total revenue	136,518	132,962	261,690	254,819
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	43,935	65,377	107,932	137,682
Compensation and benefits	21,918	21,724	44,391	43,888
Property, office and technology	4,529	4,178	8,988	8,099
Depreciation and amortization	3,479	2,762	6,795	5,207
Sales, general and administrative	10,881	8,526	25,523	18,455
Financial guarantee expense (benefit)	(5,880)	10,248	(9,763)	28,656
Related party	452	477	904	954
Total costs and expenses	79,314	113,292	184,770	242,941
Operating profit	57,204	19,670	76,920	11,878
Other income (expense), net
Interest and dividend income	140	246	277	868
Interest expense	(6,721)	(5,894)	(13,335)	(11,514)
Other gains, net	670	830	1,428	1,806
Total other income (expense), net	(5,911)	(4,818)	(11,630)	(8,840)
Income before income tax expense	51,293	14,852	65,290	3,038
Income tax expense	4,582	1,497	6,454	602
Net income	$46,711	$13,355	$58,836	$2,436
Less: Net income attributable to noncontrolling interests	30,381	9,222	38,708	1,637
Net income attributable to GreenSky, Inc.	$16,330	$4,133	$20,128	$799

Earnings per share of Class A common stock:
Basic	$0.23	$0.06	$0.28	$0.01
Diluted	$0.22	$0.06	$0.27	$0.01

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(United States Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$46,711	$13,355	$58,836	$2,436
Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on interest rate swap	(123)	(1,720)	420	(13,544)
Reclassification of interest rate swap settlements into interest expense during the period	1,357	1,037	2,680	1,135
Other comprehensive income (loss), net of tax	1,234	(683)	3,100	(12,409)
Comprehensive income (loss)	47,945	12,672	61,936	(9,973)
Less: Comprehensive income (loss) attributable to noncontrolling interests	31,238	9,001	40,803	(6,772)
Comprehensive income (loss) attributable to GreenSky, Inc.	$16,707	$3,671	$21,133	$(3,201)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Unaudited)
(United States Dollars in thousands, except share data)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at March 31, 2021	78,405,311	106,059,097	$933	$107	$112,534	$37,506	$(147,918)	$(3,712)	$(161,614)	$(162,164)
Net income	—	—	—	—	—	16,330	—	—	30,381	46,711
Issuance of unvested Class A common stock awards	182,128	—	2	—	(2)	—	—	—	—	—
Class B common stock exchanges	607,836	(607,836)	7	(1)	(6)	—	—	—	—	—
Forfeited share-based compensation awards	(132,012)	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(270,758)	—	—	—	—	—	(1,572)	—	—	(1,572)
Distributions	—	—	—	—	—	(9)	—	—	(6,894)	(6,903)
Share-based compensation	—	—	—	—	4,029	—	—	—	—	4,029
Equity-based payments to non-employees	—	—	—	—	3	—	—	—	—	3
Tax adjustments	—	—	—	—	196	—	—	—	—	196
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	(1,445)	—	—	—	1,445	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	377	857	1,234
Balance at June 30, 2021	78,792,505	105,451,261	$942	$106	$115,309	$53,827	$(149,490)	$(3,335)	$(135,825)	$(118,466)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2020	76,734,106	106,165,105	$912	$107	$110,938	$33,751	$(147,360)	$(4,340)	$(169,484)	$(175,476)
Net income	—	—	—	—	—	20,128	—	—	38,708	58,836
Issuance of unvested Class A common stock awards	2,201,368	—	22	—	(22)	—	—	—	—	—
Class A common stock option exercises	18,724	—	—	—	(15)	—	—	—	—	(15)
Class B common stock exchanges	713,844	(713,844)	8	(1)	(7)	—	—	—	—	—
Forfeited share-based compensation awards	(512,798)	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(362,739)	—	—	—	—	—	(2,130)	—	—	(2,130)
Distributions	—	—	—	—	—	(52)	—	—	(10,702)	(10,754)
Share-based compensation	—	—	—	—	7,736	—	—	—	—	7,736
Equity-based payments to non-employees	—	—	—	—	7	—	—	—	—	7
Tax adjustments	—	—	—	—	230	—	—	—	—	230
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	(3,558)	—	—	—	3,558	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,005	2,095	3,100
Balance at June 30, 2021	78,792,505	105,451,261	$942	$106	$115,309	$53,827	$(149,490)	$(3,335)	$(135,825)	$(118,466)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Continued) (Unaudited)
(United States Dollars in thousands, except share data)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at March 31, 2020	66,366,882	113,301,368	$802	$114	$116,093	$20,379	$(146,888)	$(4,294)	$(199,702)	$(213,496)
Net income	—	—	—	—	—	4,133	—	—	9,222	13,355
Issuance of unvested Class A common stock awards	2,821,735	—	28	—	(28)	—	—	—	—	—
Class B common stock exchanges	4,306,976	(4,306,976)	43	(4)	(39)	—	—	—	—	—
Forfeited share-based compensation awards	(113,357)	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(32,002)	—	—	—	—	—	(117)	—	—	(117)
Distributions	—	—	—	—	—	—	—	—	(378)	(378)
Share-based compensation	—	—	—	—	3,477	—	—	—	—	3,477
Equity-based payments to non-employees	—	—	—	—	4	—	—	—	—	4
Tax adjustments	—	—	—	—	970	—	—	—	—	970
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	(7,777)	—	—	—	7,777	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(462)	(221)	(683)
Balance at June 30, 2020	73,350,234	108,994,392	$873	$110	$112,700	$24,512	$(147,005)	$(4,756)	$(183,302)	$(196,868)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2019	66,424,838	113,517,198	$800	$114	$115,782	$56,109	$(146,234)	$(756)	$(80,758)	$(54,943)
Net income	—	—	—	—	—	799	—	—	1,637	2,436
Cumulative effect of accounting change(1)	—	—	—	—	—	(32,212)	—	—	(75,447)	(107,659)
Issuance of unvested Class A common stock awards	2,821,735	—	28	—	(28)	—	—	—	—	—
Class A common stock option exercises	15,051	—	—	—	(73)	—	—	—	—	(73)
Class B common stock exchanges	4,522,806	(4,522,806)	45	(4)	(41)	—	—	—	—	—
Forfeited share-based compensation awards	(295,151)	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(139,045)	—	—	—	—	—	(771)	—	—	(771)
Distributions	—	—	—	—	—	(184)	—	—	(31,331)	(31,515)
Share-based compensation	—	—	—	—	6,972	—	—	—	—	6,972
Equity-based payments to non-employees	—	—	—	—	8	—	—	—	—	8
Tax adjustments	—	—	—	—	1,086	—	—	—	—	1,086
Impact on noncontrolling interest of change in ownership during period	—	—	—	—	(11,006)	—	—	—	11,006	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(4,000)	(8,409)	(12,409)
Balance at June 30, 2020	73,350,234	108,994,392	$873	$110	$112,700	$24,512	$(147,005)	$(4,756)	$(183,302)	$(196,868)

(1)Represents the cumulative effect resulting from our adoption of the Financial Accounting Standards Board Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments. See Note 1 to the Unaudited Condensed Consolidated Financial Statements for additional information on our implementation.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(United States Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$58,836	$2,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,795	5,207
Share-based compensation expense	7,736	6,972
Equity-based payments to non-employees	7	8
Fair value change in servicing assets and liabilities	(11,494)	(1,738)
Operating lease liability payments	(371)	(305)
Financial guarantee expense (benefit)	(16,820)	28,656
Amortization of debt related costs	1,692	968
Original issuance discount on term loan payment	(36)	(10)
Income tax expense	6,452	602
Impairment losses	—	174
Mark to market on loan receivables held for sale	3,863	10,072
Changes in assets and liabilities:
(Increase) decrease in loan receivables held for sale	258,169	(369,098)
(Increase) decrease in accounts receivable	4,621	(573)
(Increase) decrease in other assets	(48,483)	(3,632)
Increase (decrease) in accounts payable	487	1,444
Increase (decrease) in finance charge reversal liability	(43,529)	(7,280)
Increase (decrease) in guarantee liability	(26,583)	(63)
Increase (decrease) in other liabilities	74,921	(7,682)
Net cash provided by (used in) operating activities	276,263	(333,842)
Cash flows from investing activities
Purchases of property, equipment and software	(7,361)	(8,524)
Net cash used in investing activities	(7,361)	(8,524)
Cash flows from financing activities
Proceeds from term loan	—	70,494
Repayments of term loan	(2,339)	(2,073)
Proceeds from Warehouse facility	215,800	299,000
Repayments of Warehouse facility	(462,002)	—
Member distributions	(11,954)	(33,419)
Payments under tax receivable agreement	(4,098)	—
Proceeds from option exercises	27	—
Tax withholding payments on equity compensation	(2,172)	(73)
Net cash provided by (used in) financing activities	(266,738)	333,929
Net increase (decrease) in cash and cash equivalents and restricted cash	2,164	(8,437)
Cash and cash equivalents and restricted cash at beginning of period	467,654	445,841
Cash and cash equivalents and restricted cash at end of period	$469,818	$437,404

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
(United States Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental non-cash investing and financing activities
Distributions accrued but not paid	$1,570	$4,073
Capitalized software costs accrued but not paid	395	317
Beneficial interest in contingent consideration	12,479	—

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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements were prepared in accordance with the rules and regulations of the SEC for interim financial statements. We condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with the 2020 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our financial condition and results of operations for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2020, was derived from the audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements required by United States generally accepted accounting principles ("GAAP"). All intercompany balances and transactions are eliminated upon consolidation. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results expected for the full year.
Certain reclassifications have been made to the prior year presentation to conform to the current year presentation in the Unaudited Condensed Consolidated Statements of Operations. These reclassifications were not material to the financial statements.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Consolidated Statements of Cash Flows as of the dates indicated.

	June 30,
	2021	2020
Cash and cash equivalents	$203,289	$147,560
Restricted cash	266,529	289,844
Cash and cash equivalents and restricted cash in Unaudited Condensed Consolidated Statements of Cash Flows	$469,818	$437,404
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Derivative Instruments
We are exposed to interest rate risk on our variable-rate term loan, which we manage through an interest rate swap that is determined to be a derivative in accordance with ASC 815, Derivatives and Hedging. Derivatives are recorded on the balance sheet at fair value and are marked-to-market on a quarterly basis. The accounting for the change in fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate the derivative as a hedge and apply hedge accounting, and whether the hedging relationship continues to satisfy the criteria required to apply hedge accounting.
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
Financial Guarantees
Under the terms of the contracts with our Bank Partners, we provide limited protection to the Bank Partners in the event of certain Bank Partner portfolio credit losses or in the event that the finance charges billed to borrowers do not exceed the sum of (i) an agreed-upon portfolio yield, (ii) a fixed servicing fee and (iii) realized credit losses, by holding cash in restricted, interest-bearing escrow accounts in an amount equal to a contractual percentage of the Bank Partners’ monthly originations and month-end outstanding portfolio balance. Our maximum exposure under these financial guarantees is contractually limited to the escrow that we establish with each Bank Partner. Cash set aside to meet this requirement is classified as restricted cash in our Unaudited Condensed Consolidated Balance Sheets.
Our contracts with our Bank Partners entitle us to incentive payments when the finance charges billed to borrowers exceed the sum of (i) an agreed-upon portfolio yield, (ii) a fixed servicing fee and (iii) realized credit losses. This incentive payment varies from month to month, primarily due to the amount of realized credit losses. If credit losses exceed an agreed-upon threshold, we are obligated to make limited payments to our Bank Partners, which obligation represents a financial guarantee in accordance with ASC 460, Guarantees. Under ASC 460, the guarantor undertakes a noncontingent obligation to stand ready to perform over the term of the guarantee and a contingent obligation to make future payments if the triggering events or conditions under the guarantee arrangements occur.
Under ASU 2016-13, we are required to estimate the expected credit losses over the contractual period in which we are exposed to credit risk via a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the issuer. As applied to our financial guarantee arrangements, we are required to estimate expected credit losses, and the impact of those estimates on our potential escrow payments, for loans within our Bank Partner portfolios that are either funded or approved for funding at the measurement date, but are precluded from including future loan originations by our Bank Partners. Consistent with the modeling of loan losses for any consumer loan portfolio assumed to go into "run-off," our recognized financial guarantee liability under this model represents a significant portion of the contractual escrow established with each Bank Partner. Typically, additional financial guarantee liabilities are recorded as new loans for our Bank Partners are facilitated on our

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

platform, along with a corresponding non-cash charge recorded as financial guarantee expense in the Unaudited Condensed Consolidated Statements of Operations.
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
Revenue Recognition
Disaggregated revenue
Revenue disaggregated by type of service was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Merchant fees	$97,995	$93,707	$179,154	$175,122
Interchange fees(1)	4,445	8,070	8,943	16,539
Transaction fees	102,440	101,777	188,097	191,661
Servicing(2)	31,375	28,481	66,042	59,764
Interest income(3)	2,703	2,702	7,550	3,389
Other(4)	—	2	1	5
Interest and other	2,703	2,704	7,551	3,394
Total revenue	$136,518	$132,962	$261,690	$254,819
(1)The decrease in interchange fees during the three and six months ended June 30, 2021 compared to the same periods in 2020 is due to an increase in direct processing of payments to merchants.
(2)For the three and six months ended June 30, 2021, includes increases in fair value of our servicing asset of $3.7 million and $10.8 million, respectively. For the three and six months ended June 30, 2020, includes changes in fair value of our servicing asset of $(1.0) million and $741 thousand, respectively. Refer to Note 3 for additional information.
(3)Includes interest income received on loan receivables held for sale.
(4)Other revenue includes miscellaneous revenue items that are individually immaterial. Other revenue is presented separately herein in order to clearly present merchant, interchange fees, servicing fees, and interest income which are more integral to our primary operations and better enable financial statement users to calculate metrics such as servicing and merchant fee yields.
We have no remaining performance obligations as of June 30, 2021. No assets were recognized from the costs to obtain or fulfill a contract with a customer as of June 30, 2021 and December 31, 2020. Because we recognize revenue as invoiced, no contract assets or contract liabilities were recorded as of June 30, 2021 and December 31, 2020. Volume-based price concessions to merchants and Sponsors that were netted against the gross transaction price were $3.3 million and $3.0 million for the three months ended June 30, 2021 and 2020, respectively, and $10.8 million and $8.0 million for the six months ended June 30, 2021 and 2020, respectively. "Sponsors" refers to manufacturers, their captive and franchised showroom operations, and trade associations with which we partner to attract merchants to the GreenSky platform. We recognized credit losses arising from our contracts with customers of $154 thousand and $555 thousand during the three months ended June 30, 2021 and 2020, respectively, and $16 thousand and $378 thousand during the six months ended June 30, 2021 and 2020, respectively, which are recorded within sales, general and administrative expense in our Unaudited Condensed Consolidated Statements of Operations.

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
Recently Adopted Accounting Standards
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, which modifies ASC 740, Income Taxes, to simplify the accounting for income taxes by removing certain exceptions, including intraperiod tax allocations and the calculation of income taxes in an interim period when in a loss position. The provisions of the standard applicable to us must be applied on a prospective basis. Our adoption of this standard on January 1, 2021 did not have a material effect on our Unaudited Condensed Consolidated Financial Statements.
Accounting Standards Issued, But Not Yet Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, which was subsequently amended in January 2021 by ASU 2021-01, related to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The standard provides optional expedients and exceptions for applying GAAP if certain criteria are met. The standard applies to contract modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Further, the standard provides exceptions to certain guidance in ASC 815, Derivatives and Hedging, related to changes to the critical terms of a hedging relationship due to reference rate reform and provides optional expedients for fair value, cash flow and net investment hedging relationships for which the component excluded from the assessment of hedge effectiveness is affected by reference rate reform. This standard is effective as of March 12, 2020, and an entity may elect to adopt it through December 31, 2022 based on applying as of the beginning of an interim period up to the date that the financial statements are available to be issued. Once elected, the provisions of the standard must be applied prospectively for all similar eligible contract modifications. We have not yet elected an adoption date, are currently identifying arrangements referenced to rates, such as US dollar LIBOR, that are expected to be discontinued, and are evaluating our options for modifying such arrangements in accordance with the standard. We will continue to assess and plan for how the phase out of LIBOR will affect the Company. While the LIBOR transition could adversely affect the Company, we do not expect the impact to be material to the Company.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Income before income tax expense	$51,293	$14,852	$65,290	$3,038
Less: Net income attributable to noncontrolling interests	30,381	9,222	38,708	1,637
Less: Income tax expense	4,582	1,497	6,454	602
Net income attributable to GreenSky, Inc. – basic	$16,330	$4,133	$20,128	$799
Add: Reallocation of net income attributable to noncontrolling interests from the assumed exchange of Holdco Units for Class A common stock	30,381	9,222	38,708	1,637
Less: Income tax expense on reallocation of net income attributable to noncontrolling interests(1)	6,622	2,160	9,377	578
Net income attributable to GreenSky, Inc. – diluted	$40,089	$11,195	$49,459	$1,858
Denominator:
Weighted average shares of Class A common stock outstanding – basic	72,546,876	65,150,317	72,204,893	64,400,507
Add: Dilutive effects, as shown separately below
Holdco Units exchangeable for Class A common stock	105,638,666	111,429,933	105,727,070	112,075,383
Class A common stock options	172,405	341,485	144,403	404,874
Unvested Class A common stock	1,469,973	263,970	1,605,707	375,402
Weighted average shares of Class A common stock outstanding – diluted	179,827,920	177,185,705	179,682,073	177,256,166

Earnings per share of Class A common stock outstanding – basic	$0.23	$0.06	$0.28	$0.01
Earnings per share of Class A common stock outstanding – diluted	$0.22	$0.06	$0.27	$0.01

Excluded from diluted earnings per share, as their inclusion would have been anti-dilutive(2)
Holdco Units	187,600	580,429	187,600	580,429
Class A common stock options	2,109,896	4,202,378	2,109,896	4,202,378
Class A common stock awards	2,288,707	2,330,863	2,288,707	2,330,863
(1)We assumed effective tax rates of 21.8% and 24.6% for the three months ended June 30, 2021 and 2020, respectively, and 24.2% and 38.8% for the six months ended June 30, 2021 and 2020, respectively, which represents the effective tax rates on the consolidated GreenSky, Inc. entity inclusive of the income taxes on the portion of GS Holdings' earnings that are attributable to noncontrolling interests.
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

	Level	June 30, 2021		December 31, 2020
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents(1)	1	$203,289	$203,289	$147,775	$147,775
Loan receivables held for sale, net(2)	2	309,383	311,513	571,415	575,279
Servicing assets(3)	3	41,585	41,585	30,804	30,804
Contingent consideration receivables(3)	3	6,653	6,653	—	—
Interest rate cap(3)	2	212	212	—	—
Liabilities:
Finance charge reversal liability(3)	3	$141,605	$141,605	$185,134	$185,134
Term loan(1)	2	451,731	451,389	452,806	452,408
Interest rate swap(3)	2	10,763	10,763	14,182	14,182
Servicing liabilities(3)	3	1,271	1,271	1,984	1,984
Sales facilitation obligations(3)	2	11,436	11,436	10,655	10,655
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
Loan receivables held for sale, net
Loan receivables held for sale are recorded in the Unaudited Condensed Consolidated Balance Sheets at the lower of cost or fair value and, therefore, are measured at fair value on a nonrecurring basis. Our loan receivables held for sale are primarily loan participations owned by the Warehouse SPV. Fair value of our loan receivables held for sale is determined based on the anticipated sale price of such participations to third parties. Loan receivables held for sale are classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from observable values of loan receivables with similar terms and characteristics.
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
Contractually specified servicing fees recorded within servicing revenue in the Unaudited Condensed Consolidated Statements of Operations totaled $27.7 million and $29.5 million for the three months ended June 30, 2021 and 2020, respectively, and $55.3 million and $59.0 million for the six months ended June 30, 2021 and 2020, respectively. The cash flow impacts of our assets and liabilities that are measured at fair value on a recurring basis are included within net cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
The following table reconciles the beginning and ending fair value measurements of our servicing assets associated with Bank Partner loans during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$37,944	$32,248	$30,804	$30,459
Additions, net(1)	11,920	(114)	23,267	1,984
Changes in fair value	(8,279)	(934)	(12,486)	(1,243)
Ending balance	$41,585	$31,200	$41,585	$31,200
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$1,619	$3,279	$1,984	$3,796
Changes in fair value(1)	(348)	(480)	(713)	(997)
Ending balance	$1,271	$2,799	$1,271	$2,799
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

Input	June 30, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Cost of servicing (basis points)	62.5 – 94.3	82.2	57.5 – 108.0	95.0
Discount rate	18.0%	18.0%	18.0%	18.0%
Weighted average remaining life (years)	2.8 – 7.3	6.6	2.3 – 5.8	2.3
Recovery period (years)	1.1 - 3.4	2.7	1.6 – 3.9	3.1
A significant increase or decrease in the market cost of servicing could result in significantly lower or higher, respectively, servicing assets and higher or lower, respectively, servicing liabilities as of the measurement date.
A significant increase or decrease in the discount rate could result in lower or higher, respectively, servicing assets and liabilities as of the measurement date. However, as the weighted average remaining life of loans is relatively short, we would not expect significant changes in the discount rate to materially impact the fair value measure.
The average remaining life is weighted by the unpaid balance of the Bank Partner loans as of the measurement date. A significant increase or decrease in the expected weighted average remaining life could result in significantly higher or lower servicing assets as of the measurement date.
The recovery period is weighted by the unpaid balance of previously transferred charged-off receivables as of the measurement date. A significant increase or decrease in the expected recovery period could result in higher or lower, respectively, servicing liabilities.
Contingent consideration receivables
In exchange for selling loan participations to institutional investors, financial institutions and other funding sources, the Company receives cash, and, in some cases, beneficial interest in the form of additional contingent consideration, which may be received at a later date based on certain potential outcomes (typically based on the performance of the assets sold or the underlying loans).
The contingent consideration receivables serve as a host contract containing an embedded derivative as the credit and prepayment performance of the loan participations are tied to the underlying debtor, rather than the third party purchaser of the loan participations, which results in the economic characteristics and risks being not clearly and closely related to the host contract. In accordance with ASC 825, GreenSky irrevocably elected to initially and subsequently measure the contingent consideration receivables as a whole, inclusive of the embedded credit derivative, at fair value. This election is made on an instrument by instrument basis, and our election only affects the contingent consideration receivables and does not apply to, nor implicate, other receivables.
The contingent consideration receivables are classified within Level 3 of the fair value hierarchy, as the primary component of the fair value is obtained from unobservable inputs based on the Company’s data, reasonably adjusted for assumptions that would be used by market participants. Changes in the fair value of the contingent consideration receivables are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. Significant assumptions used in valuing our contingent consideration receivables include a discount rate and settlement period.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

At June 30, 2021, the Company had contingent consideration receivables for which the fair value of the asset was $6.7 million related to underlying beneficial interest in that consideration of $12.5 million.
The following table reconciles the beginning and ending fair value measurements of our contingent consideration receivables during the periods presented. There were no loan participations subject to contingent consideration receivables as of June 30, 2020.

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Beginning balance	$1,811	$—
Additions(1)	5,041	6,851
Receipts(2)	—	—
Other fair value changes(3)	(199)	(199)
Ending balance	$6,653	$6,653
(1)Includes each initial receivable that GreenSky is entitled to each time an applicable pool of loan participations is sold to institutional investors, financial institutions and other funding sources.
(2)Represents cash receipt of contingent consideration.
(3)Represents changes to the fair value of the contingent consideration receivables due to the passage of time, changes in the portfolio delinquency rate or prepayment rate.
Significant assumptions used in valuing our contingent consideration receivables include the following:
Discount rate: The discount rate reflects the time value of money adjusted for a risk premium and is within an observable range based on peer market data.
Settlement period: Our settlement period represents the number of years before the contingent consideration receivables can be released and is determined based on a reasonable settlement period for loan participations based on contractual terms.
The following table presents quantitative information about the significant unobservable inputs used to value the Level 3 contingent consideration receivables as of the date presented. There were no loan participations subject to contingent consideration receivables as of June 30, 2020.

Input	June 30, 2021
	Range	Weighted Average
Discount rate	15%	15%
Settlement period (years)	1.8 - 5.0	4.3
A significant increase or decrease in the discount rate could result in lower or higher, respectively, contingent consideration receivables as of the measurement date. However, as the weighted average settlement period of the contingent consideration receivables is relatively short, we would not expect significant changes in the discount rate to materially impact the fair value measure.
The settlement term is weighted by the outstanding contingent consideration receivables balance as of the measurement date. A significant increase or decrease in the settlement period could result in lower or higher, respectively, contingent consideration receivables as of the measurement date.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The interest rate cap is carried at fair value on a recurring basis in the Unaudited Condensed Consolidated Balance Sheets and is classified within Level 2 of the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. The fair value of the interest rate cap was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Changes in the fair value of our interest rate cap are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$167,436	$213,158	$185,134	$206,035
Receipts(1)	53,168	59,600	104,434	104,308
Settlements(2)	(98,260)	(110,053)	(193,641)	(200,142)
Fair value changes recognized in cost of revenue(3)	19,261	36,050	45,678	88,554
Ending balance	$141,605	$198,755	$141,605	$198,755
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
(2)Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that were repaid within the promotional period. The three and six months ended June 30, 2021 also include $10.1 million and $12.7 million, respectively, of billed finance charges related to loan participations held by the Warehouse SPV that were not yet collected and subject to a potential future finance charge reversal at the time of purchase, which were paid to the Bank Partner in full as of the participation purchase dates.
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

	June 30, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Reversal rate	59.0 - 100.0%	89.4%	64.8 – 100.0%	89.2%
Discount rate	3.4%	3.4%	3.5%	3.5%
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
Interest rate swap
In June 2019, we entered into a $350.0 million notional, four-year interest rate swap agreement to hedge changes in our cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. This swap involves the receipt of variable-rate amounts in exchange for fixed interest rate payments over the life of the agreement without an exchange of the underlying notional amount and was designated for accounting purposes as a cash flow hedge. The interest rate swap is carried at fair value on a recurring basis in the Unaudited Condensed Consolidated Balance Sheets and is classified within Level 2 of the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. The fair value was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. The change in the fair value of the derivative instrument designated as a cash flow hedge is initially reported as a component of other comprehensive income (loss) and later reclassified into earnings in the same period when the hedged item affects earnings. The reclassification into earnings is reported within interest expense in the Unaudited Condensed Consolidated Statements of Operations.
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
Second, the Company may, from time to time, directly issue to the Bank Partner commitments to purchase loan participations at par under the Facility Bank Partner Agreements. The fair value of the resulting sales facilitation obligations is based on the difference between par and the anticipated sale prices of such participations to third parties, including institutional investors, financial institutions and other funding sources. As such, the fair value is classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from observable values of loan receivables with similar terms and characteristics.
At June 30, 2021 and December 31, 2020, the Company had sales facilitation obligations for which the fair value of the liability was $11.4 million and $10.7 million, respectively, related to underlying Bank Partner loans of $531.2 million and $476.6 million, respectively. The change in fair value for the three and six months ended June 30, 2021 was $(7.8) million and $0.8 million, respectively, and is reflected in cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. The fair value decrease during the three months ended June 30, 2021 resulted from a decrease in the amount of underlying Bank Partner loans during the second quarter and increases in the anticipated sales prices. As these sales facilitation obligations were initially entered into in the third quarter of 2020, there were no such amounts recorded for the three and six months ended June 30, 2020.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 4. Loan Receivables Held for Sale
The following table summarizes the activity in the balance of loan receivables held for sale, net at lower of cost or fair value during the periods indicated.

	Six Months Ended June 30,
	2021	2020
Beginning balance	$571,415	$51,926
Additions(1)	861,679	441,558
Proceeds from sales and borrower payments(2)	(1,103,919)	(67,238)
Loss on sale(3)	(14,707)	—
Decrease (increase) in valuation allowance(4)	(2,019)	(11,194)
Transfers(5)	1,528	(93)
Write-offs and other(6)	(4,594)	(4,007)
Ending balance	$309,383	$410,952
(1)Includes purchases of $839.1 million and $430.7 million participations in loans through the Warehouse SPV for the six months ended June 30, 2021 and 2020, respectively.
(2)We retain servicing arrangements on sold loan receivables with comparable terms and conditions as loans that are not participated by our Bank Partners. Amounts also include accrued interest and fees and recoveries of previously charged-off loan receivables held for sale. Income from loan receivables held for sale activities is recorded within interest and other revenue in the Unaudited Condensed Consolidated Statements of Operations.
(3)Recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
(4)During the six months ended June 30, 2021, the valuation allowance increased by $3.8 million, due to the change in the lower of cost or fair value adjustment on our Warehouse Loan Participations, partially offset by a decrease in our provision for credit losses of $1.7 million. During the six months ended June 30, 2020, the valuation allowance increased by $10.1 million, due to the change in the lower of cost or fair value adjustment on our Warehouse Loan Participations and an increase in our provision for credit losses of $1.1 million.
(5)We temporarily hold certain loan receivables, which are originated by a Bank Partner, while non-originating Bank Partner eligibility is being determined. Once we determine that a loan receivable meets the investment requirements of an eligible Bank Partner, we transfer the loan receivable to the Bank Partner at cost plus any accrued interest. The reported amount also includes loan receivables that have been placed on non-accrual and non-payment status while we investigate consumer inquiries.
(6)We received recovery payments of $214 thousand and $159 thousand during the six months ended June 30, 2021 and 2020, respectively. Recoveries of principal and finance charges and fees on previously written off loan receivables held for sale are recognized on a collected basis and the cash proceeds received are recorded within sales, general and administrative expense in the Unaudited Condensed Consolidated Statements of Operations.

Note 5. Accounts Receivable
As of June 30, 2021, our allowance for losses on accounts receivable was measured under ASC 326. Historically, the majority of our pools of accounts receivable did not have write-offs. For the pool of accounts receivable for which we had historical write-offs, we used an aging method and the average 12-month historical loss rate as a basis for estimating credit losses on the current accounts receivable balance. In the absence of relevant historical loss experience for the other pools of accounts receivables, we also used this average 12-month loss rate to inform our estimate of credit losses on those balances. Given (i) our methods of collecting funds on merchant and servicing receivables, (ii) we have not observed meaningful changes in our counterparties' abilities to pay, and (iii) we establish an allowance for all delinquent accounts receivable (typically deemed to be 31 days or more past due), providing for a maximum 30-day term of our accounts receivable balances, we determined that our historical loss rates remain most indicative of our lifetime expected losses.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Accounts receivable consisted of the following as of the dates indicated.

	Accounts Receivable, Gross	Allowance for Uncollectible Amounts	Accounts Receivable, Net
June 30, 2021
Transaction related	$7,557	$(196)	$7,361
Servicing related	9,976	—	9,976
Total	$17,533	$(196)	$17,337
December 31, 2020
Transaction related	$10,533	$(313)	$10,220
Servicing related	11,738	—	11,738
Total	$22,271	$(313)	$21,958
The following table summarizes the activity in the balance of allowance for uncollectible amounts during the period from January 1, 2021 through June 30, 2021.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Beginning balance	$(431)	$(313)
Provision for expected losses	154	(16)
Write-offs	83	135
Recoveries	(2)	(2)
Ending balance	$(196)	$(196)

Note 6. Property, Equipment and Software
Property, equipment and software were as follows as of the dates indicated.

	June 30, 2021	December 31, 2020
Furniture	$1,515	$2,680
Leasehold improvements	3,359	4,399
Computer hardware	2,638	2,690
Software	35,593	30,641
Total property, equipment and software, at cost	43,105	40,410
Less: accumulated depreciation	(5,039)	(6,580)
Less: accumulated amortization	(15,716)	(12,378)
Total property, equipment and software, net	$22,350	$21,452

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
Revolving loan facility. Under the 2018 Amended Credit Agreement, the maturity date of the $100.0 million revolving loan facility was extended to March 29, 2023. Further, the interest margin applied to revolving loans that incur interest at a base rate was modified to 2.00% per annum and the margin applied to revolving loans that incur interest at an adjusted LIBOR rate was modified to 3.00% per annum. However, if our first lien net leverage ratio is equal to or above 1.50 to 1.00, these interest margins are raised to 2.25% and 3.25%, respectively. As of June 30, 2021 and December 31, 2020, we had no borrowings under the revolving loan facility. Lastly, the 2018 Amended Credit Agreement provided for a $10.0 million letter of credit, which, to the extent drawn upon, would reduce the amount of availability under the revolving loan facility by the same amount. No amounts were drawn under our available letter of credit as of June 30, 2021.
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
Key details of the term loan are as follows:

	June 30, 2021	December 31, 2020
Term loan, face value(1)	$461,250	$463,625
Unamortized debt discount(2)	(4,534)	(5,153)
Unamortized debt issuance costs(2)	(4,985)	(5,666)
Term loan	$451,731	$452,806
(1)The principal balance of the term loan is scheduled to be repaid on a quarterly basis at an amortization rate of 0.25% per quarter through December 31, 2024, with the balance due at maturity.
(2)For the three months ended June 30, 2021 and 2020, debt discount of $309 thousand and $187 thousand, respectively, and debt issuance costs of $340 thousand and $282 thousand, respectively, were amortized into interest expense in the Unaudited Condensed Consolidated Statements of Operations. For the six months ended June 30, 2021 and 2020, debt discount of $619 thousand and $340 thousand, respectively, and debt issuance costs of $681 thousand and $545 thousand, respectively, were amortized into interest expense in the Unaudited Condensed Consolidated Statements of Operations.
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
The non-financial covenants include, among other things, restrictions on indebtedness, liens and fundamental changes to the business (such as acquisitions, mergers, liquidations or changes in the nature of the business, asset dispositions, restricted payments, transactions with affiliates and other customary matters). The Amended Credit Agreement also includes various negative covenants, including one that restricts GS Holdings from making non-tax distributions unless certain financial tests are met. We were in compliance with all such covenants, both financial and non-financial, as of June 30, 2021 and December 31, 2020.
Any borrowings under the Amended Credit Agreement are unconditionally guaranteed by certain of our subsidiaries. Further, the lenders have a security interest in certain assets of GS Holdings and the other guarantors thereunder.
We are subject to a quarterly commitment fee based on the daily unused amount of the revolving loan facility, inclusive of the aggregate amount available to be drawn under letters of credit, of which $10.0 million was available, but unused, as of June 30, 2021. The quarterly commitment fee rate is 0.50% per annum when our first lien net leverage ratio is above 1.50 to 1.00, but is reduced to 0.375% for any quarterly period in which our first lien net leverage ratio is equal to or below 1.50 to 1.00. For the three months ended June 30, 2021 and 2020, we recognized $125 thousand and $20 thousand, respectively, of commitment fees within interest expense in the Unaudited Condensed Consolidated Statements of Operations. Commitment fees were $250 thousand and $126 thousand for the six months ended June 30, 2021 and 2020, respectively.
Interest Rate Swap
In June 2019, we entered into an interest rate swap agreement to hedge changes in cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan. This interest rate swap was designated for accounting purposes as a cash flow hedge. See Note 8 for additional derivative disclosures.
Warehouse Facility
In May 2020, the Warehouse SPV entered into a warehouse credit agreement with JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent, and the lenders party thereto from time to time ("Warehouse Facility Lenders") to establish an asset-backed revolving credit facility to finance purchases by the Warehouse SPV of participation interests in loans originated through the GreenSky program (the "Warehouse Facility"). The Warehouse Facility initially provided a revolving committed financing of $300.0 million, with an additional $200.0 million uncommitted accordion that was accessed in July 2020. The revolving funding period is one year and the initial maturity date was May 10, 2022. The interest rate on the Class A loans under the Warehouse Facility is a fixed spread over the applicable commercial paper conduit funding rate (or, if the Warehouse Facility Lenders do not fund their advances under the Warehouse Facility through commercial paper markets, 3-month LIBOR plus 0.50%). The Warehouse SPV paid various other legal and banking fees associated with obtaining the financing in conjunction with the closing of the Warehouse Facility in May 2020, including upfront fees of approximately $0.5 million which are deferred over the life of the Warehouse Facility.
Amended Warehouse Facility
In December 2020, the Warehouse Facility was amended (the "Amended Warehouse Facility") to increase the amount of the Warehouse Facility’s revolving commitment from $300.0 million to $555.0 million, including $500.0 million under the Class A commitment and $55.0 million under the Class B commitment. The Amended Warehouse Facility established terms for the Class B commitment (including the advance rate for the Class B loans and an interest rate on the Class B loans under the Warehouse Facility equal to a fixed spread over one-month LIBOR), and extended the commitment termination date to December 17, 2021 and the maturity date to December 17, 2023. The Amended Warehouse Facility also established the fee for unused Class B commitments. The Warehouse SPV paid various other legal and banking fees in December 2020 associated with the Amended Warehouse Facility, including upfront fees, of approximately $1.6 million which were deferred over the remaining life of the Amended Warehouse

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Facility. The Warehouse Facility and the Amended Warehouse Facility are collectively referred to as the "Warehouse Facility."
As of June 30, 2021, the outstanding balance on the Warehouse Facility was $256.6 million. The Warehouse Facility is secured by the loan participations held by the Warehouse SPV, and Warehouse Facility Lenders do not have direct recourse to the Company for any loans made under the Warehouse Facility. During the three and six months ended June 30, 2021, we amortized $196 thousand and $393 thousand of related legal, banking and upfront fees into cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2020, we amortized $84 thousand of these fees into cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
The Company is subject to a fee based on a percentage of the total financing commitment that remains unused. For the three and six months ended June 30, 2021, we recognized $560 thousand and $731 thousand, respectively, of commitment fees within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. We did not recognize any unused commitment fees during the three and six months ended June 30, 2020.
The Warehouse SPV's ability to utilize the Warehouse Facility is subject to the Warehouse SPV's compliance with various covenants and other requirements of the warehouse credit agreement. As of June 30, 2021, the Warehouse SPV was in compliance with each of these covenants.
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
In June 2019, we entered into a $350.0 million notional, four-year interest rate swap agreement to hedge changes in cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan, which matures on March 29, 2025. This agreement involves the receipt of variable-rate amounts in exchange for fixed interest rate payments at 1.80% over the life of the agreement, which terminates on June 30, 2023, without an exchange of the underlying notional amount. This interest rate swap was designated for accounting purposes as a cash flow hedge. As such, changes in the interest rate swap’s fair value are deferred in accumulated other comprehensive income (loss) in the Unaudited Condensed Consolidated Balance Sheets and are subsequently reclassified into interest expense in each period that a hedged interest payment is made on our variable-rate term loan.
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
The contingent consideration receivables resulting from certain sales of loan participations to institutional investors, financial institutions and other funding sources serve as a host contract containing an embedded derivative. In accordance with ASC 825, the Company irrevocably elected to initially and subsequently measure the contingent consideration receivables as a whole, inclusive of the embedded derivative, at fair value. The fair value of the contingent consideration receivables will vary depending on the amount of cash the Company expects to ultimately

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

receive, but can never be less than $0 and at no point will the Company be required to make a payment to settle this derivative. Changes in the fair value of the contingent consideration receivables are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. See Note 3 for additional information on contingent consideration receivables.
In January 2021, as required under the Warehouse Facility, the Warehouse SPV entered into a $555.0 million notional amortizing interest rate cap agreement to protect against changes in cash flows attributable to interest rate risk on the variable-rate Warehouse Facility to the extent three-month LIBOR exceeds 2.5%. The interest rate cap has a maturity date of December 18, 2023. The interest rate cap is not designated as a hedge for accounting purposes and, as such, changes in its fair value are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. See Note 3 for additional information on the interest rate cap.
Derivative Instruments on our Unaudited Condensed Consolidated Financial Statements
The following table presents the fair values and Unaudited Condensed Consolidated Balance Sheets locations of our derivative instruments as of the dates indicated.

	Balance Sheet Location	June 30, 2021	December 31, 2020
Designated as cash flow hedges
Interest rate swap	Other liabilities	$10,763	$14,182
Not designated as hedges
FCR liability	Finance charge reversal liability	$141,605	$185,134
Sales facilitation obligations	Other liabilities	11,436	10,655
Contingent consideration receivables	Other assets	6,653	—
Interest rate cap	Other assets	212	—
The following table presents the impacts of our derivative instruments on our Unaudited Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Designated as cash flow hedges
Interest rate swap - gain (loss) reclassified into interest expense	$(1,507)	$(1,140)	$(2,975)	$(1,247)
Interest rate swap - gain (loss) reclassified into income tax expense	150	103	295	112
Not designated as hedges
FCR liability - change in fair value recorded in cost of revenue	$19,261	$36,050	$45,678	$88,554
Sales facilitation obligations - change in fair value recorded in cost of revenue	(7,828)	—	781	—
Contingent consideration receivables - change in fair value recorded in cost of revenue	4,842	—	6,653	—
Interest rate cap - change in fair value recorded in cost of revenue	(39)	—	212	—
Our derivative instrument activities are included within operating cash flows in our Unaudited Condensed Consolidated Statements of Cash Flows.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the components of accumulated other comprehensive income (loss) associated with our cash flow hedge, which exclude amounts pertaining to noncontrolling interests, for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Hedge	2021	2020	2021	2020
Accumulated other comprehensive income (loss), beginning balance	$(3,712)	$(4,294)	$(4,340)	$(756)
Other comprehensive income (loss) before reclassifications and tax	(116)	(1,034)	118	(5,740)
Tax (expense) benefit	28	251	(26)	1,390
Other comprehensive income (loss) before reclassifications, net of tax	(88)	(783)	92	(4,350)
Reclassifications out of accumulated other comprehensive income (loss), net of tax(1)	465	321	913	350
Net (increase) decrease in other comprehensive loss	377	(462)	1,005	(4,000)
Accumulated other comprehensive income (loss), ending balance	$(3,335)	$(4,756)	$(3,335)	$(4,756)
(1)Net of tax benefit of $150 thousand and $295 thousand during the three and six months ended June 30, 2021, respectively. Net of tax benefit of $103 thousand and $112 thousand during the three and six months ended June 30, 2020.
Based on the current interest rate environment, the Company estimates that approximately $5.9 million of net unrealized gains (losses) reported in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.
Note 9. Other Assets and Liabilities
The following table details the components of other assets in the Unaudited Condensed Consolidated Balance Sheets as of the dates indicated.

	June 30, 2021	December 31, 2020
Servicing assets(1)	$41,585	$30,804
Right-of-use assets(2)	13,955	8,265
Prepaid expenses(3)	10,025	8,860
Related party receivables	57	88
Insurance recoveries(4)	26,900	—
Contingent Consideration Receivables	6,653	—
Other receivables and assets	10,232	4,626
Other assets	$109,407	$52,643
(1)We elected the fair value method to account for our servicing assets. Refer to Note 3 for additional information.
(2)Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term. Our ROU assets increased in the second quarter as a result of lease amendments in the period. Refer to Note 14 for additional information.
(3)Includes $1.1 million of implementation costs related to a new cloud computing arrangement which is categorized as a hosting arrangement that is a service contract under ASU 2018-15. Amortization for the six months ended June 30, 2021 is $100 thousand and accumulated amortization as of June 30, 2021 is $109 thousand.
(4)Insurance recoveries related to IPO litigation. Refer to Note 14 for additional information.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table details the components of other liabilities in the Unaudited Condensed Consolidated Balance Sheets as of the dates indicated.

	June 30, 2021	December 31, 2020
Transaction processing liabilities	$31,996	$30,169
Servicing liabilities(1)	1,271	1,984
Distributions payable	1,570	3,136
Interest rate swap(2)	10,763	14,182
Tax related liabilities(3)	3,267	691
Operating lease liabilities	17,855	10,107
Legal settlement accrual(4)	27,500	—
Accruals and other liabilities	6,475	10,245
Sales facilitation obligations(5)	11,436	10,655
Other liabilities	$112,133	$81,169
(1)We elected the fair value method to account for our servicing liabilities. Refer to Note 3 for additional information.
(2)Refer to Note 3 and Note 8 for additional information on our interest rate swap, which was in a liability position as of June 30, 2021 and December 31, 2020.
(3)Tax related liabilities primarily include certain taxes payable related to the Reorganization Transactions.
(4)Refer to Note 14 for additional information on our legal proceedings.
(5)Changes in the fair value of the embedded derivative for loan participation commitments are recognized as a mark-to-market in cost of revenue for the period.
Note 10. Noncontrolling Interests
GreenSky, Inc. is the sole managing member of GS Holdings and consolidates the financial results of GS Holdings. Therefore, the Company reports a noncontrolling interest based on the common units of GS Holdings, held by the Continuing LLC Members. Changes in GreenSky, Inc.’s ownership interest in GS Holdings, while GreenSky, Inc. retains its controlling interest in GS Holdings, are accounted for as equity transactions. As such, future redemptions or direct exchanges of Holdco Units by the Continuing LLC Members (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Unaudited Condensed Consolidated Financial Statements representing the GS Holdings interests held by Continuing LLC Members. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the noncontrolling interests. During the three months ended June 30, 2021 and 2020, GreenSky, Inc. had a weighted average ownership interest in GS Holdings of 40.7% and 36.9%, respectively. During the six months ended June 30, 2021 and 2020, GreenSky, Inc. had a weighted average ownership interest in GS Holdings of 40.6% and 36.5%, respectively.
During the six months ended June 30, 2021, an aggregate of 0.7 million Holdco Units were exchanged by the Continuing LLC Members (with automatic cancellation of Class B common stock) for 0.7 million newly-issued shares of Class A common stock, and 2.2 million shares of Class A restricted stock were issued, which increased our total ownership interest in GS Holdings to 42.7% as of June 30, 2021 from 42.0% as of December 31, 2020.
Note 11. Stockholders Equity (Deficit)
Treasury Stock
As of June 30, 2021, there were 15,458,656 shares of Class A common stock held in treasury, including: (i) purchases of 13,425,688 shares at a cost of $146.1 million, (ii) 1,432,776 shares associated with forfeited restricted

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

stock awards, and (iii) 600,192 shares associated with tax withholdings upon vesting of restricted stock awards. There were no reissuances of treasury shares during the six months ended June 30, 2021 and 2020.
Distributions
The following table summarizes activity associated with our non-tax and tax distributions during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Remaining Reserved Payment(1)
(in thousands)	2021	2020	2021	2020
Non-tax distributions previously declared and paid upon vesting
Credit Agreement Distributions(2)
Distributions	$290	$164	$1,059	$1,293	$1,005
Special Operating Distributions(3)
Distributions	135	79	507	612	565
Tax distributions	7,000	378	10,388	31,514	—
Total	$7,425	$621	$11,954	$33,419	$1,570
(1)As of June 30, 2021, all remaining portions of the non-tax distributions were recorded within other liabilities in the Unaudited Condensed Consolidated Balance Sheets.
(2)See Note 7 for discussion of distributions using the proceeds from our borrowings.
(3)In May 2018, we declared a special operating distribution of $26.2 million and, in December 2017, we declared a $160.0 million special cash distribution to Holdco Unit holders and holders of profits interests.
Note 12. Share-Based Compensation
The Company has the following types of share-based compensation awards outstanding as of June 30, 2021: Class A common stock options, unvested Holdco Units and unvested Class A common stock awards. The following table summarizes share-based compensation expense we recorded within compensation and benefits expense and cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Included within
Compensation and benefits	$3,702	$3,160	$7,022	$6,385
Cost of revenue	327	317	714	587

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Class A Common Stock Options
Class A common stock option ("Options") activity was as follows during the periods indicated:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options
Outstanding at beginning of period	3,862,926	$9.70	4,181,909
Granted(1)	—	—	1,100,456
Exercised(2)(3)	(104,833)	5.65	(105,000)
Forfeited	(479,198)	9.00	(406,615)
Expired(4)	(101,409)	13.51	(111,704)
Outstanding at end of period(5)	3,177,486	$9.82	4,659,046
Exercisable at end of period(5)(6)	1,791,620	$10.33	1,682,264
(1)No Options were granted during the six months ended June 30, 2021. Weighted average grant date fair value of Options granted during the six months ended June 30, 2020 was $1.72 per share.
(2)The total intrinsic value of Options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, during the six months ended June 30, 2021 and 2020 was $145 thousand and $205 thousand, respectively.
(3)During the six months ended June 30, 2021, employees paid $27 thousand to the Company to exercise Options, which resulted in the issuance of 4,833 shares of Class A common stock. In addition, during this period, Options exercisable for 100,000 shares of Class A common stock were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 13,891 shares of Class A common stock and for which the Company paid withholding taxes of $42 thousand.
During the six months ended June 30, 2020, Options exercisable for 105,000 shares of Class A common stock were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 15,051 shares of Class A common stock and for which the Company paid withholding taxes of $73 thousand.
(4)Expired Options represent vested, underwater Options that were not exercised by terminated employees as stipulated in the Option award agreements, generally within 30 days from the employment termination date.
(5)The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of the date indicated:

June 30, 2021
Aggregate intrinsic value
Options outstanding	$1.6
Options exercisable	$0.5
Weighted average remaining term (in years)
Options outstanding	6.6
Options exercisable	5.6

(6)The total fair value, based on grant date fair value, of Options that vested during the six months ended June 30, 2021 and 2020 was $2.0 million and $2.4 million, respectively.

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

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Number of Holdco Units	Weighted Average Grant Date Fair Value	Number of Holdco Units
Unvested at beginning of period	489,486	$23.00	1,112,607
Forfeited	—	N/A	—
Vested(1)	(156,694)	23.00	(258,524)
Unvested at end of period	332,792	$23.00	854,083
(1)The total fair value, based on grant date fair value, of previously unvested Holdco Units that vested during the six months ended June 30, 2021 and 2020 was $3.6 million and $5.9 million, respectively.
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
Subsequent to the Reorganization Transactions and IPO, we granted restricted stock awards in the form of unvested Class A common stock to certain employees that vest ratably over three or four-years based on continued employment at the Company and to certain non-employee directors that vest one year from grant date based on continued service on the Board of Directors ("Board"). For these awards, compensation expense is measured based on the closing stock price of the Company's Class A common stock on the date of grant, and the total value of the awards is expensed ratably over the requisite service period.
Unvested Class A common stock activity was as follows during the periods indicated:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Class A Common Stock	Weighted Average Grant Date Fair Value	Class A Common Stock
Unvested at beginning of period	4,956,922	$6.53	2,999,343
Granted	2,201,368	6.70	2,821,735
Forfeited(1)	(512,798)	6.66	(295,151)
Vested(2)	(1,198,703)	6.94	(548,882)
Unvested at end of period	5,446,789	$6.49	4,977,045
(1)Forfeited shares of unvested Class A common stock associated with restricted stock awards are held in our treasury stock account. Refer to Note 11 for additional information on our treasury stock.
(2)The total fair value, based on grant date fair value, of previously unvested Class A common stock that vested during the six months ended June 30, 2021 and 2020 was $8.3 million and $7.4 million, respectively.

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
The Company’s effective tax rate for the three and six months ended June 30, 2021 was 8.9% and 9.9%, respectively, and the Company recorded $4.6 million and $6.5 million of income tax expense for the three and six months ended June 30, 2021, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2021 was less than our combined federal and state statutory tax rate of 24.4%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests. The effective tax rate for the three and six months ended June 30, 2021 includes a stock-based compensation shortfall primarily related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs, and tax effects of a nondeductible regulatory matter which was recorded discretely during this period. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax; therefore, the effective tax rate can vary from period to period.
The Company's effective tax rate for the three and six months ended June 30, 2020 was 10.1% and 19.8%, respectively, and the Company recorded $1.5 million and $0.6 million of income tax expense for the three and six months ended June 30, 2020, respectively. The Company's effective tax rate for the three and six months ended June 30, 2020 was less than our combined federal and state statutory tax rate of 24.3%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests. The effective tax rate for the three and six months ended June 30, 2020 include the effects of stock-based compensation deductions, which are required to be recorded discretely in the interim period in which those items occur.
As of June 30, 2021 and December 31, 2020, the total liability related to uncertain tax positions was $98 thousand and $98 thousand, respectively. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were immaterial as of June 30, 2021, and therefore did not impact the effective income tax rate.
Deferred tax assets, net of $382.7 million and $388.0 million as of June 30, 2021 and December 31, 2020, respectively, relate primarily to the basis difference in our investment in GS Holdings. This basis difference arose primarily as a result of the Reorganization Transactions, the IPO and subsequent exchanges of Class B common stock for Class A common stock.
As of June 30, 2021, we concluded based on the weight of all available positive and negative evidence that all of our deferred tax assets are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
On May 23, 2018, we entered into a tax receivable agreement ("TRA") that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of GS Holdings resulting from any redemptions or exchanges of Holdco Units and from our acquisition of the equity of certain of the Former Corporate Investors, (ii) tax basis

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the "TRA Payments"). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in GS Holdings or us. The rights of each member of GS Holdings that is a party to the TRA are assignable to transferees of their respective Holdco Units. The timing and amount of aggregate payments due under the TRA may vary based on several factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable. During the three and six months ended June 30, 2021, we paid a total of $4.1 million to the members of GS Holdings pursuant to the TRA.
As of June 30, 2021 and December 31, 2020, the Company had a liability of $307.6 million and $310.4 million, respectively, related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Unaudited Condensed Consolidated Balance Sheets.
Note 14. Commitments, Contingencies and Guarantees
Commitment
Leases
In accordance with ASC 842, Leases, we determine if an arrangement is or contains a lease at inception of the contract. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We primarily lease our premises under multi-year, non-cancelable operating leases. Operating leases are included in other assets and other liabilities in our Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, we did not have any finance leases.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. Operating lease cost associated with our ROU assets and lease liabilities was $1.0 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively. See Note 15 for additional information regarding office space leased from a related party.
On June 23, 2021 GreenSky exercised an early termination option for one of its leases effective December 31, 2021. Accordingly, GreenSky will remain in the leased space through December 31, 2021 and will pay a termination penalty of $1.2 million in January 2022 following the end of the abridged lease term. The remeasurement of the lease liability resulted in a reduction of $1.0 million and a corresponding adjustment to the right of use asset.
On June 30, 2021 GreenSky amended the lease term for one of its leases through November 30, 2029 and extended a portion of one of its leases through November 30, 2027. The remeasurement of the lease liability resulted in the increase of the combined, underlying right of use asset by $8.9 million and the lease liability by $10.9 million, net of an estimated lease incentive receivable of $2.0 million.
Our operating leases have terms expiring from 2021 through 2029, exclusive of renewal option periods. Our leases contain renewal option periods of five years from the expiration dates. In our normal course of business, we expect our leases to be renewed, amended or replaced by other leases.
As of June 30, 2021, we did not have any operating leases that had not yet commenced.
Supplemental cash flow and noncash information related to our operating leases were as follows for the periods indicated:

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$2,433	$2,366
Noncash operating lease ROU assets obtained in exchange for operating lease liabilities
Resulting from new or modified leases	$7,888	$9
Supplemental balance sheet information related to our operating leases was as follows as of the dates indicated.

	June 30, 2021	December 31, 2020
Operating lease ROU assets	$13,955	$8,265
Operating lease liabilities	$17,855	$10,107
Weighted average remaining lease term (in years)	6.2	2.4
Weighted average discount rate	5.6%	5.8%
The following table provides a reconciliation of the total undiscounted cash flows related to our future lease obligations recorded in other liabilities in the Unaudited Condensed Consolidated Balance Sheets in accordance with ASC 842:

June 30, 2021
Remainder of 2021	$2,877
2022	3,835
2023	2,661
2024	2,009
2025	2,065
Thereafter	8,006
Total lease payments	$21,453
Less: imputed interest	(3,598)
Operating lease liabilities	$17,855
Covenants
Our transaction processor and some Bank Partners impose financial covenants upon our wholly-owned subsidiary, GSLLC. As of June 30, 2021 and December 31, 2020, GSLLC was in compliance with the financial covenant provisions in these agreements. In addition, the agreements entered into as part of our loan participation sales with institutional investors and financial institutions impose financial covenants upon the Company. As of June 30, 2021, the Company was in compliance with the financial covenant provisions in these agreements. See Note 7 for discussion of financial and non-financial covenants associated with our borrowings.
Other Commitments
As of June 30, 2021 and December 31, 2020, the outstanding open and unused line of credit on approved loan receivables held for sale was $67.6 million and $99.9 million, respectively. We did not record a provision for these unfunded commitments, but we believe we have adequate cash on hand to fund these commitments.
For certain Bank Partners, we maintain a restricted cash balance based on a contractual percentage of the total interest billed on outstanding deferred interest loans that are within their respective promotional periods less previous FCR on such outstanding loans. As of June 30, 2021 and December 31, 2020, restricted cash in the Unaudited Condensed Consolidated Balance Sheets included $56.8 million and $84.6 million, respectively, associated with these arrangements.

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
Further, from time to time, we place Bank Partner loans on non-accrual and non-payment status (“Pended Status”) while we investigate consumer loan balance inquiries, which may arise from disputed charges related to work performed by third-party merchants. As of June 30, 2021, Bank Partner loan balances in Pended Status were $16.3 million. While it is management’s expectation that the majority of these loan balance inquiries will be resolved without incident, in certain instances we may determine that it is appropriate for the Company to permanently reverse the loan balance, assume the related economic responsibility and record a liability for these instances. As of June 30, 2021, our liability for potential Pended Status future losses was $3.8 million.
In addition, from time to time, we enter into indemnification agreements with business partners and other third parties in the ordinary course of business in connection with which we typically agree to indemnify and defend the indemnified parties against certain claims and related losses that they may suffer or incur as a result of our activities. The duration of these indemnification agreements is generally perpetual, and our maximum exposure with respect to such arrangements is not reasonably determinable. Historically, we have not incurred material costs related to these indemnity obligations, and we maintain insurance to offset certain of these potential costs. We also have entered into indemnification agreements with each of our directors and with certain of our officers, which require us to indemnify such individuals, to the fullest extent permitted by Delaware law, against certain liabilities to which they may become subject by reason of their service to us and to advance certain expenses on their behalf.
Legal Proceedings
IPO Litigation. The Company, together with certain of its officers and directors and one of its former directors and certain underwriters of the Company’s IPO were named in a putative class action in the United States District Court for the Southern District of New York (the "District Court") (In Re: GreenSky, Inc. Securities Litigation (Consolidated Action), Case No. 1:2018-cv-11071-AKH (S.D.N.Y.)).
In April 2021, the parties in the case entered into a binding Memorandum of Understanding to settle the matter and the proposed settlement was preliminarily approved by the District Court in June 2021. Substantially all amounts payable by the Company under the settlement were paid by the Company’s insurers in July 2021. The payable under the approved settlement and the related insurance proceeds are recorded in other liabilities and other assets, respectively, in the Company’s Unaudited Condensed Consolidated Balance Sheets at June 30, 2021.
Regulatory matter. We have, from time to time in the normal course of our business, received or are subject to, inquiries or investigations by regulators regarding the GreenSky program, including the origination and servicing of consumer loans, practices by merchants or other third parties, and licensing and registration requirements.
In July 2021, the Company entered into a consent order with the Consumer Financial Protection Bureau to resolve its inquiry related to consumer complaints about certain allegedly unauthorized loans initiated by certain merchants. Without admitting any liability or wrongdoing, GreenSky agreed to pay a civil money penalty of $2.5 million and to provide redress to eligible consumers where there is insufficient evidence of customer authorization that will be capped at $3 million in cash redress (with a minimum remittance of $750,000) and capped at $6 million in credit redress via loan cancellations.
As of June 30, 2021, the Company was fully reserved with respect to the consent order. In the second quarter of 2021, the Company recognized an additional $6.5 million in selling, general and administrative expense in its Consolidated Statements of Operations to increase its previous estimated liability in accordance with ASC 450-20, Contingencies: Loss Contingencies.

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
Financial Guarantees
As of June 30, 2021, the contingent aspect of our financial guarantee was measured under ASC 326, Financial Instruments – Credit Losses, which requires us to estimate expected credit losses, and the impact of those estimates on our required payments under the financial guarantee arrangement, for loans within our Bank Partner portfolios that are either funded or approved for funding at the measurement date, but precludes us from including future loan originations by our Bank Partners. Consistent with the modeling of loan losses for any consumer loan portfolio assumed to go into "run-off," our recognized financial guarantee liability under this model represents a significant portion of the contractual escrow that we establish with each Bank Partner. Typically, changes in the estimated financial guarantee liability as measured under ASC 326 are driven primarily by new Bank Partner loans that are facilitated on our platform during the period and thereby increase the contractual escrow balance and, to a lesser degree, by changes in underlying assumptions.
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
Credit losses: We use lifetime historical credit loss experience for each loan plan comprising a Bank Partner's loan portfolio as a basis for estimating future credit losses. In assessing the current conditions and forecasts of future conditions as of June 30, 2021, we primarily considered the current and expected economic impacts of the COVID-19 pandemic on the macroeconomic environment, as well as initiatives undertaken by the Company to mitigate credit losses, such as the emphasis on our Bank Partners' super-prime promotional loan programs with our merchants and offering loan deferral options to GreenSky program borrowers. All other factors remaining constant, higher credit losses reduce our incentive payments and thereby increase our risk of loss for escrow usage. Generally, higher credit losses earlier in the forecast period expose us to greater risk of loss under our financial guarantee arrangements, as the contractual escrow balance is highest early in the forecast period in conjunction with the outstanding portfolio balance in a "run-off" scenario.
As of June 30, 2021 and December 31, 2020, the estimated value of the escrow financial guarantee was $115.1 million and $131.9 million, respectively, relative to our $166.1 million and $173.2 million contractual escrow that was included in our restricted cash balance as of June 30, 2021 and December 31, 2020, respectively. We recognized financial guarantee benefit of $5.9 million and financial guarantee expense of $10.2 million during the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, we recognized a financial guarantee benefit of $9.8 million and financial guarantee expense of $28.7 million, respectively, in the Unaudited Condensed Consolidated Financial Statements. Refer to Note 1 for additional discussion of our accounting for financial guarantees.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 15. Related Party Transactions
Lease
We lease office space from a related party under common management control for which lease expense is recognized within related party expenses in the Unaudited Condensed Consolidated Statements of Operations and for which operating lease ROU assets and operating lease liabilities are recognized within those respective line items in the Unaudited Condensed Consolidated Balance Sheets. Total operating lease cost related to this office space was $434 thousand and $434 thousand for the three months ended June 30, 2021 and 2020, respectively, and $869 thousand and $869 thousand for the six months ended June 30, 2021 and 2020, respectively. Operating lease ROU assets and operating lease liabilities related to this office space were $3.2 million and $3.6 million, respectively, as of June 30, 2021, and $3.9 million and $4.5 million, respectively, as of December 31, 2020.
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

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$168,616	$116,231
Restricted cash	266,529	319,879
Loan receivables held for sale, net	309,383	571,415
Accounts receivable, net	17,337	21,958
Property, equipment and software, net	22,350	21,452
Other assets	82,194	51,965
Total assets(1)	$866,409	$1,102,900

Liabilities and Members Equity (Deficit)
Liabilities
Accounts payable	$15,905	$15,418
Accrued compensation and benefits	11,824	13,666
Other accrued expenses	16,939	5,207
Finance charge reversal liability	141,605	185,134
Term loan	451,731	452,806
Warehouse facility	256,628	502,830
Financial guarantee liability	115,073	131,894
Other liabilities	84,962	80,478
Total liabilities(2)	1,094,667	1,387,433

Members Equity (Deficit)
Equity (deficit) attributable to Continuing LLC Members	(135,825)	(169,484)
Equity (deficit) attributable to GreenSky, Inc.	(92,433)	(115,049)
Total members equity (deficit)	(228,258)	(284,533)
Total liabilities and members equity (deficit)	$866,409	$1,102,900
(1)Includes $317.8 million and $600.8 million of assets held by the Warehouse SPV as of June 30, 2021 and December 31, 2020, respectively.
(2)Includes $257.5 million and $503.9 million of liabilities held by the Warehouse SPV as of June 30, 2021 and December 31, 2020, respectively.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table reflects the impact of consolidation of GS Holdings, inclusive of the Warehouse SPV, into the Unaudited Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue	$136,518	$132,962	$261,690	$254,819
Total costs and expenses	79,314	113,292	184,770	242,941
Operating profit	57,204	19,670	76,920	11,878
Total other income (expense), net	(5,903)	(4,838)	(11,625)	(8,944)
Net income	$51,301	$14,832	$65,295	$2,934
The following table reflects the cash flow impact of GS Holdings, inclusive of the Warehouse SPV, on the Unaudited Condensed Consolidated Statements of Cash Flows for the periods indicated.

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$276,263	$(333,842)
Net cash used in investing activities	(7,361)	(8,524)
Net cash provided by (used in) financing activities	(269,867)	317,959

Net decrease in cash and cash equivalents and restricted cash	(965)	(24,407)
Cash and cash equivalents and restricted cash at beginning of period	436,110	427,811
Cash and cash equivalents and restricted cash at end of period	$435,145	$403,404

Note 18. Subsequent Events
Subsequent to June 30, 2021, the following events have occurred:
Regulatory Matter
In July, the Company entered into an agreement with the Consumer Financial Protection Bureau to resolve the inquiry related to consumer complaints about allegedly unauthorized loans initiated by certain merchants. As of June 30, 2021 the Company was fully reserved with respect to the agreement. For further information, see Note 14.
Loan Sales
Subsequent to June 30, 2021, the Company completed loan participation sales totaling approximately $82 million. In connection with the sales, the Company repaid amounts under the Warehouse Facility and subsequently also borrowed amounts in connection with additional Warehouse Loan Participation purchases.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(United States dollars in thousands, except per share data and unless otherwise indicated)
You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q, as well as the Audited Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the GreenSky, Inc. 2020 Form 10-K filed with the Securities and Exchange Commission on March 2, 2020 ("2020 Form 10-K"). This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under Part I, Item 1A “Risk Factors” in the Company's 2020 Form 10-K.
Unless the context requires otherwise, "we," "us," "our," "GreenSky" and "the Company" refer to GreenSky, Inc. and its subsidiaries.
Organization
GreenSky, Inc. was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an initial public offering ("IPO") of its Class A common stock and certain Reorganization Transactions, as further described in the 2020 Form 10-K, in order to carry on the business of GreenSky, LLC ("GSLLC"), a Georgia limited liability company, which is an operating entity and wholly-owned subsidiary of GS Holdings, LLC ("GS Holdings"). GS Holdings is a holding company with no operating assets or operations, was organized in August 2017, and on August 24, 2017 acquired a 100% interest in GSLLC. The equity of GS Holdings is owned partially by GreenSky, Inc. and partially by certain pre-IPO equity owners of GS Holdings. Common membership interests of GS Holdings are referred to as "Holdco Units." On May 24, 2018, the Company's Class A common stock commenced trading on the Nasdaq Global Select Market in connection with its IPO.
Executive Summary
Covid-19 Pandemic
On March 11, 2020, the World Health Organization designated the novel coronavirus disease (referred to as "COVID-19") as a global pandemic. In the second half of March 2020, the impact of COVID-19 and related actions to mitigate its spread within the U.S. began to impact our consolidated operating results. As of August 5, 2021, the date of filing this Quarterly Report on Form 10-Q, the duration and severity of the effects of COVID-19 remain unknown. Likewise, we do not know the duration and severity of the impact of COVID-19 on members of the GreenSky ecosystem – our merchants, Bank Partners, and GreenSky program borrowers – or our associates. In addition to instituting a Company-wide work-at-home program to ensure the safety of all GreenSky associates and their families, we formed a GreenSky Continuity Team that is tasked with communicating to employees on a regular basis regarding such efforts as planning for contingencies related to the COVID-19 pandemic, providing updated information and policies related to the safety and health of all GreenSky associates, and monitoring the pandemic for new developments that may impact GreenSky, our work locations and our associates. Our GreenSky Continuity Team is generally following the requirements and protocols as published by the U.S. Centers for Disease Control and Prevention and the World Health Organization, as well as state and local governments. We do not believe that these protocols have materially adversely impacted our internal controls or financial reporting processes.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law. While we do not believe the impacts of the CARES Act were material during the three and six months ended June 30, 2021, we continue to examine both the direct and indirect impacts that the CARES Act, and additional government relief measures, may have on our business, including impacts associated with the expiration of select CARES Act provisions.

The following are key impacts of COVID-19 on our business and response initiatives taken by the Company, in coordination with our network partners, to mitigate such impacts:
Transaction Volume. Our transaction volume began to be impacted significantly by COVID-19 in mid-March 2020, and certain of our transaction volumes continue to be impacted. For the three months ended June 30, 2021, our transaction volume increased 14% compared to the second quarter of the prior year.
Portfolio Credit Losses. We entered the COVID-19 pandemic with historically strong credit performance and we believe our home improvement sector program borrowers, particularly in concert with our focus on promotional credit, are financially resilient. To maintain our strong credit position in this uncertain economic environment, we continue to emphasize our super-prime promotional loan programs with our merchants. Additionally, in partnership with our Bank Partners, GreenSky program borrowers impacted by COVID-19 who requested hardship assistance have received temporary relief from payments. As of June 30, 2021, less than $10 million, or 0.10% of our total servicing portfolio, was in payment deferral.
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
As the impact of COVID-19 continues to persist and evolve, GreenSky remains committed to serving GreenSky program borrowers and our Bank Partners and merchants, while caring for the safety of our associates and their families. The potential impact that COVID-19 could have on our financial condition and results of operations remains highly uncertain. For more information, refer to Part I, Item 1A "Risk Factors" in our 2020 10-K, and, in particular, "– The global outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance and results of operations."
Key Developments
•During the second quarter, GreenSky added or expanded several significant merchant and sponsor partnerships, which are expected to contribute up to $500 million in incremental 2022 annual transaction volumes, with the opportunity for additional significant growth. These partnerships include:
◦A five-year, exclusive, first-look contract with a longstanding sponsor, the Electric & Gas Industries Association (EGIA), which represents a market share win against HVAC competitors. The relationship is expected to generate an incremental $300 million in 2022 transaction volumes and to ultimately reach up to $1 billion in annual transaction volumes during the exclusivity period;
◦An innovative alliance with a leading digital marketplace for home services; and
◦New merchant agreements with two national manufacturers in the kitchens and bathrooms category.
•During the second quarter, GreenSky completed approximately $1.1 billion in funding activities which included $547 million in whole loan and loan participation sales and an increase of $640 million to existing Bank Partner commitments.
•In July, the Company entered into an agreement with the Consumer Financial Protection Bureau to resolve the inquiry related to consumer complaints about allegedly unauthorized loans initiated by certain merchants. As of June 30, 2021 the Company was fully reserved with respect to the agreement and the impact on the second quarter was $6.5 million of pre-tax income, which is reflected as a non-recurring item in the Company’s adjusted EBITDA. For further information, see Note 14 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.

Second Quarter and Year-to-date 2021 Results
The following are key business metrics and financial measures as of and for the three and six months ended June 30, 2021:
Business Metrics
•Transaction volume (as defined below) was $1.5 billion during the three months ended June 30, 2021 compared to $1.4 billion during the three months ended June 30, 2020, an increase of 14%. Transaction volume was $2.8 billion during the six months ended June 30, 2021 compared to $2.7 billion during the six months ended June 30, 2020, an increase of 4%;
•Total revenue of $136.5 million during the three months ended June 30, 2021 increased 3% from $133.0 million during the three months ended June 30, 2020. Total revenue of $261.7 million during the six months ended June 30, 2021 increased 3% from $254.8 million during the six months ended June 30, 2020;
•The outstanding balance of loans serviced by our platform totaled $9.43 billion as of June 30, 2021 compared to $9.38 billion as of June 30, 2020, an increase of 1%;
•We maintained a strong consumer profile. GreenSky program borrowers with credit scores over 780 comprised 41% of the loan servicing portfolio as of June 30, 2021, and over 90% of the loan servicing portfolio as of June 30, 2021 consisted of GreenSky program borrowers with credit scores over 700; and
•The 30-day delinquencies as of June 30, 2021 were 0.70%, an improvement of 4 basis points over June 30, 2020. The delinquency rate includes accounts that received COVID-19 assistance that are no longer in payment deferral. Less than 0.1% of the total loans serviced by our platform as of June 30, 2021 were in deferral status, compared to approximately 0.8% as of December 31, 2020 and 4% at the peak in the second quarter of 2020.
Financial Measures
We had net income of $46.7 million and $58.8 million, respectively, during the three and six months ended June 30, 2021 compared to net income of $13.4 million and $2.4 million, respectively, during the six months ended June 30, 2020. The higher earnings in the 2021 periods was primarily due to:
•A $5.9 million and $9.8 million, respectively, non-cash benefit to financial guarantee expense in the three and six months ended June 30, 2021, compared to a $10.2 million and $28.7 million, respectively, expense in the same periods in 2020. Refer to "Three and Six Months Ended June 30, 2021 and 2020–Financial guarantee expense (benefit)" in this Part I, Item 2 as well as Note 1 and Note 14 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional discussion of our financial guarantee.
•Our cost of revenue decreased $21.4 million and $29.8 million, respectively, during the three and six months ended June 30, 2021 compared to the same periods in 2020, largely driven by a decrease in FCR liability, which was primarily a function of higher performance fees attributable to lower charge-offs and due to a lower balance of deferred interest loans subject to FCR as a result of our funding diversification that began in mid-2020.
•These amounts were partially offset by sales, general and administrative costs that increased $2.4 million and $7.1 million, respectively, including $7.1 million and $13.5 million, respectively, of non-recurring costs during the three and six months ended June 30, 2021, primarily associated with legal and regulatory matters.
For additional information, see Results of Operations within this Part I, Item 2.

Adjusted EBITDA (as defined below) of $60.8 million during the three months ended June 30, 2021 increased from $39.8 million during the three months ended June 30, 2020. Adjusted EBITDA of $95.9 million during the six months ended June 30, 2021 increased from $56.9 million during the six months ended June 30, 2020. Information regarding our use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP (as defined below) measure, is included in "Non-GAAP Financial Measure."
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
Given that our home improvement vertical is a significant contributor to our overall revenue, our revenue generally has been higher during the second and third quarters of the year as the weather improves, the residential real estate market becomes more active and consumers begin home improvement projects. Conversely, our revenue growth generally has been relatively slower during the first and fourth quarters of the year, as consumer spending on home improvement projects tends to slow leading up to the holiday season and through the winter months. Historically, the elective healthcare vertical has been susceptible to seasonality during the fourth quarter of the year, as the licensed healthcare providers take more vacation time around the holiday season. Our seasonality trends may vary in the future as we introduce our program to new industry verticals and the GreenSky program becomes less concentrated in the home improvement industry.
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
Non-GAAP Financial Measure
In addition to financial measures presented in accordance with United States generally accepted accounting principles (“GAAP”), we monitor Adjusted EBITDA to manage our business, make planning decisions, evaluate our performance and allocate resources. We define “Adjusted EBITDA” as net income (loss) before interest expense, taxes, depreciation and amortization, adjusted to eliminate share-based compensation and payments and certain non-cash and non-recurring expenses.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$46,711	$13,355	$58,836	$2,436
Interest expense(1)	6,721	5,894	13,335	11,514
Income tax expense	4,582	1,497	6,454	602
Depreciation and amortization	3,479	2,762	6,795	5,207
Share-based compensation expense(2)	4,031	3,481	7,743	6,980
Financial guarantee liability - Escrow(3)	—	10,248	—	28,656
Servicing asset and liability changes(4)	(3,989)	568	(11,494)	(1,738)
Mark-to-market on sales facilitation obligations(5)	(7,827)	—	781	—
Transaction and non-recurring expenses(6)	7,111	2,025	13,451	3,258
Adjusted EBITDA	$60,819	$39,830	$95,901	$56,915
(1)Interest expense on the Warehouse Facility and interest income on the loan receivables held for sale are not included in the adjustment above as amounts are components of cost of revenue and revenue, respectively.
(2)See Note 12 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional discussion of share-based compensation.
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
(4)Includes the non-cash changes in the fair value of servicing assets and servicing liabilities related to our servicing obligations associated with Bank Partner agreements and other contractual arrangements.
(5)Mark-to-market on sales facilitation obligations reflects changes in the fair value in the embedded derivative for sales facilitation obligations. The changes in fair value are recognized as a mark-to-market expense in cost of revenue for the period. See Note 3 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional discussion.
(6)The three and six months ended June 30, 2021 primarily include legal fees associated with IPO litigation and regulatory matter. The three and six months ended June 30, 2020 include legal fees associated with IPO litigation and regulatory matter and professional fees associated with our strategic alternatives review process.

Business Metrics
We review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends, formulate plans and make strategic decisions, including the following.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Transaction Volume
Dollars (in millions)	$1,546	$1,358	$2,841	$2,729
Percentage decrease	14%		4%
Loan Servicing Portfolio
Dollars (in millions, at end of period)	$9,431	$9,384	$9,431	$9,384
Percentage increase	1%		1%
Cumulative Consumer Accounts
Number (in millions, at end of period)	4.06	3.39	4.06	3.39
Percentage increase	20%		20%
Transaction Volume. We define transaction volume as the dollar value of loans facilitated on our platform during a given period. Transaction volume is an indicator of revenue and overall platform profitability.
Loan Servicing Portfolio. We define our loan servicing portfolio as the aggregate outstanding consumer loan balance (principal plus accrued interest and fees) serviced by our platform at the date of measurement. The average loan servicing portfolio for the three months ended June 30, 2021 and 2020 was $9.4 billion and $9.3 billion, respectively. The average loan servicing portfolio for the six months ended June 30, 2021 and 2020 was $9.4 billion and $9.2 billion, respectively.
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
As of June 30, 2021, we had aggregate funding commitments from our Bank Partners of approximately $10.3 billion, a substantial majority of which are "revolving" commitments that replenish as outstanding loans are paid down. Of the funding commitments available at June 30, 2021 for use in the next 12 months, approximately $2.6 billion was unused, and we anticipate approximately $2.3 billion of additional funding capacity will become available as loans pay-down under revolving commitments during this period. During the second quarter of 2021, an existing Bank Partner increased its revolving commitment by $500 million to $2.0 billion and extended the terms of its commitment for an additional two years into the fourth quarter of 2023.

As we add new Bank Partners, their commitments are typically subject to a mutually agreed upon onboarding schedule. From time to time, certain of our Bank Partners have requested adjustments to the volume or type of loans that they originate, including, on occasion, temporary increases, decreases or suspensions of originations. We have generally honored these requests in the ordinary course of our relationships with our Bank Partners and, to date, they have not had a meaningful impact on the GreenSky program.
In addition to customary expansion of commitments from existing Bank Partners and the periodic addition of new Bank Partners to our funding group, we have diversified the funding for loans originated by our Bank Partners to include alternative structures with institutional investors, financial institutions and other funding sources. In the first quarter of 2021, the Company executed an arrangement with a leading insurance company that included an initial sale of loan participations totaling approximately $135 million and a forward flow commitment for the sale of up to $1.0 billion in additional loan participations over a one-year period. In April 2021, that commitment was increased by $500 million to $1.5 billion. During the six months ended June 30, 2021, GreenSky executed approximately $864 million of sales of loan participations and whole loans (inclusive of the sale referenced above). A portion of these transactions included the sale of participations previously purchased by the Warehouse SPV, and the related proceeds from such sales were used to pay down amounts previously borrowed under the Warehouse Facility.
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
Performance of the Loans in our Bank Partners' Portfolios. While our Bank Partners bear substantially all of the credit risk on their wholly-owned loan portfolios, Bank Partner credit losses and prepayments impact our profitability in the following ways:
•Our contracts with our Bank Partners entitle us to incentive payments when the finance charges billed to borrowers exceed the sum of (i) an agreed-upon portfolio yield, (ii) a fixed servicing fee and (iii) realized credit losses. This incentive payment varies from month to month, primarily due to the amount of realized credit losses.
•With respect to deferred interest loans, the GreenSky program borrowers are billed for interest throughout the deferred interest promotional period, but they are not obligated to pay any interest if the loans are repaid in full before the end of the promotional period. We are obligated to remit this accumulated billed interest to our Bank Partners to the extent the loan principal balances are paid off within the promotional period (each event, a finance charge reversal or "FCR") even though the interest billed to the GreenSky program borrowers is reversed. Our maximum FCR liability is limited to the gross amount of finance charges billed during the promotional period, offset by (i) the collection of incentive payments from our Bank Partners during such period, (ii) proceeds received from transfers of charged-off receivables, and (iii) recoveries on unsold charged-off receivables. Our profitability is impacted by the difference between the cash collected from these items and the cash to be remitted on a future date to settle our FCR liability. Our FCR liability quantifies our expected future obligation to remit previously billed interest with respect to deferred interest loans.
•Under our Bank Partner agreements, if credit losses exceed an agreed-upon threshold, we make limited payments to our Bank Partners from the escrow accounts we establish for them. Our related maximum financial exposure is contractually limited to those escrow amounts, which represented a weighted average target rate of 2.2% of the total outstanding loan balance as of June 30, 2021. Cash set aside to meet this requirement is classified as restricted cash in our Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2021, the financial guarantee liability associated with our escrow arrangements represented approximately 70% of the contractual escrow that we have established with each Bank Partner.
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
Results of Operations Summary

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue
Transaction fees	$102,440	$101,777	$663	1%	$188,097	$191,661	$(3,564)	(2)%
Servicing	31,375	28,481	2,894	10%	66,042	59,764	6,278	11%
Interest and other	2,703	2,704	(1)	—%	7,551	3,394	4,157	122%
Total revenue	136,518	132,962	3,556	3%	261,690	254,819	6,871	3%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	43,935	65,377	(21,442)	(33)%	107,932	137,682	(29,750)	(22)%
Compensation and benefits	21,918	21,724	194	1%	44,391	43,888	503	1%
Property, office and technology	4,529	4,178	351	8%	8,988	8,099	889	11%
Depreciation and amortization	3,479	2,762	717	26%	6,795	5,207	1,588	30%
Sales, general and administrative	10,881	8,526	2,355	28%	25,523	18,455	7,068	38%
Financial guarantee expense (benefit)	(5,880)	10,248	(16,128)	N/M	(9,763)	28,656	(38,419)	N/M
Related party	452	477	(25)	(5)%	904	954	(50)	(5)%
Total costs and expenses	79,314	113,292	(33,978)	(30)%	184,770	242,941	(58,171)	(24)%
Operating profit	57,204	19,670	37,534	191%	76,920	11,878	65,042	548%
Other income (expense), net	(5,911)	(4,818)	(1,093)	23%	(11,630)	(8,840)	(2,790)	32%
Income before income tax expense	51,293	14,852	36,441	245%	65,290	3,038	62,252	2,049%
Income tax expense	4,582	1,497	3,085	206%	6,454	602	5,852	972%
Net income	$46,711	$13,355	$33,356	250%	$58,836	$2,436	$56,400	2,315%
Less: Net income attributable to noncontrolling interests	30,381	9,222	21,159	229%	38,708	1,637	37,071	2,265%
Net income attributable to GreenSky, Inc.	$16,330	$4,133	$12,197	295%	$20,128	$799	$19,329	2,419%

Earnings per share of Class A common stock
Basic	$0.23	$0.06			$0.28	$0.01
Diluted	$0.22	$0.06			$0.27	$0.01

Three and Six Months Ended June 30, 2021 and 2020
Total Revenue
We generate a substantial majority of our total revenue from transaction fees paid by merchants each time a consumer utilizes our platform to finance a purchase and, to a lesser extent, from fixed servicing fees on our loan servicing portfolio and interest income from loan receivables held for sale.
Transaction fees
During the three months ended June 30, 2021, transaction fees revenue increased 1% compared to the same period in 2020 due to a 14% increase in transaction volume, partially offset by a decrease in transaction fee rate. During the six months ended June 30, 2021, transactions fees revenue decreased 2% compared to the same period in 2020, primarily attributable to a decrease in transaction fee rate resulting from a change in the mix of promotional terms of loans originated on our platform and an increase in price concessions, which reduced transaction fees by $3.7 million during the six months ended June 30, 2021 compared to $2.4 million offered to the same merchant group during the same period in 2020. These decreases were partially offset by a 4% increase in transaction volume.
Transaction fees earned per dollar originated ("transaction fee rate") were 6.63% during the three months ended June 30, 2021 compared to 7.50% during the same period in 2020, and 6.62% during the six months ended June 30, 2021 compared to 7.02% during the same period in 2020. The year over year transaction fee rate decreases are primarily related to the mix of promotional terms of loans originated on our platform. Loans with lower interest rates, longer stated maturities and longer promotional periods generally carry relatively higher transaction fee rates. Conversely, loans with higher interest rates, shorter stated terms and shorter promotional periods generally carry relatively lower transaction fee rates. In addition, the mix of loans offered by merchants generally varies by merchant category, and is dependent on merchant and consumer preference. Therefore, shifts in merchant mix have a direct impact on our transaction fee rates.
Servicing
We earn a specified servicing fee for providing professional services to manage loan portfolios on behalf of our Bank Partners, including servicing of participated loans for a Bank Partner that retains the loan and servicing rights. Servicing fees are paid monthly and are typically based upon an annual fixed percentage of the average outstanding loan portfolio balance. Servicing revenue is also impacted by the fair value change in our servicing assets associated with the servicing arrangements with our Bank Partners. See Note 3 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information on our servicing assets.
The following table presents servicing revenue earned from servicing fees and the fair value change in servicing assets included in our servicing revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Servicing fee	$27,734	$29,529	$55,261	$59,023
Fair value change in servicing asset	3,641	(1,048)	10,781	741
Total servicing revenue	$31,375	$28,481	$66,042	$59,764
During the three months ended June 30, 2021, servicing revenue increased $2.9 million, or 10%, compared to the same period in 2020, which was primarily attributable to the $3.6 million increase in the fair value of our servicing asset in 2021, as compared to the $1.0 million decrease in the fair value of our servicing asset during the same period in 2020. The increase in the servicing asset in 2021 reflects the further improvement in credit forecasts in the second quarter of 2021. The servicing fee decrease reflects a 2021 average servicing fee rate of 1.19%, compared to 1.27% during the same period of 2020 primarily attributable to the diversification of our funding strategy.
During the six months ended June 30, 2021, servicing revenue increased $6.3 million, or 11%, compared to the same period in 2020, which was primarily attributable to the $10.8 million increase in the fair value change in our servicing asset in 2021, as compared to the $0.7 million increase in the fair value change in our servicing asset during the same period in 2020. The increase in the servicing asset in 2021 reflects the improvements in credit forecasts since December. The servicing fee decrease reflects a 2021 average servicing fee of 1.18%, compared to 1.28% during the same period in 2020 primarily attributable to the diversification of our funding strategy.
Interest and other
We earn interest income from loan receivables held for sale, including loan participations purchased by the Warehouse SPV. The amount of interest for each period depends on the average level of loan participations and the mix of loans owned for each period. During the six months ended June 30, 2021, interest income increased $4.2 million compared to the same period in 2020, primarily due to the use of the Warehouse SPV, formed in the second quarter of 2020, which resulted in an increase in loan receivables held for sale.
Cost of Revenue (exclusive of depreciation and amortization expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Origination related	$5,218	$6,115	$10,522	$12,757
Servicing related	12,596	12,363	26,138	25,522
Fair value change in FCR liability	19,261	36,050	45,678	88,554
Loan and loan participation sales costs	14,687	10,849	24,813	10,849
Mark-to-market on sales facilitation obligations	(7,827)	—	781	$—
Total cost of revenue (exclusive of depreciation and amortization expense)	$43,935	$65,377	$107,932	$137,682
Origination related
During the three and six months ended June 30, 2021, loan origination related expenses decreased 15% and 18%, respectively, compared to the same periods in 2020, largely driven by operational efficiencies in loan processing, with origination related expenses as a percent of transaction volume decreasing to 0.34% and 0.37% during the three and six months ended June 30, 2021, from 0.45% and 0.47% for the same periods in 2020. Additionally, there were lower customer protection expenses of $263 thousand and $850 thousand during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, which are incurred when the Company determines that a merchant did not fulfill its obligation to a borrower and compensates a Bank Partner for the applicable portion of the loan principal balance.
Servicing related
During the three and six months ended June 30, 2021, loan servicing related expenses increased 2% and 2%, respectively, compared to the same periods in 2020, which resulted from our 1% and 2% period-over- period, respectively, average loan servicing portfolio growth. The increases in servicing related expenses associated with the increases in loans serviced were primarily for personnel costs within our collections and operations functions as well as printing and posting costs. Servicing related expenses as a percent of our average loan servicing portfolio were 0.54% and 0.56% during the three and six months ended June 30, 2021, respectively, compared to 0.53% and 0.55% for the same periods in 2020.
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
See Note 3 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information on our finance charge reversal liability, including a qualitative discussion of the impact to the fair value of our liability resulting from changes in the finance charge reversal rate and discount rate. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk–Credit risk.”
The following table reconciles the beginning and ending measurements of our FCR liability and highlights the activity that drove the fair value change in FCR liability included in our cost of revenue. With the implementation of our whole loan and loan participation sales program in mid-2020, we experienced a decline in deferred interest loans in Bank Partner portfolios, primarily attributable to the diversification of our funding strategy and purchases of deferred interest loans by the Warehouse SPV.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$167,436	$213,158	$185,134	$206,035
Receipts(1)	53,168	59,600	104,434	104,308
Settlements(2)	(98,260)	(110,053)	(193,641)	(200,142)
Fair value changes recognized in cost of revenue(3)	19,261	36,050	45,678	88,554
Ending balance	$141,605	$198,755	$141,605	$198,755
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
(2)Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that were repaid within the promotional period and includes billed finance charges not yet collected on loan participations purchased by the Warehouse SPV of $10.1 million and $20.0 million, respectively, during the three months ended June 30, 2021 and 2020, and $12.7 million and $20.0 million, respectively, during the six months ended June 30, 2021 and 2020, which were not yet collected and subject to potential future finance charge reversal at the time of purchase. These amounts were paid to the Bank Partner in full as of the participation purchase dates.
(3)A fair value adjustment is made based on the expected reversal percentage of billed finance charges (expected settlements), which is estimated at each reporting date. The fair value adjustment is recognized in cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
Further detail regarding our receipts is provided below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Incentive payments	$45,424	$55,759	$89,502	$98,212
Recoveries on unsold charged-off receivables(1)	7,744	3,841	14,932	6,096
Total receipts	$53,168	$59,600	$104,434	$104,308
(1)Represents recoveries on previously charged-off Bank Partner loans. We collected recoveries on previously charged-off and transferred Bank Partner loans on behalf of our charged-off receivables investors of $5.6 million and $5.3 million during the three months ended June 30, 2021 and 2020, respectively, and $10.8 million and $11.1 million during the six months ended June 30, 2021 and 2020, respectively. These collected recoveries are excluded from receipts, as they do not impact our fair value change in FCR liability.
The decreases in the fair value change in FCR liability recognized in cost of revenue during the three and six months ended June 30, 2021 of $16.8 million, or 47%, and $42.9 million, or 48%, respectively, compared to the same periods in 2020, were primarily a function of a lower balance of deferred interest loans subject to FCR as a result of loan prepayments and our funding diversification that began in mid-2020.

Loan and loan participations sales costs
Loan and loan participation sales costs primarily include interest expense on the Warehouse Facility, lower of cost or fair value adjustments on sold loan participations or currently owned loan participations ("Warehouse Loan Participations") and fair value changes in contingent consideration receivables, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining the Warehouse Facility.
During the three and six months ended June 30, 2021, the loan and loan participations sales costs were $14.7 million and $24.8 million, respectively, inclusive of realized losses of $11.4 million and $14.7 million, respectively, on Warehouse Loan Participations sold.
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
During the three and six months ended June 30, 2021, the mark-to-market on sales facilitation obligations were $(7.8) and $0.8 million, respectively. As the first sales facilitation obligations were entered into in the third quarter of 2020, there were no such amounts during the three and six months ended June 30, 2020. See Note 3 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.
Compensation and benefits
Compensation and benefits expense primarily consists of salaries, benefits and share-based compensation for all cost centers not already included in cost of revenue, such as information technology, sales and marketing, product management and all overhead related activities.
For the three months ended June 30, 2021, compensation and benefits expense increased $194 thousand, or 1%, compared to the same period in 2020 as a result of a $542 thousand increase in stock-based compensation expense and a $200 thousand decrease in capitalized information technology costs, partially offset by lower salary expense of $634 thousand.
During the six months ended June 30, 2021, compensation and benefits expense increased $503 thousand, or 1%, compared to the same period in 2020 as a result of a $637 thousand increase in stock-based compensation expense and a $543 thousand decrease in capitalized IT costs, partially offset by a decrease in salary expense of $763 thousand.
Property, office and technology
During the three months ended June 30, 2021, property, office, and technology expense increased $351 thousand, or 8%, compared to the same period in 2020. The increase is primarily due to a $483 thousand increase in software, hardware and hosting costs, partially offset by a $154 thousand decrease in consulting expenses associated with additional technology process innovation costs in the 2020 period.
During the six months ended June 30, 2021, property, office, and technology expense increased $889 thousand, or 11%, compared to the same period in 2020. The increase is primarily due to an increases in software, hardware and hosting costs of $1.2 million, partially offset by a $333 thousand decrease in consulting expenses.
Depreciation and amortization
During the three and six months ended June 30, 2021, depreciation and amortization expense increased $0.7 million, or 26%, and $1.6 million, or 30%, respectively, compared to the same periods in 2020, primarily driven by increases over time in capitalized internally-developed software from our growing infrastructure, resulting in increased amortization expense.

Sales, general and administrative
Sales, general and administrative expenses primarily consist of legal, accounting, consulting and other professional services, recruiting, non-sales and marketing travel costs and promotional activities.
During the three and six months ended June 30, 2021, sales, general and administrative expense increased $2.4 million, or 28%, and $7.1 million, or 38%, respectively, compared to the same periods in 2020, respectively, primarily related to increases in legal and regulatory costs of $4.1 million and $11.2 million, respectively, partially offset by a decrease in provision for losses for loan receivables held for sale of $1.2 million and $2.8 million, respectively. See Note 14 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information on our legal proceedings.
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
During the three and six months ended June 30, 2021, the Company recognized a financial guarantee benefit of $5.9 million and $9.8 million, respectively, compared to financial guarantee expense of $10.2 million and $28.7 million, respectively, during the same periods in 2020. The financial guarantee benefit recognized in 2021 is primarily due to an improved credit forecast and lower delinquency rates while the same periods last year were largely impacted by the onset of the COVID-19 pandemic and the decreased expectations of Bank Partner loan credit performance. The financial guarantee benefit recognized in 2021 is also attributable to accelerated prepayments on loans within our Bank Partner portfolios and sales of whole loans and loan participations from our existing bank partner arrangements into alternative structures that are not subject to our financial guarantee. See Note 1 and Note 14 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information regarding the measurement of our financial guarantees under the new standard.
Related party
Related party expenses, on a recurring basis, primarily consist of rent expense, as we lease office space from a related party.
During the three and six months ended June 30, 2021, related party expenses decreased $25 thousand, or 5%, and $50 thousand, or 5%, compared to the same periods in 2020, due to decreased amortization of employee loans.
Other income (expense), net
During the three months ended June 30, 2021, other expense, net increased $1.1 million, or 23%, compared to the same period in 2020, primarily due to an increase in interest expense of $816 thousand from our incremental term loan entered into June 2020 (the "2020 Amended Credit Agreement").
During the six months ended June 30, 2021, other expense, net increased $2.8 million, or 32%, compared to the same period in 2020. The increase was primarily due to (i) $1.8 million increase in interest expense from the 2020 Amended Credit Agreement; (ii) $590 thousand decrease in interest income; and (iii) a net $285 thousand lower income from the change in the fair value of our servicing liabilities.
Income tax expense
Income tax expense recorded during the three and six months ended June 30, 2021 of $4.6 million and $6.5 million reflected the expected income tax expense of $5.0 million and $6.3 million, respectively, on the net earnings for the periods related to GreenSky, Inc.'s economic interest in GS Holdings, which was combined with $438 thousand of tax benefit and $160 thousand of tax expense, respectively, arising from discrete items, primarily consisting of a stock-based compensation shortfall as a result of restricted stock award vesting during the period and the tax expense impact of a nondeductible regulatory matter incurred during the period.
The increase in income tax expense during the three and six months ended June 30, 2021, as compared to the income tax expense in the same periods in 2020, was primarily related to an increase in overall net earnings attributable to GreenSky, Inc.'s economic interest in GS Holdings in 2021.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests for the three and six months ended June 30, 2021 and 2020 reflects income attributable to the Continuing LLC Members for the entire periods based on their weighted average ownership interest in GS Holdings, which was 59.3% and 63.1% for the three months ended June 30, 2021 and 2020, respectively, and 59.4% and 63.5% for the six months ended June 30, 2021 and 2020, respectively.
Financial Condition Summary
Significant changes in the composition and balance of our assets and liabilities as of June 30, 2021 compared to December 31, 2020 were principally attributable to the following:
•a $55.5 million increase in cash and cash equivalents and a $53.4 million decrease in restricted cash. See "Liquidity and Capital Resources" in this Part I, Item 2 for further discussion of our cash flow activity;
•a $262.0 million decrease in loan receivables held for sale, net, primarily due to the sale of Warehouse Loan Participations previously purchased by the Warehouse SPV during the six months ended June 30, 2021 as the company has implemented monthly and quarterly sales of whole loans and loan participations as an integral part of its funding diversification program;
•a $43.5 million decrease in the FCR liability primarily due to a decline in deferred interest loans in Bank Partner portfolios, primarily attributable to the diversification of our funding strategy and purchases of deferred interest loans by the Warehouse SPV. This activity is analyzed in further detail throughout this Part I, Item 2;
•a $16.8 million decrease in our financial guarantee liability primarily driven by (i) the credit performance of the Bank Partner portfolios in the first six months of 2021 and (ii) the improvement in the forecasted credit performance of those portfolios relative to December 31, 2020. The decrease in the liability also reflects approximately $4.2 million in escrow payments during the period related to a Bank Partner that is no longer originating loans under the GreenSky program. There was no utilization of escrow by any Bank Partner that was originating loans under the GreenSky program during the six months ended June 30, 2021;
•an increase in total equity of $57.0 million primarily due to: (i) net income of $58.8 million, (ii) share-based compensation of $7.7 million and (iii) other comprehensive income, net of tax of $3.1 million associated with our interest rate swap, partially offset by distributions of $10.8 million, which were primarily tax distributions; and
•a $246.2 million decrease in notes payable resulting from repayments of the Warehouse Facility.
Liquidity and Capital Resources
We are a holding company with no operations and depend on our subsidiaries for cash to fund all of our consolidated operations, including future dividend payments, if any. We depend on the payment of distributions by our current subsidiaries, including GS Holdings and GSLLC, which distributions may be restricted as a result of regulatory restrictions, state law regarding distributions by a limited liability company to its members, or contractual agreements, including agreements governing their indebtedness. For a discussion of those restrictions, refer to Part I, Item 1A. "Risk Factors–Risks Related to Our Organizational Structure" in the 2020 Form 10-K.
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
Our principal source of liquidity is cash generated from operations. Our transaction fees are the most substantial source of our cash flows and follow a relatively predictable, short cash collection cycle. Our short-term liquidity needs primarily include setting aside restricted cash for Bank Partner escrow balances and interest payments on GS Holdings' Credit Facility, funding the portion of the Warehouse Loan Participations that is not financed by the Warehouse Facility, interest payments and unused fees on the Warehouse Facility, as defined and discussed in "–Borrowings–Term loan and revolving facility" and "–Borrowings–Warehouse Facility" within this Item 2, and sales facilitation obligations as discussed within this Item 2 and Note 3 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. Further, in the near term, we expect our capital expenditures to be small relative to our unrestricted cash and cash equivalents balance. We currently generate sufficient cash from our operations to meet these short-term needs. In addition, we expect to use cash for: (i) FCR liability settlements, which are not fully funded by the incentive payments we receive from our Bank Partners, but for which $56.8 million is held for certain Bank Partners in restricted cash as of June 30, 2021, and for payments under our financial guarantees (see Note 14 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion), and (ii) sales facilitation obligations (see Note 3 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion on our sales facilitation obligations). Our $100 million revolving loan facility is also available to supplement our cash flows from operating activities to satisfy our short-term liquidity needs. In February 2021, Moody's Investors Services ("Moody's") downgraded our senior secured credit facility rating from B1 to B2 and, in April 2021, Standard & Poor's Global Ratings ("S&P") downgraded our senior secured credit facility rating from B+ to B. We do not expect these downgrades to have a material impact on our operations or ability to meet our cash obligations.
The Warehouse Facility finances purchases by the Warehouse SPV of participations in loans originated through the GreenSky program. The Warehouse Facility provides committed financing of $555.0 million and provides financing for a significant portion of the principal balance of such participations, with the Company funding the remainder. Although the portion financed by the Warehouse Facility varies based on the composition of the pool of participations being purchased, we expect such portion to be approximately 84% on average. From time to time, the Company purchases participations in loans that have future funding obligations. Such future funding obligations will be funded by the Bank Partner that owns the loan; however, the Company is required to purchase a participation in the future funding amount, which the Company intends to finance through the Warehouse Facility at similar rates. As of June 30, 2021, the Warehouse SPV held $301.9 million of loan participations and the Warehouse Facility had an outstanding balance of $256.6 million. In addition, the Warehouse SPV conducts periodic sales of the loan participations and may in the future issue asset-backed securities to third parties, which sales or issuances would allow additional purchases to be financed at similar rates.
Our most significant long-term liquidity need involves the repayment of our term loan upon maturity in March 2025, which assuming no prepayments, will have an expected remaining unpaid principal balance of $444.6 million at that time, as well as the repayment of our revolving Warehouse Facility upon maturity in December 2023. Assuming no extended impact of the COVID-19 pandemic, we anticipate that our significant cash generated from operations will allow us to service these debt obligations. Should operating cash flows be insufficient for this purpose, we will pursue other financing options. We have not made any material commitments for capital expenditures other than those disclosed in the "Contractual Obligations" table in Part II, Item 7 of our 2020 Form 10-K, which did not change materially during the three and six months ended June 30, 2021.
Significant Changes in Capital Structure
There were no significant changes in the Company's capital structure during the three and six months ended June 30, 2021. During the six months ended June 30, 2020, we established the SPV Facility and amended our 2018 Amended Credit Agreement.

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

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$276,263	$(333,842)
Net cash used in investing activities	$(7,361)	$(8,524)
Net cash provided by (used in) financing activities	$(266,738)	$333,929
Cash and cash equivalents and restricted cash totaled $469.8 million as of June 30, 2021, an increase of $2.2 million from December 31, 2020. Restricted cash, which had a balance of $266.5 million as of June 30, 2021 compared to a balance of $319.9 million as of December 31, 2020, is not available to us to fund operations or for general corporate purposes.
Our restricted cash balances as of June 30, 2021 and December 31, 2020 were comprised primarily of four components: (i) $166.1 million and $173.2 million, respectively, which represented the amounts that we have escrowed with Bank Partners as limited protection to the Bank Partners in the event of certain Bank Partner portfolio credit losses or in the event that the finance charges billed to borrowers do not exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses; (ii) $56.8 million and $84.6 million, respectively, which represented an additional restricted cash balance that we maintained for certain Bank Partners related to our FCR liability; (iii) $30.4 million and $27.7 million, respectively, which represented certain custodial in-transit loan funding and consumer borrower payments that we were restricted from using for our operations; and (iv) $13.2 million and $34.4 million, respectively, which represented temporarily restricted cash related to collections in connection with Warehouse Loan Participations (which is released from restrictions in accordance with the terms of the Warehouse Facility). The restricted cash balances related to our FCR liability and our custodial balances are not included in our evaluation of restricted cash usage, as these balances are not held as part of a financial guarantee arrangement. See Note 14 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information on our restricted cash held as escrow with Bank Partners.
Cash provided by (used in) operating activities
Six Months Ended June 30, 2021. Cash flows provided by operating activities were $276.3 million during the six months ended June 30, 2021. The largest source of operating cash flow for the six months ended June 30, 2021 was a $258.2 million decrease in loan receivables held for sale as a result of completed sales in the period. Net income of $58.8 million and other working capital benefits also contributed as sources of operating cash flows. These were partially offset by the use of $43.5 million of cash related to previously billed finance charges that reversed in the period.
Six Months Ended June 30, 2020. Cash flows used in operating activities were $333.8 million during the six months ended June 30, 2020. Net income of $2.4 million was adjusted favorably for certain non-cash items of $50.6 million, which were predominantly related to financial guarantee losses, depreciation and amortization, share-based compensation expense, and mark to market adjustment on loan receivables held for sale, partially offset by the fair value changes in servicing assets and liabilities and deferred tax benefit.
The primary uses of operating cash during the six months ended June 30, 2020 were: (i) purchases of Warehouse Loan Participations by the Warehouse SPV and (ii) a decrease in billed finance charges on deferred interest loans that are expected to reverse in future periods driven by the settlements of billed finance charges on Warehouse Loan Participations at the time of purchase by the Warehouse SPV.

Cash used in investing activities
Detail of the cash used in investing activities is included below for each period indicated.

	Six Months Ended June 30,
	2021	2020
Software	$6,973	$7,926
Computer hardware	257	372
Leasehold improvements	131	83
Furniture	—	143
Purchases of property, equipment and software	$7,361	$8,524
Cash provided by (used in) financing activities
Our financing activities in the periods presented consisted of equity and debt related transactions and distributions. GS Holdings makes tax distributions based on the estimated tax payments that its members are expected to have to make during any given period (based upon various tax rate assumptions), which are typically paid in January, April, June and September of each year.
We had net cash used in financing activities of $266.7 million during the six months ended June 30, 2021 compared to net cash provided by financing activities of $333.9 million during the same period in 2020. In the 2021 period, the cash used primarily related to net repayments on the Warehouse Facility as a result of sales of loan participations.
In the 2020 period, our proceeds of cash were primarily related to proceeds from the Warehouse Facility and proceeds from the term loan. The net cash provided by financing activities was offset by net cash used for tax and non-tax distributions to members and repayments of the principal balance of our term loan (net of original issuance discount).
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
There was no amount outstanding under our revolving loan facility as of June 30, 2021, which is available to fund future needs of GS Holdings’ business. We had no amount drawn under available letter of credit as of June 30, 2021.
Warehouse Facility
On May 11, 2020, the Warehouse SPV entered into the Warehouse Facility to finance purchases by the Warehouse SPV of 100% participation interests in loans originated through the GreenSky program. The Warehouse Facility initially provided a revolving committed financing of $300.0 million, and an uncommitted $200.0 million accordion that was accessed in July 2020.
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
As of June 30, 2021, the outstanding balance on the Warehouse Facility was $256.6 million. The Warehouse Facility is secured by the loan participations held by the Warehouse SPV, and Warehouse Facility Lenders do not have direct recourse to the Company for any loans made under the Warehouse Facility.
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
Tax Receivable Agreement
Our purchase of Holdco Units from the Exchanging Members using a portion of the net proceeds from the IPO, our acquisition of the equity of certain of the Former Corporate Investors, and exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement (as such terms are defined in Note 1 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1) have resulted and any future exchanges are expected to result in increases in our allocable tax basis in the assets of GS Holdings. These increases in tax basis are expected to increase (for tax purposes) depreciation and amortization deductions allocable to us and, therefore, reduce the amount of tax that we otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent tax basis is allocated to those assets.
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
Due to the uncertainty of various factors, the likely tax benefits we will realize as a result of our prior purchases and exchanges of Holdco Units or any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement, or the resulting amounts we are likely to pay out to the TRA Parties pursuant to the TRA are also uncertain. However, we expect that such payments will be substantial and may substantially exceed the tax receivable liability of $307.6 million as of June 30, 2021.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments and operating leases. See Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional information regarding changes to the Company's contractual obligations.
Recently Adopted or Issued Accounting Standards
See "Recently Adopted Accounting Standards" and "Accounting Standards Issued, But Not Yet Adopted" in Note 1 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional information.
Critical Accounting Policies and Estimates
The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition as disclosed in our Management's Discussion and Analysis of Financial Condition and Results of Operations as filed in our 2020 Form 10-K include those related to our accounting for finance charge reversals, servicing assets and liabilities, financial guarantees, income taxes and loan receivables held for sale. In the preparation of our Unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2021, there have been no significant changes to the accounting policies and estimates related to our accounting for finance charge reversals, servicing assets and liabilities, income taxes and loan receivables held for sale.

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
Interest rate risk
Loans in our Bank Partners' Portfolios. The agreed upon Bank Partner portfolio yield on the loans in our Bank Partners' portfolios is calculated based upon a margin above a market benchmark at the time of origination. An increase in the market benchmark would result in an increase in the agreed upon Bank Partner portfolio yield, which impacts future incentive payments and, therefore, can negatively impact the future fair value change in our FCR liability. We are able to manage some of the interest rate risk impact on our FCR liability through the types of loan products that we design and make available through our program (e.g. higher interest rate products, all else equal, result in higher incentive payments). However, increased interest rates may adversely impact the spending levels of our merchants’ customers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of customers to remain current on their obligations to our Bank Partners and, therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business and also negatively impact the fair value change in FCR liability, which is recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. Further, even though we generally intend to increase our transaction fee rates or annual percentage rates on loan products in response to rising interest rates, we might not be able to do so rapidly enough (or at all).
Loan receivables held for sale. Changes in United States interest rates affect the interest earned on our cash and cash equivalents and could impact the market value of loan receivables held for sale. A hypothetical 100 basis points increase in interest rates may have resulted in a decrease of $3.4 million and $5.9 million in the carrying value of our loan receivables held for sale as of June 30, 2021 and December 31, 2020, respectively. Alternatively, a 100 basis points decrease in interest rates would not have impacted the reported value of our loan receivables held for sale, as they are carried at the lower of cost or fair value.
Term loan. Interest rate fluctuations expose our variable-rate term loan, which consisted of our $400.0 million term loan under our 2018 Amended Credit Agreement, and our $75.0 million term loan under our 2020 Amended Credit Agreement, to changes in interest expense and cash flows. In June 2019, we entered into a four-year interest rate swap agreement that effectively converted interest payments on $350.0 million of our variable-rate term loan under our 2018 Amended Credit Agreement, to a fixed-rate basis, thus mitigating the impact of interest rate changes on future interest expense. The term loan has a maturity date of March 29, 2025. Based on an outstanding principal balance of $461.3 million as of June 30, 2021, and accounting for our scheduled quarterly principal balance repayments, a hypothetical 100 basis point increase in the one-month LIBOR rate would result in an increase in annualized interest expense, net of the effects of our interest rate swap, of $1.1 million.
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
Warehouse Facility. Our variable-rate Warehouse Facility, which provides a revolving committed financing of $555.0 million, including $500.0 million under the Class A commitment and $55.0 million under the Class B commitment, is exposed to the risk of interest rate fluctuation. The revolving funding period of the Warehouse Facility expires on December 17, 2021 and the maturity date is December 17, 2023. Based on the outstanding principal balance of $256.6 million as of June 30, 2021, a hypothetical 100 basis point increase in the commercial paper conduit funding rate would result in an increase in annualized interest expense of $2.6 million. The Warehouse SPV entered into a $555.0 million notional amortizing interest rate cap to protect against changes in cash flows attributable to interest rate risk on the variable-rate Warehouse Facility to the extent three-month LIBOR exceeds 2.5%. The interest rate cap applicable to the Warehouse Facility has a maturity date of December 18, 2023.
Credit risk
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from consumer default when GreenSky program borrowers are unable or unwilling to meet their financial obligations. While COVID-19 continues to impact the overall macroeconomic environment and may negatively impact our credit loss rate over at least the next 12 months, we expect our long-term credit loss rate to stay relatively constant over time; however, our portfolio may change as we look for additional opportunities to generate attractive risk-adjusted returns for our Bank Partners. Additionally, we manage our exposure to counterparty credit risk through requirement of minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk.
Loans in our Bank Partners' Portfolios. Our Bank Partners own and bear substantially all of the credit risk on their wholly-owned loan portfolios. On behalf of our Bank Partners as part of our obligation as the loan servicer, we try to mitigate portfolio credit losses through our collection efforts on past due amounts. For loans wholly owned by our Bank Partners, our credit risk exposure impacts the amount of incentive payments and, therefore, the amount of fair value change in FCR liability, as well as any potential financial guarantee payments. Restricted cash was set aside in escrow with our Bank Partners at a weighted average target rate of 2.20% of the total outstanding loan balance as of June 30, 2021. As of June 30, 2021, the financial guarantee liability associated with our escrow arrangements recognized in accordance with ASU 2016-13 represents over 70% of the contractual escrow that we have established with each Bank Partner.
Based on our incentive payments received during the three months ended June 30, 2021 and 2020, and holding all other inputs constant (namely, the size of our loan servicing portfolio and settlement activity), a hypothetical 100 basis point increase in loan servicing portfolio credit losses would result in increases of $13.1 million and $20.6 million, respectively, in the fair value of our FCR liability. Similarly, for the six months ended June 30, 2021 and 2020, a hypothetical 100 basis point increase in loan servicing portfolio credit losses would result in increases of $25.3 million and $39.2 million, respectively, in the fair value of our FCR liability. Further, such an increase in credit losses would cause us to incur additional financial guarantee expense of $5.6 million and $1.6 million during the three months ended June 30, 2021 and 2020, respectively, and $11.0 million and $5.2 million during the six months ended June 30, 2021 and 2020, respectively.
Loan receivables held for sale. We bear all of the credit risk associated with the loan receivables that we hold for sale. This portfolio was highly diversified across 36,839 and 61,142 consumer loan receivables as of June 30, 2021 and December 31, 2020, respectively, without significant individual exposures. Based on our $309.4 million and $571.4 million loan receivables held for sale balance as of June 30, 2021 and December 31, 2020, respectively, a hypothetical 100 basis point increase in portfolio credit losses would result in lower annualized earnings of $3.1 million and $5.7 million, respectively.
Contingent consideration receivables. In exchange for selling loan participations to institutional investors, financial institutions and other funding sources, the Company in some cases receives beneficial interest in the form of additional contingent consideration. The amount of the additional contingent consideration the Company may receive at a later date is based on certain potential outcomes (typically based on the performance of the assets sold or the underlying loans), which are significantly impacted by credit risk. Increases in the credit losses related to these loan participations reduce the fair value of the contingent consideration receivables but such fair value can never be less than $0.

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2021, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our purchases of our Class A common stock during the three months ended June 30, 2021. See Note 11 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional discussion of our Class A common stock repurchases.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)
April 1, 2021 through April 30, 2021	12,308	$5.98
May 1, 2021 through May 31, 2021	258,273	$5.79
June 1, 2021 through June 30, 2021	177	$6.07
Total	270,758
(1)For the periods presented, represents shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of equity awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1*#	Amendment No. 2 to Loan Origination Agreement, dated April 16, 2021, between GreenSky, LLC and BMO Harris Bank N.A.
10.2*#	Amendment No. 2 to Servicing Agreement, dated April 16, 2021, between GreenSky, LLC and BMO Harris Bank N.A.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
The following financial information from GreenSky, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020 (unaudited), (iv) Condensed Consolidated Statements of Changes in Equity (Deficit) for the three and six months ended June 30, 2021 and 2020 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited), and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

GREENSKY, INC.

August 5, 2021	By	/s/ David Zalik
David Zalik Chief Executive Officer and Chairman of the Board of Directors

GREENSKY, INC.

August 5, 2021	By	/s/ Andrew Kang
Andrew Kang Executive Vice President and Chief Financial Officer