Form 10-Q
period 2021-09-30
GreenSky, Inc.
filed 2021-11-04
CIK 1712923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding as of October 31, 2021
Class A, $0.01 par value(1)	92,135,967
Class B, $0.001 par value(2)	92,097,189
(1) Includes 4,934,112 shares of unvested Class A common stock awards.
(2) Includes 302,060 shares of Class B common stock associated with unvested GreenSky Holdings, LLC units.

GreenSky, Inc.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. These forward-looking statements reflect our current views with respect to, among other things, the following: the proposed acquisition of GreenSky by Goldman Sachs and the anticipated timing, results and benefits thereof; our operations; our financial performance; growth prospects; the Company’s ability to retain existing, and attract new merchants and Bank Partners or other funding sources, including the risk that one or more Bank Partners do not renew or reduce their funding commitments; our continued sales of loan participations or future sales of asset-backed securities; lifetime cost of funds associated with loan and loan participation sales; our funding capacity; the percentage of financing provided under the Warehouse Facility; cash payments required under the financial guarantee arrangements; the launch and performance of new products; the adaptability of our platform to additional industry verticals and origination channels; the extent and duration of the COVID-19 pandemic and its impact on the Company, its Bank Partners and merchants, GreenSky program borrowers, loan demand (including, in particular, for elective healthcare procedures), legal and regulatory matters, consumers' ability or willingness to pay, information security and consumer privacy, the capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for our products; and our ability to mitigate or manage disruptions to our business posed by the pandemic. You generally can identify these statements by the use of words such as "outlook," "potential," "continue," "may," "seek," "approximately," "predict," "believe," "expect," "plan," "intend," "estimate" or "anticipate" and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as "will," "should," "would," "likely" and "could." These statements may be found under Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under “Risk Factors” and elsewhere in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2020, and in Goldman Sachs's Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GreenSky, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(United States Dollars in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$241,970	$147,775
Restricted cash	264,387	319,879
Loan receivables held for sale, net	327,045	571,415
Accounts receivable, net of allowance of $168 and $313, respectively	17,629	21,958
Property, equipment and software, net	22,630	21,452
Deferred tax assets, net	407,239	387,951
Other assets	124,120	52,643
Total assets	$1,405,020	$1,523,073
Liabilities and Equity (Deficit)
Liabilities
Accounts payable	$10,797	$15,418
Accrued compensation and benefits	16,624	13,666
Other accrued expenses	15,880	5,207
Finance charge reversal liability	139,307	185,134
Term loan	451,190	452,806
Warehouse facility	278,278	502,830
Tax receivable agreement liability	332,299	310,425
Financial guarantee liability	114,472	131,894
Other liabilities	120,695	81,169
Total liabilities	1,479,542	1,698,549
Commitments, Contingencies and Guarantees (Note 14)
Equity (Deficit)
Class A common stock, $0.01 par value and 105,659,661 shares issued and 90,015,687 shares outstanding at September 30, 2021 and 91,317,225 shares issued and 76,734,106 shares outstanding at December 31, 2020	1,056	912
Class B common stock, $0.001 par value and 94,279,039 shares issued and outstanding at September 30, 2021 and 106,165,105 shares issued and outstanding at December 31, 2020	95	107
Additional paid-in capital	115,234	110,938
Retained earnings	68,192	33,751
Treasury stock	(150,104)	(147,360)
Accumulated other comprehensive income (loss)	(3,457)	(4,340)
Noncontrolling interests	(105,538)	(169,484)
Total equity (deficit)	(74,522)	(175,476)
Total liabilities and equity (deficit)	$1,405,020	$1,523,073

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(United States Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Transaction fees	$98,597	$107,538	$286,694	$299,199
Servicing	26,116	27,446	92,158	87,210
Interest and other	3,436	7,039	10,987	10,433
Total revenue	128,149	142,023	389,839	396,842
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	33,867	92,728	141,799	230,410
Compensation and benefits	22,858	21,301	67,249	65,190
Property, office and technology	4,289	4,143	13,277	12,242
Depreciation and amortization	3,548	2,973	10,343	8,180
Sales, general and administrative	6,689	11,614	32,212	30,068
Financial guarantee expense (benefit)	2,033	(302)	(7,730)	28,354
Merger-related costs	5,036	—	5,036	—
Related party	435	350	1,339	1,304
Total costs and expenses	78,755	132,807	263,525	375,748
Operating profit	49,394	9,216	126,314	21,094
Other income (expense), net
Interest and dividend income	146	157	423	1,025
Interest expense	(6,801)	(6,775)	(20,136)	(18,289)
Other gains, net	1,406	410	2,834	2,216
Total other income (expense), net	(5,249)	(6,208)	(16,879)	(15,048)
Income before income tax expense	44,145	3,008	109,435	6,046
Income tax expense	4,368	197	10,822	799
Net income	$39,777	$2,811	$98,613	$5,247
Less: Net income attributable to noncontrolling interests	25,388	1,850	64,096	3,487
Net income attributable to GreenSky, Inc.	$14,389	$961	$34,517	$1,760

Earnings per share of Class A common stock:
Basic	$0.19	$0.01	$0.47	$0.03
Diluted	$0.19	$0.01	$0.46	$0.02

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(United States Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$39,777	$2,811	$98,613	$5,247
Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on interest rate swap	(878)	(493)	(458)	(14,037)
Reclassification of interest rate swap settlements into interest expense during the period	1,370	1,318	4,050	2,453
Other comprehensive income (loss), net of tax	492	825	3,592	(11,584)
Comprehensive income (loss)	40,269	3,636	102,205	(6,337)
Less: Comprehensive income (loss) attributable to noncontrolling interests	26,002	2,624	66,805	(4,148)
Comprehensive income (loss) attributable to GreenSky, Inc.	$14,267	$1,012	$35,400	$(2,189)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Unaudited)
(United States Dollars in thousands, except share data)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at June 30, 2021	78,792,505	105,451,261	$942	$106	$115,309	$53,827	$(149,490)	$(3,335)	$(135,825)	$(118,466)
Net income	—	—	—	—	—	14,389	—	—	25,388	39,777
Issuance of unvested Class A common stock awards	61,932	—	1	—	(1)	—	—	—	—	—
Class A common stock option exercises	174,346	—	1	—	784	—	—	—	—	785
Class B common stock exchanges	11,172,222	(11,172,222)	112	(11)	(101)	—	—	—	—	—
Forfeited share-based compensation awards	(107,240)	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(78,078)	—	—	—	—	—	(614)	—	—	(614)
Distributions	—	—	—	—	—	(24)	—	—	(4,803)	(4,827)
Share-based compensation	—	—	—	—	4,033	—	—	—	—	4,033
Tax adjustments	—	—	—	—	4,298	—	—	—	—	4,298
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	(9,088)	—	—	—	9,088	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(122)	614	492
Balance at September 30, 2021	90,015,687	94,279,039	$1,056	$95	$115,234	$68,192	$(150,104)	$(3,457)	$(105,538)	$(74,522)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2020	76,734,106	106,165,105	$912	$107	$110,938	$33,751	$(147,360)	$(4,340)	$(169,484)	$(175,476)
Net income	—	—	—	—	—	34,517	—	—	64,096	98,613
Issuance of unvested Class A common stock awards	2,263,300	—	23	—	(23)	—	—	—	—	—
Class A common stock option exercises	193,070	—	2	—	769	—	—	—	—	771
Class B common stock exchanges	11,886,066	(11,886,066)	119	(12)	(107)	—	—	—	—	—
Forfeited share-based compensation awards	(620,038)	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(440,817)	—	—	—	—	—	(2,744)	—	—	(2,744)
Distributions	—	—	—	—	—	(76)	—	—	(15,506)	(15,582)
Share-based compensation	—	—	—	—	11,769	—	—	—	—	11,769
Equity-based payments to non-employees	—	—	—	—	7	—	—	—	—	7
Tax adjustments	—	—	—	—	4,528	—	—	—	—	4,528
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	(12,647)	—	—	—	12,647	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	883	2,709	3,592
Balance at September 30, 2021	90,015,687	94,279,039	$1,056	$95	$115,234	$68,192	$(150,104)	$(3,457)	$(105,538)	$(74,522)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Continued) (Unaudited)
(United States Dollars in thousands, except share data)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at June 30, 2020	73,350,234	108,994,392	$873	$110	$112,700	$24,512	$(147,005)	$(4,756)	$(183,302)	$(196,868)
Net income	—	—	—	—	—	961	—	—	1,850	2,811
Issuance of unvested Class A common stock awards	319,224	—	3	—	(3)	—	—	—	—	—
Class B common stock exchanges	1,776,886	(1,776,887)	18	(2)	(16)	—	—	—	—	—
Forfeited share-based compensation awards	(65,079)	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(73,764)	—	—	—	—	—	(322)	—	—	(322)
Distributions	—	—	—	—	—	23	—	—	(17,074)	(17,051)
Share-based compensation	—	—	—	—	4,334	—	—	—	—	4,334
Equity-based payments to non-employees	—	—	—	—	4	—	—	—	—	4
Tax adjustments	—	—	—	—	389	—	—	—	—	389
Impact of noncontrolling interest on change in ownership during period	—	—	—	—	(7,627)	—	—	—	7,627	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	51	774	825
Balance at September 30, 2020	75,307,501	107,217,505	$894	$108	$109,781	$25,496	$(147,327)	$(4,705)	$(190,125)	$(205,878)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2019	66,424,838	113,517,198	$800	$114	$115,782	$56,109	$(146,234)	$(756)	$(80,758)	$(54,943)
Net income	—	—	—	—	—	1,760	—	—	3,487	5,247
Cumulative effect of accounting change(1)	—	—	—	—	—	(32,212)	—	—	(75,447)	(107,659)
Issuance of unvested Class A common stock awards	3,140,959	—	31	—	(31)	—	—	—	—	—
Class A common stock option exercises	15,051	—	—	—	(73)	—	—	—	—	(73)
Class B common stock exchanges	6,299,693	(6,299,693)	63	(6)	(57)	—	—	—	—	—
Forfeited share-based compensation awards	(360,230)	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(212,810)	—	—	—	—	—	(1,093)	—	—	(1,093)
Distributions	—	—	—	—	—	(161)	—	—	(48,405)	(48,566)
Share-based compensation	—	—	—	—	11,306	—	—	—	—	11,306
Equity-based payments to non-employees	—	—	—	—	12	—	—	—	—	12
Tax adjustments	—	—	—	—	1,475	—	—	—	—	1,475
Impact on noncontrolling interest of change in ownership during period	—	—	—	—	(18,633)	—	—	—	18,633	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(3,949)	(7,635)	(11,584)
Balance at September 30, 2020	75,307,501	107,217,505	$894	$108	$109,781	$25,496	$(147,327)	$(4,705)	$(190,125)	$(205,878)

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

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(United States Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$98,613	$5,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,343	8,180
Share-based compensation expense	11,769	11,306
Fair value change in servicing assets and liabilities	(9,995)	(1,370)
Operating lease liability payments	105	(342)
Financial guarantee expense (benefit)	(20,286)	26,274
Amortization of debt related costs	2,535	1,748
Original issuance discount on term loan payment	(54)	(18)
Income tax expense	10,820	799
Mark to market on loan receivables held for sale	3,863	17,332
Other	7	200
Changes in assets and liabilities:
(Increase) decrease in loan receivables held for sale	240,506	(508,722)
(Increase) decrease in accounts receivable	4,329	(1,442)
(Increase) decrease in other assets	(54,082)	(3,354)
Increase (decrease) in accounts payable	(4,621)	3,184
Increase (decrease) in finance charge reversal liability	(45,827)	(18,523)
Increase (decrease) in guarantee liability	(25,151)	(64)
Increase (decrease) in other liabilities	77,980	29,073
Net cash provided by (used in) operating activities	300,854	(430,492)
Cash flows from investing activities
Purchases of property, equipment and software	(11,311)	(12,120)
Net cash used in investing activities	(11,311)	(12,120)
Cash flows from financing activities
Proceeds from term loan	—	70,494
Repayments of term loan	(3,509)	(3,170)
Proceeds from Warehouse facility	328,781	570,000
Repayments of Warehouse facility	(553,333)	(137,160)
Member distributions	(16,746)	(50,965)
Payments under tax receivable agreement	(4,098)	(12,755)
Proceeds from option exercises	817	—
Tax withholding payments on equity compensation	(2,752)	(1,166)
Net cash provided by (used in) financing activities	(250,840)	435,278
Net increase (decrease) in cash and cash equivalents and restricted cash	38,703	(7,334)
Cash and cash equivalents and restricted cash at beginning of period	467,654	445,841
Cash and cash equivalents and restricted cash at end of period	$506,357	$438,507

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GreenSky, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
(United States Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental non-cash investing and financing activities
Distributions accrued but not paid	$1,570	$3,470
Capitalized software costs accrued but not paid	605	435
Tax withholding on equity awards accrued but not paid	38	21
Beneficial interest in contingent consideration	19,350	—

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
We are a leading technology company Powering Commerce at the Point of Sale®. Our platform is powered by a proprietary, patented technology infrastructure that facilitates merchant sales, while reducing the friction and improving the economics associated with a consumer making a purchase and a lender or financial institution extending financing for that purchase. It supports the full transaction lifecycle, including credit application, underwriting, real-time loan allocation to our Bank Partners, document distribution, funding, settlement and servicing. Merchants using our platform, which presently range from small, owner-operated home improvement contractors and healthcare providers to large national home improvement brands and retailers and healthcare service organizations, rely on us to facilitate low or deferred interest promotional point-of-sale financing and payments solutions that enable higher sales volume than they could otherwise achieve on their own. Consumers on our platform, who to date primarily have super-prime or prime credit scores, find financing with promotional terms to be an attractive alternative to other forms of payment. Our Bank Partners' access to our proprietary technology solution and merchant network enables them to build a diversified portfolio of high-quality consumer loans with attractive risk-adjusted yields with minimal upfront investment.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Pending Merger
On September 14, 2021, GreenSky, Inc. and GS Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Goldman Sachs Group, Inc., a Delaware corporation (“Goldman Sachs”), and Goldman Sachs Bank USA, a bank organized under the laws of the State of New York and wholly owned subsidiary of Goldman Sachs (“Goldman Sachs Bank”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (a) Goldman Sachs Bank will establish a new wholly owned subsidiary, which will be a Delaware limited liability company (“Merger Sub 1”), and GreenSky, Inc. will be merged with and into Merger Sub 1 (the “Company Merger”), with Merger Sub 1 surviving the Company Merger as a wholly owned subsidiary of Goldman Sachs Bank (“Surviving LLC 1”), and (b) Goldman Sachs Bank will establish a new wholly owned subsidiary, which will be a Georgia limited liability company (“Merger Sub 2”), and Merger Sub 2 will be merged with and into GS Holdings (the “Holdings Merger” and, together with the Company Merger, the “Mergers”), with GS Holdings surviving the Holdings Merger as a subsidiary of Goldman Sachs Bank and Merger Sub 1 (“Surviving LLC 2”). Consummation of the Mergers is subject to the approval of the Company’s stockholders, the receipt of required regulatory approvals, and satisfaction of other customary closing conditions. As a condition to Goldman Sachs’s entry into the Merger Agreement, the Company and certain beneficiaries party to the Tax Receivable Agreement, dated as of May 23, 2018 (the “TRA”), by and among the Company, GS Holdings, GreenSky, LLC and the blocker corporations and beneficiaries party thereto, were required to enter into an amendment to the TRA (the "TRA Amendment"), which amendment provided that no payments under the TRA will be made following or as a result of the consummation of the Mergers.
Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements were prepared in accordance with the rules and regulations of the SEC for interim financial statements. We condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with the 2020 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our financial condition and results of operations for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2020, was derived from the audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements required by United States generally accepted accounting principles ("GAAP"). All intercompany balances and transactions are eliminated upon consolidation. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results expected for the full year.
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

	September 30,
	2021	2020
Cash and cash equivalents	$241,970	$113,573
Restricted cash	264,387	324,934
Cash and cash equivalents and restricted cash in Unaudited Condensed Consolidated Statements of Cash Flows	$506,357	$438,507
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
Under ASU 2016-13, we are required to estimate the expected credit losses over the contractual period in which we are exposed to credit risk via a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the issuer. As applied to our financial guarantee arrangements, we are required to estimate expected credit losses, and the impact of those estimates on our potential escrow payments, for loans within our Bank Partner portfolios that are either funded or approved for funding at the measurement date, but are precluded from including future loan originations by our Bank Partners. Consistent with the modeling of loan losses for any consumer loan portfolio assumed to go into "run-off," our recognized financial guarantee liability under this model represents a significant portion of the contractual escrow established with each Bank Partner. Typically, additional financial guarantee liabilities are recorded as new loans for our Bank Partners are facilitated on our platform, along with a corresponding non-cash charge recorded as financial guarantee expense in the Unaudited Condensed Consolidated Statements of Operations.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Revenue Recognition
Disaggregated revenue
Revenue disaggregated by type of service was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Merchant fees	$94,632	$100,036	$273,786	$275,158
Interchange fees	3,965	7,502	12,908	24,041
Transaction fees	98,597	107,538	286,694	299,199
Servicing(1)	26,116	27,446	92,158	87,210
Interest income(2)	3,436	7,037	10,986	10,426
Other(3)	—	2	1	7
Interest and other	3,436	7,039	10,987	10,433
Total revenue	$128,149	$142,023	$389,839	$396,842
(1)For the three and nine months ended September 30, 2021, includes changes in fair value of our servicing assets and liabilities related to Bank Partner arrangements of $(1.8) million and $9.0 million, respectively, compared to $(0.8) million and $(0.1) million, respectively, for the three and nine months ended September 30, 2020. Refer to Note 3 for additional information.
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
We have no remaining performance obligations as of September 30, 2021. No assets were recognized from the costs to obtain or fulfill a contract with a customer as of September 30, 2021 and December 31, 2020. Because we recognize revenue as invoiced, no contract assets or contract liabilities were recorded as of September 30, 2021 and December 31, 2020. Volume-based price concessions as well as amortization of incentive assets to merchants and Sponsors that were both netted against the gross transaction price, totaling $5.3 million and $3.5 million for the three months ended September 30, 2021 and 2020, respectively, and $16.1 million and $11.5 million for the nine months ended September 30, 2021 and 2020, respectively. "Sponsors" refers to manufacturers, their captive and franchised showroom operations, and trade associations with which we partner to attract merchants to the GreenSky platform.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Income before income tax expense	$44,145	$3,008	$109,435	$6,046
Less: Net income attributable to noncontrolling interests	25,388	1,850	64,096	3,487
Less: Income tax expense	4,368	197	10,822	799
Net income attributable to GreenSky, Inc. – basic	$14,389	$961	$34,517	$1,760
Add: Reallocation of net income attributable to noncontrolling interests from the assumed exchange of Holdco Units for Class A common stock	25,388	1,850	64,096	3,487
Less: Income tax expense on reallocation of net income attributable to noncontrolling interests(1)	6,079	624	15,456	1,201
Net income attributable to GreenSky, Inc. – diluted	$33,698	$2,187	$83,157	$4,046
Denominator:
Weighted average shares of Class A common stock outstanding – basic	75,670,931	69,960,268	73,372,935	66,267,288
Add: Dilutive effects, as shown separately below
Holdco Units exchangeable for Class A common stock	103,045,444	106,832,298	104,833,195	110,327,688
Class A common stock options	360,224	352,798	216,343	387,516
Unvested Class A common stock	1,850,033	912,318	1,687,149	554,374
Weighted average shares of Class A common stock outstanding – diluted	180,926,632	178,057,682	180,109,622	177,536,866

Earnings per share of Class A common stock outstanding – basic	$0.19	$0.01	$0.47	$0.03
Earnings per share of Class A common stock outstanding – diluted	$0.19	$0.01	$0.46	$0.02

Excluded from diluted earnings per share, as their inclusion would have been anti-dilutive(2)
Holdco Units	187,600	529,729	187,600	529,729
Class A common stock options	1,703,509	4,230,566	1,703,509	4,230,566
Class A common stock awards	548,374	1,951,439	548,374	1,951,439
(1)We assumed effective tax rates of 23.7% and 27.3% for the three months ended September 30, 2021 and 2020, respectively, and 24.0% and 33.1% for the nine months ended September 30, 2021 and 2020, respectively, which represents the effective tax rates on the consolidated GreenSky, Inc. entity inclusive of the income taxes on the portion of GS Holdings' earnings that are attributable to noncontrolling interests.
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

	Level	September 30, 2021		December 31, 2020
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents(1)	1	$241,970	$241,970	$147,775	$147,775
Loan receivables held for sale, net(2)	2	327,045	328,706	571,415	575,279
Servicing assets(3)	3	50,897	50,897	30,804	30,804
Contingent consideration receivables(3)	3	10,594	10,594	—	—
Interest rate cap(3)	2	153	153	—	—
Liabilities:
Finance charge reversal liability(3)	3	$139,307	$139,307	$185,134	$185,134
Term loan(1)	2	451,190	459,280	452,806	452,408
Interest rate swap(3)	2	9,452	9,452	14,182	14,182
Servicing liabilities(3)	3	12,082	12,082	1,984	1,984
Sales facilitation obligations(3)	2	4,481	4,481	10,655	10,655
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
Servicing assets and liabilities
We previously elected the fair value method to account for our servicing assets and liabilities to more appropriately reflect the value of the servicing rights in our Unaudited Condensed Consolidated Financial Statements. As a result of this election, our servicing assets and liabilities are carried at fair value on a recurring basis within other assets and other liabilities, respectively, in the Unaudited Condensed Consolidated Balance Sheets and are estimated using a discounted cash flow model. Servicing assets and liabilities are classified within Level 3 of the fair value hierarchy, as the primary components of the fair value are obtained from unobservable inputs based on peer market data, reasonably adjusted for assumptions that would be used by market participants to service our Bank Partner loans and transferred charged-off receivables portfolios, for which market data is not available. Changes in the fair

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

value of our servicing assets and liabilities related to our bank partner arrangements are recorded within servicing revenue and changes in the fair value of our servicing liabilities related to charged-off receivables are recorded within other gains (losses), net in the Unaudited Condensed Consolidated Statements of Operations.
Contractually specified servicing fees recorded within servicing revenue in the Unaudited Condensed Consolidated Statements of Operations totaled $27.9 million and $28.2 million for the three months ended September 30, 2021 and 2020, respectively, and $83.2 million and $87.3 million for the nine months ended September 30, 2021 and 2020, respectively. The cash flow impacts of our assets and liabilities that are measured at fair value on a recurring basis are included within net cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
The following table reconciles the beginning and ending fair value measurements of our servicing assets associated with Bank Partner loans during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$41,585	$31,200	$30,804	$30,459
Additions, net(1)	11,433	407	34,700	2,391
Changes in fair value	(2,121)	(1,199)	(14,607)	(2,442)
Ending balance	$50,897	$30,408	$50,897	$30,408
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
The following table reconciles the beginning and ending fair value measurements of our servicing liabilities associated with Bank Partner loans and transferring our rights to charged-off receivables during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$1,271	$2,799	$1,984	$3,796
Additions, net(1)	(449)	—	(449)	—
Changes in fair value(2)	11,260	(424)	10,547	(1,421)
Ending balance(3)	$12,082	$2,375	$12,082	$2,375
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
(2)Includes reduction of our servicing liabilities associated with transferring our rights to charged-off receivables of $296 thousand and $424 thousand for the three months ended September 30, 2021 and 2020, respectively, and $1.0 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively, due to the passage of time and collection of loan payments, which is recognized in other gains (losses), net in the Unaudited Condensed Consolidated Statements of Operations.
(3)Includes servicing liabilities associated with transferring our rights to charged-off receivables of $1.0 million and $2.4 million as of September 30, 2021 and 2020, respectively.
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

Input	September 30, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Cost of servicing (basis points)	62.5 – 90.2	79.4	57.5 – 108.0	95.0
Discount rate	18.0%	18.0%	18.0%	18.0%
Weighted average remaining life (years)	2.7 – 7.3	6.5	2.3 – 5.8	2.3
Recovery period (years)	1.0 - 3.2	2.4	1.6 – 3.9	3.1
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
At September 30, 2021, the Company had contingent consideration receivables for which the fair value of the asset was $10.6 million related to underlying beneficial interest in that consideration of $19.4 million.
The following table reconciles the beginning and ending fair value measurements of our contingent consideration receivables during the periods presented. There were no loan participations subject to contingent consideration receivables prior to 2021.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Beginning balance	$6,653	$—
Additions(1)	3,000	9,852
Receipts(2)	—	—
Other fair value changes(3)	941	742
Ending balance	$10,594	$10,594
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
The following table presents quantitative information about the significant unobservable inputs used to value the Level 3 contingent consideration receivables as of the date presented. There were no loan participations subject to contingent consideration receivables as of September 30, 2020.

Input	September 30, 2021
	Range	Weighted Average
Discount rate	15%	15%
Settlement period (years)	1.8 - 6.0	4.9
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
Finance charge reversal liability
Our Bank Partners offer certain loan products that have a feature whereby the borrower is provided a promotional period to repay the loan principal balance in full without incurring a finance charge. For certain of these loan products, our Bank Partners bill interest each month throughout the promotional period and such amounts are included in the incentive payments paid by our Bank Partners to us. However, under the terms of the contracts with our Bank Partners, we are obligated to pay an amount equal to this billed interest to the Bank Partners if a borrower repays the loan balance in full within the promotional period and such interest is reversed. Therefore, the monthly process of billing interest on deferred loan products triggers a potential future FCR liability for the Company. The FCR component of our Bank Partner contracts qualifies as an embedded derivative. The FCR liability is not designated as a hedge for accounting purposes and, as such, changes in its fair value are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$141,605	$198,755	$185,134	$206,035
Receipts(1)	65,604	62,631	170,038	166,939
Settlements(2)	(79,707)	(95,706)	(273,348)	(295,848)
Fair value changes recognized in cost of revenue(3)	11,805	21,832	57,483	110,386
Ending balance	$139,307	$187,512	$139,307	$187,512
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
(2)Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that were repaid within the promotional period. The three and nine months ended September 30, 2021 also include $7.4 million and $20.1 million, respectively, of billed finance charges related to loan participations held by the Warehouse SPV that were not yet collected and subject to a potential future finance charge reversal at the time of purchase, which were paid to the Bank Partner in full as of the participation purchase dates.
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

	September 30, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Reversal rate	59.0 - 100.0%	89.3%	64.8 – 100.0%	89.2%
Discount rate	3.4%	3.4%	3.5%	3.5%
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
At September 30, 2021 and December 31, 2020, the Company had sales facilitation obligations for which the fair value of the liability was $4.5 million and $10.7 million, respectively, related to underlying Bank Partner loans of $363.1 million and $476.6 million, respectively. The change in fair value for the three and nine months ended September 30, 2021 was $7.0 million and $6.2 million, respectively, and is reflected in cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. As these sales facilitation obligations were initially entered into in the third quarter of 2020, the change in fair value for the three and nine months ended September 30, 2020 was $18.3 million.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 4. Loan Receivables Held for Sale
The following table summarizes the activity in the balance of loan receivables held for sale, net at lower of cost or fair value during the periods indicated.

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$571,415	$51,926
Additions(1)	1,441,838	906,850
Proceeds from sales and borrower payments(2)	(1,653,256)	(370,142)
Loss on sale(3)	(29,520)	(19,685)
Decrease (increase) in valuation allowance(4)	730	(19,441)
Transfers(5)	2,354	(161)
Write-offs and other(6)	(6,516)	(6,031)
Ending balance	$327,045	$543,316
(1)Includes purchases of $1.4 billion and $755 million participations in loans through the Warehouse SPV for the nine months ended September 30, 2021 and 2020, respectively.
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
(4)During the nine months ended September 30, 2021, the valuation allowance increased by $1.5 million, due to the change in the lower of cost or fair value adjustment on our Warehouse Loan Participations, which was offset by a decrease in our provision for credit losses of $1.7 million. During the nine months ended September 30, 2020, the valuation allowance increased by $17.3 million, due to the change in the lower of cost or fair value adjustment on our Warehouse Loan Participations and an increase in our provision for credit losses of $2.1 million.
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
(6)We received recovery payments of $303 thousand and $265 thousand during the nine months ended September 30, 2021 and 2020, respectively. Recoveries of principal and finance charges and fees on previously written off loan receivables held for sale are recognized on a collected basis and the cash proceeds received are recorded within sales, general and administrative expense in the Unaudited Condensed Consolidated Statements of Operations.

Note 5. Accounts Receivable
As of September 30, 2021, our allowance for losses on accounts receivable was measured under ASC 326. Historically, the majority of our pools of accounts receivable did not have write-offs. For the pool of accounts receivable for which we had historical write-offs, we used an aging method and the average 12-month historical loss rate as a basis for estimating credit losses on the current accounts receivable balance. In the absence of relevant historical loss experience for the other pools of accounts receivables, we also used this average 12-month loss rate to inform our estimate of credit losses on those balances. Given (i) our methods of collecting funds on merchant and servicing receivables, (ii) we have not observed meaningful changes in our counterparties' abilities to pay, and (iii) we establish an allowance for all delinquent accounts receivable (typically deemed to be 31 days or more past due), providing for a maximum 30-day term of our accounts receivable balances, we determined that our historical loss rates remain most indicative of our lifetime expected losses.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Accounts receivable consisted of the following as of the dates indicated.

	Accounts Receivable, Gross	Allowance for Uncollectible Amounts	Accounts Receivable, Net
September 30, 2021
Transaction related	$6,887	$(168)	$6,719
Servicing related	10,910	—	10,910
Total	$17,797	$(168)	$17,629
December 31, 2020
Transaction related	$10,533	$(313)	$10,220
Servicing related	11,738	—	11,738
Total	$22,271	$(313)	$21,958
The following table summarizes the activity in the balance of allowance for uncollectible amounts during the period from January 1, 2021 through September 30, 2021.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Beginning balance	$(196)	$(313)
Provision for expected losses	26	10
Write-offs	3	138
Recoveries	(1)	(3)
Ending balance	$(168)	$(168)

Note 6. Property, Equipment and Software
Property, equipment and software were as follows as of the dates indicated.

	September 30, 2021	December 31, 2020
Furniture	$1,476	$2,680
Leasehold improvements	3,509	4,399
Computer hardware	2,510	2,690
Software	37,637	30,641
Total property, equipment and software, at cost	45,132	40,410
Less: accumulated depreciation	(5,191)	(6,580)
Less: accumulated amortization	(17,311)	(12,378)
Total property, equipment and software, net	$22,630	$21,452

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
Revolving loan facility. Under the 2018 Amended Credit Agreement, the maturity date of the $100.0 million revolving loan facility was extended to March 29, 2023. Further, the interest margin applied to revolving loans that incur interest at a base rate was modified to 2.00% per annum and the margin applied to revolving loans that incur interest at an adjusted LIBOR rate was modified to 3.00% per annum. However, if our first lien net leverage ratio is equal to or above 1.50 to 1.00, these interest margins are raised to 2.25% and 3.25%, respectively. As of September 30, 2021 and December 31, 2020, we had no borrowings under the revolving loan facility. Lastly, the 2018 Amended Credit Agreement provided for a $10.0 million letter of credit, which, to the extent drawn upon, would reduce the amount of availability under the revolving loan facility by the same amount. No amounts were drawn under our available letter of credit as of September 30, 2021.
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
Key details of the term loan are as follows:

	September 30, 2021	December 31, 2020
Term loan, face value(1)	$460,062	$463,625
Unamortized debt discount(2)	(4,226)	(5,153)
Unamortized debt issuance costs(2)	(4,646)	(5,666)
Term loan	$451,190	$452,806
(1)The principal balance of the term loan is scheduled to be repaid on a quarterly basis at an amortization rate of 0.25% per quarter through December 31, 2024, with the balance due at maturity.
(2)For the three months ended September 30, 2021 and 2020, debt discount of $308 thousand and $311 thousand, respectively, and debt issuance costs of $339 thousand and $342 thousand, respectively, were amortized into interest expense in the Unaudited Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2021 and 2020, debt discount of $927 thousand and $651 thousand, respectively, and debt issuance costs of $1,020 thousand and $887 thousand, respectively, were amortized into interest expense in the Unaudited Condensed Consolidated Statements of Operations.
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
The non-financial covenants include, among other things, restrictions on indebtedness, liens and fundamental changes to the business (such as acquisitions, mergers, liquidations or changes in the nature of the business, asset dispositions, restricted payments, transactions with affiliates and other customary matters). The Amended Credit Agreement also includes various negative covenants, including one that restricts GS Holdings from making non-tax distributions unless certain financial tests are met. We were in compliance with all such covenants, both financial and non-financial, as of September 30, 2021 and December 31, 2020.
Any borrowings under the Amended Credit Agreement are unconditionally guaranteed by certain of our subsidiaries. Further, the lenders have a security interest in certain assets of GS Holdings and the other guarantors thereunder.
We are subject to a quarterly commitment fee based on the daily unused amount of the revolving loan facility, inclusive of the aggregate amount available to be drawn under letters of credit, of which $10.0 million was available, but unused, as of September 30, 2021. The quarterly commitment fee rate is 0.50% per annum when our first lien net leverage ratio is above 1.50 to 1.00, but is reduced to 0.375% per annum for any quarterly period in which our first lien net leverage ratio is equal to or below 1.50 to 1.00. For the three months ended September 30, 2021 and 2020, we recognized $128 thousand and $2 thousand, respectively, of commitment fees within interest expense in the Unaudited Condensed Consolidated Statements of Operations. Commitment fees were $378 thousand and $285 thousand for the nine months ended September 30, 2021 and 2020, respectively.
Interest Rate Swap
In June 2019, we entered into an interest rate swap agreement to hedge changes in cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan. This interest rate swap was initially designated for accounting purposes as a cash flow hedge, but that designation has been discontinued as of September 14, 2021. See Note 8 for more information about the interest rate swap and additional derivative disclosures.
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
As of September 30, 2021, the outstanding balance on the Warehouse Facility was $278.3 million. The Warehouse Facility is secured by the loan participations held by the Warehouse SPV, and Warehouse Facility Lenders do not have direct recourse to the Company for any loans made under the Warehouse Facility. During the three and nine months ended September 30, 2021, we amortized $196 thousand and $589 thousand of related legal, banking and upfront fees into cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2020, we amortized $126 thousand and $209 thousand of these fees into cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
The Company is subject to a fee based on a percentage of the total financing commitment that remains unused. For the three and nine months ended September 30, 2021, we recognized $447 thousand and $1.2 million, respectively, of unused commitment fees within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. We did not recognize any unused commitment fees during the three and nine months ended September 30, 2020.
The Warehouse SPV's ability to utilize the Warehouse Facility is subject to the Warehouse SPV's compliance with various covenants and other requirements of the warehouse credit agreement. As of September 30, 2021, the Warehouse SPV was in compliance with each of these covenants.
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
Historically, this interest rate swap was designated for accounting purposes as a cash flow hedge. As such, changes in the interest rate swap’s fair value are deferred in accumulated other comprehensive income (loss) in the Unaudited Condensed Consolidated Balance Sheets and are subsequently reclassified into interest expense in each period that a hedged interest payment is made on our variable-rate term loan. As a result of the entering into the Merger Agreement described in Note 1 on September 14, 2021, the Company determined that it no longer met the criteria for cash flow hedge designation. Because hedge accounting is discontinued on a prospective basis, changes in the interest rate swap's fair value subsequent to that date are recognized in earnings. Amounts previously reported in accumulated other comprehensive income (loss) will be reclassified to earnings as the previously hedged interest payments are made or when the interest payments later become probable of not occurring.
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
The contingent consideration receivables resulting from certain sales of loan participations to institutional investors, financial institutions and other funding sources serve as a host contract containing an embedded derivative. In accordance with ASC 825, the Company irrevocably elected to initially and subsequently measure the contingent consideration receivables as a whole, inclusive of the embedded derivative, at fair value. The fair value of the contingent consideration receivables will vary depending on the amount of cash the Company expects to ultimately receive, but can never be less than $0 and at no point will the Company be required to make a payment to settle this derivative. Changes in the fair value of the contingent consideration receivables are recorded within cost of revenue in the Unaudited Condensed Consolidated Statements of Operations. See Note 3 for additional information on contingent consideration receivables.
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
On September 14, 2021, as a result of the entering into of the Merger Agreement described in Note 1, the Company determined that it no longer met the criteria for cash flow hedge designation for an interest rate swap agreement. As such, as of September 30, 2021, this interest rate swap agreement is no longer designated as a hedge. Please see "Derivative Instruments Designated as Hedges" in this Note 8 for additional information related to the terms of this interest rate swap agreement.
Derivative Instruments on our Unaudited Condensed Consolidated Financial Statements
The following table presents the fair values and Unaudited Condensed Consolidated Balance Sheets locations of our derivative instruments as of the dates indicated.

	Balance Sheet Location	September 30, 2021	December 31, 2020
Designated as cash flow hedges
Interest rate swap	Other liabilities	$—	$14,182
Not designated as hedges
FCR liability	Finance charge reversal liability	$139,307	$185,134
Sales facilitation obligations	Other liabilities	4,481	10,655
Contingent consideration receivables	Other assets	10,594	—
Interest rate swap	Other liabilities	9,452	—
Interest rate cap	Other assets	153	—

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table presents the impacts of our derivative instruments on our Unaudited Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Not designated as hedges
FCR liability - change in fair value recorded in cost of revenue	$11,805	$21,832	$57,483	$110,386
Sales facilitation obligations - change in fair value recorded in cost of revenue	(6,955)	18,262	(6,174)	18,262
Contingent consideration receivables - change in fair value recorded in cost of revenue	3,941	—	10,594	—
Interest rate swap - gain (loss) reclassified into interest expense	$(1,528)	$(1,459)	$(4,503)	$(2,706)
Interest rate swap - gain (loss) reclassified into income tax expense	158	141	453	253
Interest rate swap - change in fair value recorded in other gains, net	751	—	751	—
Interest rate cap - change in fair value recorded in cost of revenue	(59)	—	153	—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedge	2021	2020	2021	2020
Accumulated other comprehensive income (loss), beginning balance	$(3,335)	$(4,756)	$(4,340)	$(756)
Other comprehensive income (loss) before reclassifications and tax	(704)	(511)	(586)	(6,251)
Tax (expense) benefit	92	125	66	1,515
Other comprehensive income (loss) before reclassifications, net of tax	(612)	(386)	(520)	(4,736)
Reclassifications out of accumulated other comprehensive income (loss), net of tax(1)	490	437	1,403	787
Net (increase) decrease in other comprehensive loss	(122)	51	883	(3,949)
Accumulated other comprehensive income (loss), ending balance	$(3,457)	$(4,705)	$(3,457)	$(4,705)
(1)Net of tax benefit of $158 thousand and $453 thousand during the three and nine months ended September 30, 2021, respectively. Net of tax benefit of $141 thousand and $253 thousand during the three and nine months ended September 30, 2020.
Based on the current interest rate environment, the Company estimates that approximately $5.9 million of net unrealized gains (losses) reported in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 9. Other Assets and Liabilities
The following table details the components of other assets in the Unaudited Condensed Consolidated Balance Sheets as of the dates indicated.

	September 30, 2021	December 31, 2020
Servicing assets(1)	$50,897	$30,804
Right-of-use assets(2)	13,039	8,265
Prepaid expenses(3)	8,843	8,860
Related party receivables	53	88
Insurance recoveries(4)	26,900	—
Contingent Consideration Receivables	10,594	—
Other receivables and assets(5)	13,794	4,626
Other assets	$124,120	$52,643
(1)We elected the fair value method to account for our servicing assets. Refer to Note 3 for additional information.
(2)Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term. Our ROU assets increased as a result of lease amendments in the period. Refer to Note 14 for additional information.
(3)Includes $1.0 million of implementation costs related to a new cloud computing arrangement which is categorized as a hosting arrangement that is a service contract under ASU 2018-15. Amortization for the nine months ended September 30, 2021 is $151 thousand and accumulated amortization as of September 30, 2021 is $159 thousand.
(4)Insurance recoveries related to IPO litigation. Refer to Note 14 for additional information.
(5)Includes $4.9 million of merchant and sponsor incentive assets that are attributed as a contra-revenue adjustment to transaction revenue as the promised goods or services are transferred to the customers over the contract terms. Amortization for the three and nine months ended September 30, 2021 is $243 thousand.
The following table details the components of other liabilities in the Unaudited Condensed Consolidated Balance Sheets as of the dates indicated.

	September 30, 2021	December 31, 2020
Transaction processing liabilities	$37,539	$30,169
Servicing liabilities(1)	12,082	1,984
Distributions payable	1,570	3,136
Interest rate swap(2)	9,452	14,182
Tax related liabilities(3)	271	691
Operating lease liabilities	17,155	10,107
Legal settlement accrual(4)	27,500	—
Accruals and other liabilities	10,645	10,245
Sales facilitation obligations(5)	4,481	10,655
Other liabilities	$120,695	$81,169
(1)We elected the fair value method to account for our servicing liabilities. Refer to Note 3 for additional information.
(2)Refer to Note 3 and Note 8 for additional information on our interest rate swap, which was in a liability position as of September 30, 2021 and December 31, 2020.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Note 10. Noncontrolling Interests
GreenSky, Inc. is the sole managing member of GS Holdings and consolidates the financial results of GS Holdings. Therefore, the Company reports a noncontrolling interest based on the common units of GS Holdings, held by the Continuing LLC Members. Changes in GreenSky, Inc.’s ownership interest in GS Holdings, while GreenSky, Inc. retains its controlling interest in GS Holdings, are accounted for as equity transactions. As such, future redemptions or direct exchanges of Holdco Units by the Continuing LLC Members (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Unaudited Condensed Consolidated Financial Statements representing the GS Holdings interests held by Continuing LLC Members. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the noncontrolling interests. During the three months ended September 30, 2021 and 2020, GreenSky, Inc. had a weighted average ownership interest in GS Holdings of 42.4% and 39.6%, respectively. During the nine months ended September 30, 2021 and 2020, GreenSky, Inc. had a weighted average ownership interest in GS Holdings of 41.2% and 37.6%, respectively.
During the nine months ended September 30, 2021, an aggregate of 11.9 million Holdco Units were exchanged by the Continuing LLC Members (with automatic cancellation of Class B common stock) for 11.9 million newly-issued shares of Class A common stock, and 2.3 million shares of Class A restricted stock were issued, which increased our total ownership interest in GS Holdings to 48.8% as of September 30, 2021 from 42.0% as of December 31, 2020.
Note 11. Stockholders Equity (Deficit)
Treasury Stock
As of September 30, 2021, there were 15,643,974 shares of Class A common stock held in treasury, including: (i) purchases of 13,425,688 shares at a cost of $146.1 million, (ii) 1,540,016 shares associated with forfeited restricted stock awards, and (iii) 678,270 shares associated with tax withholdings upon vesting of restricted stock awards. There were no reissuances of treasury shares during the nine months ended September 30, 2021 and 2020.
Distributions
The following table summarizes activity associated with our non-tax and tax distributions during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Remaining Reserved Payment(1)
(in thousands)	2021	2020	2021	2020
Non-tax distributions previously declared and paid upon vesting
Credit Agreement Distributions(2)
Distributions	$—	$416	$1,059	$1,709	$1,005
Special Operating Distributions(3)
Distributions	—	187	507	799	565
Tax distributions	4,792	16,943	15,180	48,457	—
Total	$4,792	$17,546	$16,746	$50,965	$1,570
(1)As of September 30, 2021, all remaining portions of the non-tax distributions were recorded within other liabilities in the Unaudited Condensed Consolidated Balance Sheets.
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
Note 12. Share-Based Compensation
The Company has the following types of share-based compensation awards outstanding as of September 30, 2021: Class A common stock options, unvested Holdco Units and unvested Class A common stock awards. Consummation of the Mergers described in Note 1 would impact the vesting and settlement of the share-based compensation awards described below.
The following table summarizes share-based compensation expense we recorded within compensation and benefits expense and cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Included within
Compensation and benefits	$3,628	$3,953	$10,651	$10,338
Cost of revenue	405	381	1,119	968
Class A Common Stock Options
Class A common stock option ("Options") activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options
Outstanding at beginning of period	3,862,926	$9.70	4,181,909
Granted(1)	—	—	1,134,644
Exercised(2)(3)	(353,403)	5.49	(105,000)
Forfeited	(483,198)	9.05	(406,615)
Expired(4)	(230,787)	14.57	(117,704)
Outstanding at end of period(5)	2,795,538	$9.95	4,687,234
Exercisable at end of period(5)(6)	1,481,379	$10.69	1,848,493
(1)No Options were granted during the nine months ended September 30, 2021. Weighted average grant date fair value of Options granted during the nine months ended September 30, 2020 was $1.73 per share.
(2)The total intrinsic value of Options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, during the nine months ended September 30, 2021 and 2020 was $778 thousand and $205 thousand, respectively.
(3)During the nine months ended September 30, 2021, employees paid $817 thousand to the Company to exercise Options, which resulted in the issuance of 156,227 shares of Class A common stock. In addition, during this period, Options exercisable for 197,176 shares of Class A common stock were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 36,843 shares of Class A common stock and for which the Company paid withholding taxes of $46 thousand.
During the nine months ended September 30, 2020, Options exercisable for 105,000 shares of Class A common stock were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 15,051 shares of Class A common stock and for which the Company paid withholding taxes of $73 thousand.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

(5)The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of the date indicated:

September 30, 2021
Aggregate intrinsic value
Options outstanding	$7.2
Options exercisable	$2.6
Weighted average remaining term (in years)
Options outstanding	7.1
Options exercisable	6.4

(6)The total fair value, based on grant date fair value, of Options that vested during the nine months ended September 30, 2021 and 2020 was $2.3 million and $3.2 million, respectively.
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

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Number of Holdco Units	Weighted Average Grant Date Fair Value	Number of Holdco Units
Unvested at beginning of period	489,486	$23.00	1,112,607
Forfeited	—	N/A	—
Vested(1)	(187,428)	23.00	(336,127)
Unvested at end of period	302,058	$23.00	776,480
(1)The total fair value, based on grant date fair value, of previously unvested Holdco Units that vested during the nine months ended September 30, 2021 and 2020 was $4.3 million and $7.7 million, respectively.
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

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

Unvested Class A common stock activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Class A Common Stock	Weighted Average Grant Date Fair Value	Class A Common Stock
Unvested at beginning of period	4,956,922	$6.53	2,999,343
Granted	2,263,300	6.74	3,140,959
Forfeited(1)	(620,038)	6.53	(360,230)
Vested(2)	(1,457,269)	6.93	(791,662)
Unvested at end of period	5,142,915	$6.50	4,988,410
(1)Forfeited shares of unvested Class A common stock associated with restricted stock awards are held in our treasury stock account. Refer to Note 11 for additional information on our treasury stock.
(2)The total fair value, based on grant date fair value, of previously unvested Class A common stock that vested during the nine months ended September 30, 2021 and 2020 was $10.1 million and $9.4 million, respectively.

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
The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 9.9% and 9.9%, respectively, and the Company recorded $4.4 million and $10.8 million of income tax expense for the three and nine months ended September 30, 2021, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was less than our combined federal and state statutory tax rate of 24.4%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests. The effective tax rate for the three and nine months ended September 30, 2021 includes a stock-based compensation shortfall primarily related to restricted stock awards vesting, which is required to be recorded discretely in the interim period in which it occurs, and tax effects of a nondeductible regulatory matter which was recorded discretely during this period. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax; therefore, the effective tax rate can vary from period to period.
The Company's effective tax rate for the three and nine months ended September 30, 2020 was 6.5% and 13.2%, respectively, and the Company recorded $0.2 million and $0.8 million of income tax expense for the three and nine months ended September 30, 2020, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2020 was less than our combined federal and state statutory tax rate of 24.3%, primarily because the Company is not liable for income taxes on the portion of GS Holdings’ earnings that are attributable to noncontrolling interests. The effective tax rate for the three and nine months ended September 30, 2020 include the effects of stock-based compensation deductions, which are required to be recorded discretely in the interim period in which those items occur.
As of September 30, 2021 and December 31, 2020, the total liability related to uncertain tax positions was $98 thousand and $98 thousand, respectively. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were immaterial as of September 30, 2021, and therefore did not impact the effective income tax rate.
Deferred tax assets, net of $407.2 million and $388.0 million as of September 30, 2021 and December 31, 2020, respectively, relate primarily to the basis difference in our investment in GS Holdings. This basis difference arose

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

primarily as a result of the Reorganization Transactions, the IPO and subsequent exchanges of Class B common stock for Class A common stock.
As of September 30, 2021, we concluded based on the weight of all available positive and negative evidence that all of our deferred tax assets are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
On May 23, 2018, we entered into a tax receivable agreement ("TRA") that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of GS Holdings resulting from any redemptions or exchanges of Holdco Units and from our acquisition of the equity of certain of the Former Corporate Investors (as defined in the 2020 Form 10-K), (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the "TRA Payments"). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in GS Holdings or us. The rights of each member of GS Holdings that is a party to the TRA are assignable to transferees of their respective Holdco Units. The timing and amount of aggregate payments due under the TRA may vary based on several factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable. During the nine months ended September 30, 2021, we paid a total of $4.1 million to the members of GS Holdings pursuant to the TRA.
As a condition to the Merger Agreement, the Company and certain beneficiaries party to the TRA were required to enter into an amendment to the TRA (the “TRA Amendment”), which TRA Amendment provided that no payments under the TRA will be made following or as a result of the consummation of the Mergers.
As of September 30, 2021 and December 31, 2020, the Company had a liability of $332.3 million and $310.4 million, respectively, related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Unaudited Condensed Consolidated Balance Sheets.
Note 14. Commitments, Contingencies and Guarantees
Commitment
Leases
In accordance with ASC 842, Leases, we determine if an arrangement is or contains a lease at inception of the contract. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We primarily lease our premises under multi-year, non-cancelable operating leases. Operating leases are included in other assets and other liabilities in our Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, we did not have any finance leases.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. Operating lease cost associated with our ROU assets and lease liabilities was $1.4 million and $1.1 million for the three months ended

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

September 30, 2021 and 2020, respectively, and $3.5 million and $3.1 million for the nine months ended September 30, 2021 and 2020, respectively. See Note 15 for additional information regarding office space leased from a related party.
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
As of September 30, 2021, we did not have any operating leases that had not yet commenced.
Supplemental cash flow and noncash information related to our operating leases were as follows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$3,376	$3,491
Noncash operating lease ROU assets obtained in exchange for operating lease liabilities
Resulting from new or modified leases	$7,888	$9
Supplemental balance sheet information related to our operating leases was as follows as of the dates indicated.

	September 30, 2021	December 31, 2020
Operating lease ROU assets	$13,039	$8,265
Operating lease liabilities	$17,155	$10,107
Weighted average remaining lease term (in years)	6.1	2.4
Weighted average discount rate	5.6%	5.8%

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table provides a reconciliation of the total undiscounted cash flows related to our future lease obligations recorded in other liabilities in the Unaudited Condensed Consolidated Balance Sheets in accordance with ASC 842:

September 30, 2021
Remainder of 2021	$1,956
2022	3,812
2023	2,661
2024	2,009
2025	2,065
Thereafter	8,006
Total lease payments	$20,509
Less: imputed interest	(3,354)
Operating lease liabilities	$17,155
Covenants
Our transaction processor and some Bank Partners impose financial covenants upon our wholly-owned subsidiary, GSLLC. As of September 30, 2021 and December 31, 2020, GSLLC was in compliance with the financial covenant provisions in these agreements. In addition, the agreements entered into as part of our loan participation sales with institutional investors and financial institutions impose financial covenants upon the Company. As of September 30, 2021, the Company was in compliance with the financial covenant provisions in these agreements. See Note 7 for discussion of financial and non-financial covenants associated with our borrowings.
Other Commitments
As of September 30, 2021 and December 31, 2020, the outstanding open and unused line of credit on approved loan receivables held for sale was $109.6 million and $99.9 million, respectively. We did not record a provision for these unfunded commitments, but we believe we have adequate cash on hand to fund these commitments.
For certain Bank Partners, we maintain a restricted cash balance based on a contractual percentage of the total interest billed on outstanding deferred interest loans that are within their respective promotional periods less previous FCR on such outstanding loans. As of September 30, 2021 and December 31, 2020, restricted cash in the Unaudited Condensed Consolidated Balance Sheets included $51.1 million and $84.6 million, respectively, associated with these arrangements.
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
Further, from time to time, we place Bank Partner loans on non-accrual and non-payment status (“Pended Status”) while we investigate consumer loan balance inquiries, which may arise from disputed charges related to work performed by third-party merchants. As of September 30, 2021, Bank Partner loan balances in Pended Status were $12.9 million. While it is management’s expectation that the majority of these loan balance inquiries will be resolved without incident, in certain instances we may determine that it is appropriate for the Company to permanently reverse the loan balance, assume the related economic responsibility and record a liability for these instances. As of September 30, 2021, our liability for potential Pended Status future losses was $3.4 million.
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
In April 2021, the parties in the case entered into a binding Memorandum of Understanding to settle the matter and the proposed settlement was approved by the District Court in October 2021. Substantially all amounts payable by the Company under the settlement were paid by the Company’s insurers. The payable under the approved settlement and the related insurance proceeds are recorded in other liabilities and other assets, respectively, in the Company’s Unaudited Condensed Consolidated Balance Sheets at September 30, 2021.
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
Financial Guarantees
As of September 30, 2021, the contingent aspect of our financial guarantee was measured under ASC 326, Financial Instruments – Credit Losses, which requires us to estimate expected credit losses, and the impact of those estimates on our required payments under the financial guarantee arrangement, for loans within our Bank Partner portfolios that are either funded or approved for funding at the measurement date, but precludes us from including future loan originations by our Bank Partners. Consistent with the modeling of loan losses for any consumer loan portfolio assumed to go into "run-off," our recognized financial guarantee liability under this model represents a significant portion of the contractual escrow that we establish with each Bank Partner. Typically, changes in the estimated financial guarantee liability as measured under ASC 326 are driven primarily by new Bank Partner loans

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

that are facilitated on our platform during the period and thereby increase the contractual escrow balance and, to a lesser degree, by changes in underlying assumptions.
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
Credit losses: We use lifetime historical credit loss experience for each loan plan comprising a Bank Partner's loan portfolio as a basis for estimating future credit losses. In assessing the current conditions and forecasts of future conditions as of September 30, 2021, we primarily considered the current and expected economic impacts of the COVID-19 pandemic on the macroeconomic environment, as well as initiatives undertaken by the Company to mitigate credit losses, such as the emphasis on our Bank Partners' super-prime promotional loan programs with our merchants and offering loan deferral options to GreenSky program borrowers. All other factors remaining constant, higher credit losses reduce our incentive payments and thereby increase our risk of loss for escrow usage. Generally, higher credit losses earlier in the forecast period expose us to greater risk of loss under our financial guarantee arrangements, as the contractual escrow balance is highest early in the forecast period in conjunction with the outstanding portfolio balance in a "run-off" scenario.
As of September 30, 2021 and December 31, 2020, the estimated value of the escrow financial guarantee was $114.5 million and $131.9 million, respectively, relative to our $162.9 million and $173.2 million contractual escrow that was included in our restricted cash balance as of September 30, 2021 and December 31, 2020, respectively. The financial guarantee liability as of September 30, 2021 assumes 100% escrow use for a bank partner that provided notice of loan origination termination in August 2021. We recognized a financial guarantee expense of $2.0 million and financial guarantee benefit of $0.3 million during the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, we recognized a financial guarantee benefit of $7.7 million and financial guarantee expense of $28.4 million, respectively, in the Unaudited Condensed Consolidated Financial Statements. Refer to Note 1 for additional discussion of our accounting for financial guarantees.
Note 15. Related Party Transactions
Lease
We lease office space from a related party under common management control for which lease expense is recognized within related party expenses in the Unaudited Condensed Consolidated Statements of Operations and for which operating lease ROU assets and operating lease liabilities are recognized within those respective line items in the Unaudited Condensed Consolidated Balance Sheets. Total operating lease cost related to this office space was $435 thousand and $435 thousand for the three months ended September 30, 2021 and 2020, respectively, and $1.3 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. Operating lease ROU assets and operating lease liabilities related to this office space were $2.8 million and $3.2 million, respectively, as of September 30, 2021, and $3.9 million and $4.5 million, respectively, as of December 31, 2020.

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

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$203,875	$116,231
Restricted cash	264,387	319,879
Loan receivables held for sale, net	327,045	571,415
Accounts receivable, net	17,629	21,958
Property, equipment and software, net	22,630	21,452
Other assets	123,808	51,965
Total assets(1)	$959,374	$1,102,900

Liabilities and Members Equity (Deficit)
Liabilities
Accounts payable	$10,797	$15,418
Accrued compensation and benefits	16,624	13,666
Other accrued expenses	15,880	5,207
Finance charge reversal liability	139,307	185,134
Term loan	451,190	452,806
Warehouse facility	278,278	502,830
Financial guarantee liability	114,472	131,894
Other liabilities	120,423	80,478
Total liabilities(2)	1,146,971	1,387,433

Members Equity (Deficit)
Equity (deficit) attributable to Continuing LLC Members	(105,538)	(169,484)
Equity (deficit) attributable to GreenSky, Inc.	(82,059)	(115,049)
Total members equity (deficit)	(187,597)	(284,533)
Total liabilities and members equity (deficit)	$959,374	$1,102,900
(1)Includes $345.7 million and $600.8 million of assets held by the Warehouse SPV as of September 30, 2021 and December 31, 2020, respectively.
(2)Includes $279.1 million and $503.9 million of liabilities held by the Warehouse SPV as of September 30, 2021 and December 31, 2020, respectively.
The following table reflects the impact of consolidation of GS Holdings, inclusive of the Warehouse SPV, into the Unaudited Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	$128,149	$142,023	$389,839	$396,842
Total costs and expenses	78,755	132,807	263,525	375,748
Operating profit	49,394	9,216	126,314	21,094
Total other income (expense), net	(5,252)	(6,192)	(16,877)	(15,136)
Net income	$44,142	$3,024	$109,437	$5,958

GreenSky, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

The following table reflects the cash flow impact of GS Holdings, inclusive of the Warehouse SPV, on the Unaudited Condensed Consolidated Statements of Cash Flows for the periods indicated.

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$300,854	$(430,492)
Net cash used in investing activities	(11,311)	(12,120)
Net cash provided by (used in) financing activities	(257,391)	430,372

Net increase (decrease) in cash and cash equivalents and restricted cash	32,152	(12,240)
Cash and cash equivalents and restricted cash at beginning of period	436,110	427,811
Cash and cash equivalents and restricted cash at end of period	$468,262	$415,571

Note 18. Subsequent Events
Subsequent to September 30, 2021, the following events have occurred:
Loan Participation Sales
Subsequent to September 30, 2021, the Company completed loan participation sales totaling approximately $135 million. In connection with the sales, the Company repaid amounts under the Warehouse Facility and subsequently also borrowed amounts in connection with additional Warehouse Loan Participation purchases.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(United States dollars in thousands, except per share data and unless otherwise indicated)
You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q, as well as the Audited Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the GreenSky, Inc. 2020 Form 10-K filed with the Securities and Exchange Commission on March 2, 2020 ("2020 Form 10-K"). This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under Part I, Item 1A “Risk Factors” in the Company's 2020 Form 10-K and Part II, Item 1A "Risk Factors" in this Form 10-Q.
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
Executive Summary
Merger Agreement
In September, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Goldman Sachs Group, Inc. ("Goldman Sachs"), and Goldman Sachs Bank USA ("Goldman Sachs Bank"), a wholly owned subsidiary of Goldman Sachs. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (a) Goldman Sachs Bank will establish a new wholly‑owned subsidiary (“Merger Sub 1”) into which GreenSky, Inc. will be merged (the “Company Merger”), with Merger Sub 1 surviving the Company Merger as a wholly‑owned subsidiary of Goldman Sachs Bank; and (b) Goldman Sachs Bank will establish a new wholly‑owned subsidiary (“Merger Sub 2”) that will be merged into GS Holdings (the “Holdings Merger” and, together with the Company Merger, the “Mergers”). Consummation of the transaction is subject to the approval of the Company's stockholders, the receipt of required regulatory approvals, and satisfaction of other customary closing conditions. See Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 for additional information.
Covid-19 Pandemic
On March 11, 2020, the World Health Organization designated the novel coronavirus disease (referred to as "COVID-19") as a global pandemic.
The following are key impacts of COVID-19 on our business:
Transaction Volume. Our transaction volume began to be impacted significantly by COVID-19 in mid-March 2020, and certain of our transaction volumes continue to be impacted. For the three months ended September 30, 2021, our transaction volume increased 4% compared to the third quarter of the prior year. Our transaction volume growth in the third quarter was impacted by escalating supply chain constraints in the U.S. that we expect to shift transactions to future periods.

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
Third Quarter and Year-to-date 2021 Results
The following are key business metrics and financial measures as of and for the three and nine months ended September 30, 2021:
Business Metrics
•Transaction volume (as defined below) was $1.54 billion during the three months ended September 30, 2021 compared to $1.48 billion during the three months ended September 30, 2020, an increase of 4%. Transaction volume was $4.38 billion during the nine months ended September 30, 2021 compared to $4.20 billion during the nine months ended September 30, 2020, an increase of 4%;
•Total revenue of $128.1 million during the three months ended September 30, 2021 decreased 10% from $142.0 million during the three months ended September 30, 2020. Total revenue of $389.8 million during the nine months ended September 30, 2021 decreased 2% from $396.8 million during the nine months ended September 30, 2020;
•The outstanding balance of loans serviced by our platform totaled $9.56 billion as of September 30, 2021 compared to $9.55 billion as of September 30, 2020;
•We maintained a strong consumer profile. GreenSky program borrowers with credit scores over 780 comprised 41% of the loan servicing portfolio as of September 30, 2021, and over 91% of the loan servicing portfolio as of September 30, 2021 consisted of GreenSky program borrowers with credit scores over 700; and
•The 30-day delinquencies as of September 30, 2021 were 0.73%, an improvement of 31 basis points over September 30, 2020. The delinquency rate includes accounts that received COVID-19 assistance that are no longer in payment deferral. Less than 0.1% of the total loans serviced by our platform as of September 30, 2021 were in deferral status, compared to approximately 0.8% as of December 31, 2020 and approximately 4% at the peak in the second quarter of 2020.
Financial Measures
We had net income of $39.8 million and $98.6 million, respectively, during the three and nine months ended September 30, 2021 compared to net income of $2.8 million and $5.2 million, respectively, during the three and nine months ended September 30, 2020. The higher earnings in the 2021 periods was primarily due to:
•Our cost of revenue decreased $58.9 million and $88.6 million, respectively, during the three and nine months ended September 30, 2021 compared to the same periods in 2020, largely driven by a decrease in FCR liability, which was primarily a function of higher performance fees attributable to lower charge-offs and due to a lower balance of deferred interest loans subject to FCR as a result of our funding diversification that began in mid-2020. Refer to "Three and Nine Months Ended September 30, 2021 and 2020 - Cost of Revenue" in this Part 1, Item 2 for additional discussion.

•A $2.0 million non-cash financial guarantee expense and $7.7 million benefit, respectively, during the three and nine months ended September 30, 2021, compared to a $0.3 million benefit and $28.4 million expense, respectively, during the same periods in 2020. Refer to "Three and Nine Months Ended September 30, 2021 and 2020–Financial guarantee expense (benefit)" in this Part I, Item 2 as well as Note 1 and Note 14 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for additional discussion of our financial guarantee.
•Sales, general and administrative costs decreased $4.9 million during the three months ended September 30, 2021 and increased $2.1 million during the nine months ended September 30, 2021 compared to the same periods in 2020. Refer to "Three and Nine Months Ended September 30, 2021 and 2020–Sales, general and administrative" in this Part I, Item 2 for additional discussion.
For additional information, see Results of Operations within this Part I, Item 2.
Adjusted EBITDA (as defined below) increased $19.6 million or 51% and $58.5 million or 61%, respectively, during the three and nine months ended September 30, 2021 when compared to the same periods in 2020. Information regarding our use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP (as defined below) measure, is included in "Non-GAAP Financial Measure."
Seasonality. Historically, our business has generally been subject to seasonality in consumer spending and payment patterns. We cannot yet predict the impacts of COVID-19 on the seasonality of our business for the remainder of 2021 or future periods. For example, we have continued to observe supply chain impacts on materials costs and project completion times, which can impact the timing of transaction volumes and also lead to increased consumer complaints. Increased project completion times can also increase variability from historical seasonality patterns.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$39,777	$2,811	$98,613	$5,247
Interest expense(1)	6,801	6,775	20,136	18,289
Income tax expense	4,368	197	10,822	799
Depreciation and amortization	3,548	2,973	10,343	8,180
Share-based compensation expense(2)	4,033	4,338	11,776	11,318
Financial guarantee liability - Escrow(3)	—	(2,382)	—	26,274
Servicing asset and liability changes(4)	1,499	368	(9,995)	(1,370)
Mark-to-market on sales facilitation obligations(5)	(6,955)	18,262	(6,174)	18,262
Merger-related costs(6)	5,036	—	5,036	—
Transaction and non-recurring expenses(7)	157	5,367	13,608	8,625
Adjusted EBITDA	$58,264	$38,709	$154,165	$95,624
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
(4)Includes the non-cash changes in the fair value of servicing assets and liabilities related to our servicing obligations associated with Bank Partner agreements and other contractual arrangements.
(5)Mark-to-market on sales facilitation obligations reflects changes in the fair value in the embedded derivative for sales facilitation obligations. The changes in fair value are recognized as a mark-to-market expense in cost of revenue for the period. See Note 3 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional discussion.
(6)Includes professional services fees related to the pending merger with Goldman Sachs.
(7)The three and nine months ended September 30, 2021 primarily include legal fees associated with IPO litigation and regulatory matter. The three and nine months ended September 30, 2020 include legal fees associated with IPO litigation and regulatory matter and professional fees associated with our strategic alternatives review process.

Business Metrics
We review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends, formulate plans and make strategic decisions, including the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Transaction Volume
Dollars (in millions)	$1,541	$1,475	$4,382	$4,205
Percentage increase	4%		4%
Loan Servicing Portfolio
Dollars (in millions, at end of period)	$9,560	$9,547	$9,560	$9,547
Percentage increase	0.1%		0.1%
Cumulative Consumer Accounts
Number (in millions, at end of period)	4.23	3.57	4.23	3.57
Percentage increase	18%		18%
Transaction Volume. We define transaction volume as the dollar value of loans facilitated on our platform during a given period. Transaction volume is an indicator of revenue and overall platform profitability.
Loan Servicing Portfolio. We define our loan servicing portfolio as the aggregate outstanding consumer loan balance (principal plus accrued interest and fees) serviced by our platform at the date of measurement. The average loan servicing portfolio for the three months ended September 30, 2021 and 2020 was $9.5 billion. The average loan servicing portfolio for the nine months ended September 30, 2021 and 2020 was $9.4 billion and $9.3 billion, respectively.
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
As of September 30, 2021, we had aggregate funding commitments from our Bank Partners of approximately $7.9 billion, a substantial majority of which are "revolving" commitments that replenish as outstanding loans are paid down. Of the funding commitments available at September 30, 2021 for use in the next 12 months, approximately $2.6 billion was unused, and we anticipate approximately $1.6 billion of additional funding capacity will become available as loans pay-down under revolving commitments during this period, assuming renewal of all current revolving commitments. During the third quarter of 2021, an existing Bank Partner increased its revolving commitment by $100 million to $1.0 billion. Also during the third quarter of 2021, as previously disclosed, a Bank Partner provided termination notice that its loan origination agreement with us will end in November 2021 and that

Bank Partner's funding commitment is excluded from our aggregate Bank Partner commitments at September 30, 2021, referenced above.
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
In addition to customary expansion of commitments from existing Bank Partners and the periodic addition of new Bank Partners to our funding group, we have diversified the funding for loans originated by our Bank Partners to include alternative structures with institutional investors, financial institutions and other funding sources. In the first quarter of 2021, the Company executed an arrangement with a leading insurance company that included an initial sale of loan participations totaling approximately $135 million and a forward flow commitment for the sale of up to $1.0 billion in additional loan participations over a one-year period. In April 2021, that commitment was increased by $500 million to $1.5 billion. During the nine months ended September 30, 2021, GreenSky executed approximately $1.3 billion of sales of loan participations and whole loans (inclusive of the sale referenced above). A portion of these transactions included the sale of participations previously purchased by the Warehouse SPV, and the related proceeds from such sales were used to pay down amounts previously borrowed under the Warehouse Facility.
On September 14, 2021, concurrently with the execution of the Merger Agreement and as a condition to the Company’s entry into the Merger Agreement, certain of the Company’s subsidiaries entered into a commitment letter for a backstop participation purchase facility (the “Commitment Letter”) with Goldman Sachs Bank. Pursuant to the Commitment Letter, Goldman Sachs Bank committed to provide such subsidiaries with (a) a commitment of up to $0.8 billion to purchase economic participations in loans originated by the Company’s Bank Partners under the GreenSky program during the period from the execution of definitive agreements for such purchase facility through the earlier of (i) the consummation of the Mergers pursuant to the Merger Agreement and (ii) the termination of the Merger Agreement in accordance with its terms, and (b) in the event that the Merger Agreement is terminated in accordance with its terms prior to the consummation of the Mergers, a commitment of up to $1.0 billion to purchase economic participations in loans originated by the Company’s Bank Partners under the GreenSky program during the period from the Merger Agreement termination date through the last day of the ninth full calendar month following such termination date. The Company is in the process of finalizing the definitive agreements for such purchase facility.
We anticipate whole loan or loan participation sales to continue to be important to our funding capacity. If we do not timely consummate our anticipated whole loan or loan participation sales, or if these sales combined with funding commitments from our Bank Partners are not sufficient to support expected loan originations, it could limit our ability to facilitate GreenSky program loans and our ability to generate revenue at or above current levels.
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
•Under our Bank Partner agreements, if credit losses exceed an agreed-upon threshold, we make limited payments to our Bank Partners from the escrow accounts we establish for them. Our related maximum financial exposure is contractually limited to those escrow amounts, which represented a weighted average target rate of 2.2% of the total outstanding loan balance as of September 30, 2021. Cash set aside to meet this requirement is classified as restricted cash in our Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2021, the financial guarantee liability associated with our escrow arrangements represented approximately 70% of the contractual escrow that we have established with each Bank Partner.
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
General Economic Conditions and Industry Trends. Our results of operations are impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending behavior and consumer demand for our merchants’ products and services. In addition, trends within the industry verticals in which we operate affect consumer spending on the products and services our merchants offer in those industry verticals. For example, the strength of the national and regional real estate markets and trends in new and existing home sales impact demand for home improvement goods and services and, as a result, the volume of loans originated to finance these purchases. In addition, trends in healthcare costs, advances in medical technology and increasing life expectancy are likely to impact demand for elective medical procedures and services. Refer to "Executive Summary" above for a discussion of the recent impact on our business from the COVID-19 pandemic.
Results of Operations Summary
Three and Nine Months Ended September 30, 2021 and 2020
Total Revenue
We generate a substantial majority of our total revenue from transaction fees paid by merchants each time a consumer utilizes our platform to finance a purchase and, to a lesser extent, from fixed servicing fees on our loan servicing portfolio and interest income from loan receivables held for sale.
Transaction fees
During the three months ended September 30, 2021, transaction fees revenue decreased 8% compared to the same period in 2020 due to a decrease in transaction fee rate, partially offset by 4% increase in transaction volume. During the nine months ended September 30, 2021, transactions fees revenue decreased 4% compared to the same period in 2020, primarily attributable to a decrease in transaction fee rate. In addition, interchange fees decreased during the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to an increase in direct processing of payments to merchants. These decreases were partially offset by a 4% increase in transaction volume.

Transaction fees earned per dollar originated ("transaction fee rate") were 6.40% and 6.54%, respectively, during the three and nine months ended September 30, 2021 compared to 7.29% and 7.12%, respectively, during the same periods in 2020. The year over year transaction fee rate decreases are primarily related to the mix of promotional terms of loans originated on our platform. Loans with lower interest rates, longer stated maturities and longer promotional periods generally carry relatively higher transaction fee rates. Conversely, loans with higher interest rates, shorter stated terms and shorter promotional periods generally carry relatively lower transaction fee rates. In addition, the mix of loans offered by merchants generally varies by merchant category, and is dependent on merchant and consumer preference. Therefore, shifts in merchant mix have a direct impact on our transaction fee rates. With the onset of the COVID-19 pandemic in 2020, our merchants shifted originations to more promotional loans, which resulted in the upward shift in the transaction fee rate. In 2021, we've seen a reversion to pre-pandemic levels as it relates to the mix of loans. In addition, the mix of loans offered by merchants generally varies by merchant category, and is dependent on merchant and consumer preference.
Servicing
We earn a specified servicing fee for providing professional services to manage loan portfolios on behalf of our Bank Partners, including servicing of participated loans for a Bank Partner that retains the loan and servicing rights. Servicing fees are paid monthly and are typically based upon an annual fixed percentage of the average outstanding loan portfolio balance. Servicing revenue is also impacted by the fair value change in our servicing assets and liabilities associated with the servicing arrangements with our Bank Partners. See Note 3 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information on our servicing assets and liabilities.
The following table presents servicing revenue earned from servicing fees and the fair value changes in servicing assets and liabilities related to our Bank Partner agreements included in our servicing revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Servicing fee	$27,911	$28,238	$83,172	$87,261
Fair value changes in servicing assets and liabilities	(1,795)	(792)	8,986	(51)
Total servicing revenue	$26,116	$27,446	$92,158	$87,210
During the three months ended September 30, 2021, servicing revenue decreased $1.3 million, or 5%, compared to the same period in 2020, which was primarily attributable to the $1.8 million net decrease in the fair value of servicing assets and liabilities related to our Bank Partner servicing arrangements in 2021, as compared to the $0.8 million decrease during the same period in 2020. The fair value changes in servicing assets and liabilities for the three months ended three months ended September 30, 2021 reflects changes in balances of Bank partner portfolios and the respective applicable fees during the quarter. The servicing fee decrease reflects a 2021 average servicing fee rate of 1.17%, compared to 1.19% during the same period of 2020 primarily attributable to the diversification of our funding strategy.
During the nine months ended September 30, 2021, servicing revenue increased $4.9 million, or 6%, compared to the same period in 2020, which was primarily attributable to the $9.0 million net increase in the fair value change in servicing assets and liabilities related to our Bank Partner servicing arrangements in 2021, as compared to the $(0.1) million decrease during the same period in 2020. In addition to the same factors that impacted the third quarter, described above, the net increase during the nine months ended September 30, 2021 reflects the significant improvements in credit forecasts since December. The servicing fee decrease reflects a 2021 average servicing fee rate of 1.18%, compared to 1.25% during the same period in 2020 primarily attributable to the diversification of our funding strategy.
Interest and other
We earn interest income from loan receivables held for sale, including loan participations purchased by the Warehouse SPV. The amount of interest for each period depends on the average level of loan participations and the mix of loans owned for each period. During the three months ended September 30, 2021, interest income decreased $3.6 million compared to the same period in 2020 due to the lower balance of loan receivables held for sale during the quarter. During the nine months ended September 30, 2021, interest income increased $0.6 million compared to the same period in 2020.

Cost of Revenue (exclusive of depreciation and amortization expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Origination related	$5,816	$7,396	$16,338	$20,153
Servicing related	12,190	13,415	38,328	38,937
Fair value change in FCR liability	11,805	21,832	57,483	110,386
Loan and loan participation sales costs	11,011	31,823	35,824	42,672
Mark-to-market on sales facilitation obligations	(6,955)	18,262	(6,174)	$18,262
Total cost of revenue (exclusive of depreciation and amortization expense)	$33,867	$92,728	$141,799	$230,410
Origination related
During the three and nine months ended September 30, 2021, loan origination related expenses decreased 21% and 19%, respectively, compared to the same periods in 2020, largely driven by operational efficiencies in loan processing, with origination related expenses as a percent of transaction volume decreasing to 0.38% and 0.37% during the three and nine months ended September 30, 2021, respectively, from 0.48% and 0.47% for the same periods in 2020. Additionally, there were lower customer protection expenses of $2.0 million and $2.8 million during the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, which are incurred when the Company determines that a merchant did not fulfill its obligation to a borrower and compensates a Bank Partner for the applicable portion of the loan principal balance.
Servicing related
Loan servicing related expenses were relatively flat year-over-year. Servicing related expenses as a percent of our average loan servicing portfolio were 0.51% and 0.51% during the three and nine months ended September 30, 2021, respectively, compared to 0.54% and 0.51% for the same periods in 2020.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$141,605	$198,755	$185,134	$206,035
Receipts(1)	65,604	62,631	170,038	166,939
Settlements(2)	(79,707)	(95,706)	(273,348)	(295,848)
Fair value changes recognized in cost of revenue(3)	11,805	21,832	57,483	110,386
Ending balance	$139,307	$187,512	$139,307	$187,512
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
(2)Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that were repaid within the promotional period and includes billed finance charges not yet collected on loan participations purchased by the Warehouse SPV of $7.4 million and $4.3 million, respectively, during the three months ended September 30, 2021 and 2020, and $20.1 million and $24.3 million, respectively, during the nine months ended September 30, 2021 and 2020, which were not yet collected and subject to potential future finance charge reversal at the time of purchase. These amounts were paid to the Bank Partner in full as of the participation purchase dates.
(3)A fair value adjustment is made based on the expected reversal percentage of billed finance charges (expected settlements), which is estimated at each reporting date. The fair value adjustment is recognized in cost of revenue in the Unaudited Condensed Consolidated Statements of Operations.
Further detail regarding our receipts is provided below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Incentive payments	$57,020	$57,525	$146,522	$155,737
Recoveries on unsold charged-off receivables(1)	8,584	5,106	23,516	11,202
Total receipts	$65,604	$62,631	$170,038	$166,939
(1)Represents recoveries on previously charged-off Bank Partner loans. We collected recoveries on previously charged-off and transferred Bank Partner loans on behalf of our charged-off receivables investors of $4.8 million and $6.2 million during the three months ended September 30, 2021 and 2020, respectively, and $15.6 million and $17.4 million during the nine months ended September 30, 2021 and 2020, respectively. These collected recoveries are excluded from receipts, as they do not impact our fair value change in FCR liability.
The decreases in the fair value change in FCR liability recognized in cost of revenue during the three and nine months ended September 30, 2021 of $10.0 million, or 46%, and $52.9 million, or 48%, respectively, compared to the same periods in 2020, were primarily a function of a lower balance of deferred interest loans subject to FCR as a result of loan prepayments and our funding diversification that began in mid-2020.
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

During the three and nine months ended September 30, 2021, the loan and loan participations sales costs were $11.0 million and $35.8 million, respectively, inclusive of realized losses of $10.4 million and $25.2 million, respectively, on Warehouse Loan Participations sold. During the three and nine months ended September 30, 2020, the loan and loan participations sales costs were $31.8 million and $42.7 million, respectively, inclusive of $19.7 million realized discount on Warehouse Loan Participations sold. The lower cost in 2021 reflects an increase in the price for loan products, the mix of loans, and the level of Warehouse Loan Participations held.
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
During the three and nine months ended September 30, 2021, the mark-to-market benefits recognized on sales facilitation obligations were $7.0 million and $6.2 million, respectively. As the first sales facilitation obligations were entered into in the third quarter of 2020, the mark-to-market expense during both the three and nine months ended September 30, 2020 was $18.3 million. See Note 3 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.
Compensation and benefits
Compensation and benefits expense primarily consists of salaries, benefits and share-based compensation for all cost centers not already included in cost of revenue, such as information technology, sales and marketing, product management and all overhead related activities.
For the three months ended September 30, 2021, compensation and benefits expense increased $1.6 million, or 7%, compared to the same period in 2020 as a result of a $1.9 million increase in salary expense, partially offset by a $0.3 million decrease in stock-based compensation expense.
During the nine months ended September 30, 2021, compensation and benefits expense increased $2.1 million, or 3%, compared to the same period in 2020 as a result of a $1.2 million increase in salary expense, a $0.3 million increase in stock-based compensation expense, and a $0.6 million decrease in capitalized IT costs.
Property, office and technology
During the three months ended September 30, 2021, property, office, and technology expense increased $146 thousand, or 4%, compared to the same period in 2020.
During the nine months ended September 30, 2021, property, office, and technology expense increased $1.0 million, or 8%, compared to the same period in 2020, primarily due to an increase in software, hardware and hosting costs.
Depreciation and amortization
During the three and nine months ended September 30, 2021, depreciation and amortization expense increased $0.6 million, or 19%, and $2.2 million, or 26%, respectively, compared to the same periods in 2020, primarily driven by increases over time in capitalized internally-developed software from our growing infrastructure, resulting in increased amortization expense.
Sales, general and administrative
Sales, general and administrative expenses primarily consist of legal, accounting, consulting and other professional services, recruiting, non-sales and marketing travel costs and promotional activities.

During the three months ended September 30, 2021, sales, general and administrative expense decreased $4.9 million, or 42%, compared to the same period in 2020. The decrease is primarily related to non-recurring legal and regulatory costs incurred during the three months ended September 30, 2020.
During the nine months ended September 30, 2021, sales, general and administrative expense increased $2.1 million, or 7%, compared to the same period in 2020, primarily related to an increase in legal and regulatory costs of $7.0 million. The increase was partially offset by a decrease in provision for losses for loan receivables held for sale of $4.7 million and a decrease in provision for losses on accounts receivable of $0.4 million. See Note 14 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information on our legal proceedings.
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
During the three months ended September 30, 2021, the Company recognized financial guarantee expense of $2.0 million compared to a financial guarantee benefit of $0.3 million during the same period in 2020.
During the nine months ended September 30, 2021, the Company recognized a financial guarantee benefit of $7.7 million, compared to financial guarantee expense of $28.4 million during the same period in 2020. The financial guarantee benefit recognized in 2021 is primarily due to an improved credit forecast and lower delinquency rates while the same periods last year were largely impacted by the onset of the COVID-19 pandemic and the decreased expectations of Bank Partner loan credit performance. The financial guarantee benefit recognized in 2021 is also attributable to accelerated prepayments on loans within our Bank Partner portfolios and sales of whole loans and loan participations from our existing bank partner arrangements into alternative structures that are not subject to our financial guarantee. See Note 1 and Note 14 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information regarding the measurement of our financial guarantees under the new standard.
Merger-related costs
Merger-related costs include legal and other professional services expenses related to the pending merger with Goldman Sachs, and totaled $5.0 million during the three and nine months ended September 30, 2021. For more information on the pending merger, see Note 1 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1.
Related party
Related party expenses, on a recurring basis, primarily consist of rent expense, as we lease office space from a related party.
During the three and nine months ended September 30, 2021, related party expenses increased $85 thousand, or 24%, and $35 thousand, or 3%, compared to the same periods in 2020, due to decreased amortization of employee loans.
Other income (expense), net
During the three months ended September 30, 2021, other expense, net increased $1.0 million, or 15%, compared to the same period in 2020, primarily due to the fair value change in our interest rate swap for which we discontinued hedge accounting during the third quarter of 2021. For further information on our interest rate swap accounting, see Note 8 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1.

During the nine months ended September 30, 2021, other expense, net increased $1.8 million, or 12%, compared to the same period in 2020. The increase was primarily due to (i) $1.8 million increase in interest expense from the 2020 Amended Credit Agreement; (ii) $0.8 million gain from the change in fair value of our interest rate swap; (iii) $0.6 million decrease in interest income; (iv) net $0.4 million lower income from the change in the fair value of our servicing liabilities; and (v) $0.3 million decrease in other losses.
Income tax expense
Income tax expense recorded during the three and nine months ended September 30, 2021 of $4.4 million and $10.8 million, respectively, reflected the expected income tax expense on the net earnings for the periods related to GreenSky, Inc.'s economic interest in GS Holdings, as well as $20 thousand of tax benefit and $200 thousand of tax expense, respectively, arising from discrete items, primarily consisting of a stock-based compensation shortfall as a result of restricted stock award vesting during the period and the tax expense impact of a nondeductible regulatory matter incurred during the period.
The increase in income tax expense during the three and nine months ended September 30, 2021, as compared to the income tax expense in the same periods in 2020, was primarily related to an increase in overall net earnings attributable to GreenSky, Inc.'s economic interest in GS Holdings in 2021.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2021 and 2020 reflects income attributable to the Continuing LLC Members for the entire periods based on their weighted average ownership interest in GS Holdings, which was 57.6% and 60.4% for the three months ended September 30, 2021 and 2020, respectively, and 58.8% and 62.4% for the nine months ended September 30, 2021 and 2020, respectively.
Financial Condition Summary
Significant changes in the composition and balance of our assets and liabilities as of September 30, 2021 compared to December 31, 2020 were principally attributable to the following:
•a $94.2 million increase in cash and cash equivalents and a $55.5 million decrease in restricted cash. See "Liquidity and Capital Resources" in this Part I, Item 2 for further discussion of our cash flow activity;
•a $244.4 million decrease in loan receivables held for sale, net, primarily due to the sale of Warehouse Loan Participations previously purchased by the Warehouse SPV during the nine months ended September 30, 2021 as the company has implemented monthly and quarterly sales of whole loans and loan participations as an integral part of its funding diversification program;
•a $45.8 million decrease in the FCR liability primarily due to a decline in deferred interest loans in Bank Partner portfolios, primarily attributable to the diversification of our funding strategy and sales of loan participations. This activity is analyzed in further detail throughout this Part I, Item 2;
•a $17.4 million decrease in our financial guarantee liability primarily driven by (i) the credit performance of the Bank Partner portfolios in the first nine months of 2021 and (ii) the improvement in the forecasted credit performance of those portfolios relative to December 31, 2020. The decrease in the liability also reflects approximately $5.3 million in escrow payments funded during the period related to a Bank Partner that is no longer originating loans under the GreenSky program. There was no utilization of escrow by any Bank Partner that was originating loans under the GreenSky program during the nine months ended September 30, 2021;
•an increase in total equity of $101.0 million primarily due to: (i) net income of $98.6 million, (ii) share-based compensation of $11.8 million and (iii) other comprehensive income, net of tax of $3.6 million associated with our interest rate swap, partially offset by distributions of $15.6 million, which were primarily tax distributions; and
•a $224.6 million decrease in notes payable resulting from repayments of the Warehouse Facility.

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
Our principal source of liquidity is cash generated from operations. Our transaction fees are the most substantial source of our cash flows and follow a relatively predictable, short cash collection cycle. Our short-term liquidity needs primarily include setting aside restricted cash for Bank Partner escrow balances and interest payments on GS Holdings' Credit Facility, funding the portion of the Warehouse Loan Participations that is not financed by the Warehouse Facility, interest payments and unused fees on the Warehouse Facility, as defined and discussed in "–Borrowings–Term loan and revolving facility" and "–Borrowings–Warehouse Facility" within this Item 2, and sales facilitation obligations as discussed within this Item 2 and Note 3 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. Further, in the near term, we expect our capital expenditures to be small relative to our unrestricted cash and cash equivalents balance. We currently generate sufficient cash from our operations to meet these short-term needs. In addition, we expect to use cash for: (i) FCR liability settlements, which are not fully funded by the incentive payments we receive from our Bank Partners, but for which $51.1 million is held for certain Bank Partners in restricted cash as of September 30, 2021, and for payments under our financial guarantees (see Note 14 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion), and (ii) sales facilitation obligations (see Note 3 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion on our sales facilitation obligations). Our $100 million revolving loan facility is also available to supplement our cash flows from operating activities to satisfy our short-term liquidity needs.
The Warehouse Facility finances purchases by the Warehouse SPV of participations in loans originated through the GreenSky program. The Warehouse Facility provides committed financing of $555.0 million and provides financing for a significant portion of the principal balance of such participations, with the Company funding the remainder. Although the portion financed by the Warehouse Facility varies based on the composition of the pool of participations being purchased, we expect such portion to be approximately 84% on average. From time to time, the Company purchases participations in loans that have future funding obligations. Such future funding obligations will be funded by the Bank Partner that owns the loan; however, the Company is required to purchase a participation in the future funding amount, which the Company intends to finance through the Warehouse Facility at similar rates. As of September 30, 2021, the Warehouse SPV held $324.9 million of loan participations and the Warehouse Facility had an outstanding balance of $278.3 million. In addition, the Warehouse SPV conducts periodic sales of the loan participations and may in the future issue asset-backed securities to third parties, which sales or issuances would allow additional purchases to be financed at similar rates.
Our most significant long-term liquidity need involves the repayment of our term loan upon maturity in March 2025, which assuming no prepayments, will have an expected remaining unpaid principal balance of $444.6 million at that time, as well as the repayment of our revolving Warehouse Facility upon maturity in December 2023. Assuming no extended impact of the COVID-19 pandemic, we anticipate that our significant cash generated from operations will allow us to service these debt obligations. Should operating cash flows be insufficient for this purpose, we will pursue other financing options. We have not made any material commitments for capital expenditures other than those disclosed in the "Contractual Obligations" table in Part II, Item 7 of our 2020 Form 10-K, which did not change materially during the three and nine months ended September 30, 2021.

Significant Changes in Capital Structure
There were no significant changes in the Company's capital structure during the three and nine months ended September 30, 2021. During the nine months ended September 30, 2020, we established the Warehouse Facility and amended our 2018 Amended Credit Agreement.
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

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$300,854	$(430,492)
Net cash used in investing activities	$(11,311)	$(12,120)
Net cash provided by (used in) financing activities	$(250,840)	$435,278
Cash and cash equivalents and restricted cash totaled $506.4 million as of September 30, 2021, an increase of $38.7 million from December 31, 2020. Restricted cash, which had a balance of $264.4 million as of September 30, 2021 compared to a balance of $319.9 million as of December 31, 2020, is not available to us to fund operations or for general corporate purposes.
Our restricted cash balances as of September 30, 2021 and December 31, 2020 were comprised primarily of four components: (i) $162.9 million and $173.2 million, respectively, which represented the amounts that we have escrowed with Bank Partners as limited protection to the Bank Partners in the event of certain Bank Partner portfolio credit losses or in the event that the finance charges billed to borrowers do not exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses; (ii) $51.1 million and $84.6 million, respectively, which represented an additional restricted cash balance that we maintained for certain Bank Partners related to our FCR liability; (iii) $32.2 million and $27.7 million, respectively, which represented certain custodial in-transit loan funding and consumer borrower payments that we were restricted from using for our operations; and (iv) $18.2 million and $34.4 million, respectively, which represented temporarily restricted cash related to collections in connection with Warehouse Loan Participations (which is released from restrictions in accordance with the terms of the Warehouse Facility). The restricted cash balances related to our FCR liability and our custodial balances are not included in our evaluation of restricted cash usage, as these balances are not held as part of a financial guarantee arrangement. See Note 14 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information on our restricted cash held as escrow with Bank Partners.
Cash provided by (used in) operating activities
Nine Months Ended September 30, 2021. Cash flows provided by operating activities were $300.9 million during the nine months ended September 30, 2021. The largest source of operating cash flow for the nine months ended September 30, 2021 was a $240.5 million decrease in loan receivables held for sale as a result of completed sales in the period. Net income of $98.6 million and other working capital benefits also contributed as sources of operating cash flows. These were partially offset by the use of $45.8 million of cash related to previously billed finance charges that reversed in the period.
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
Cash used in investing activities
Detail of the cash used in investing activities is included below for each period indicated.

	Nine Months Ended September 30,
	2021	2020
Software	$10,668	$11,231
Computer hardware	348	658
Leasehold improvements	295	88
Furniture	—	143
Purchases of property, equipment and software	$11,311	$12,120
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
We had net cash used in financing activities of $250.8 million during the nine months ended September 30, 2021 compared to net cash provided by financing activities of $435.3 million during the same period in 2020. In the 2021 period, the cash used primarily related to net repayments on the Warehouse Facility as a result of sales of loan participations.
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
There was no amount outstanding under our revolving loan facility as of September 30, 2021, which is available to fund future needs of GS Holdings’ business. We had no amount drawn under available letter of credit as of September 30, 2021.
Warehouse Facility
On May 11, 2020, the Warehouse SPV entered into the Warehouse Facility to finance purchases by the Warehouse SPV of 100% participation interests in loans originated through the GreenSky program. The Warehouse Facility initially provided a revolving committed financing of $300.0 million, and an uncommitted $200.0 million accordion that was accessed in July 2020.
On December 18, 2020, the Warehouse Facility was amended ("Amended Warehouse Facility") to increase the amount of the Warehouse Facility’s revolving commitment from $300.0 million to $555.0 million, including $500.0 million under the Class A commitment and $55.0 million under the Class B commitment. With the addition of the Class B commitment, the advance rate under the Warehouse Facility has generally been approximately 84% (on average) of the principal balance of the purchased participations.
As of September 30, 2021, the outstanding balance on the Warehouse Facility was $278.3 million. The Warehouse Facility is secured by the loan participations held by the Warehouse SPV, and Warehouse Facility Lenders do not have direct recourse to the Company for any loans made under the Warehouse Facility.
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
Tax Receivable Agreement
Our purchase of Holdco Units from the Exchanging Members using a portion of the net proceeds from the IPO, our acquisition of the equity of certain of the Former Corporate Investors, and exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement (as such terms are defined in Note 1 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 and in the 2020 Form 10-K) have resulted and any future exchanges are expected to result in increases in our allocable tax basis in the assets of GS Holdings. These increases in tax basis are expected to increase (for tax purposes) depreciation and amortization deductions allocable to us and, therefore, reduce the amount of tax that we otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent tax basis is allocated to those assets.
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
As a condition to the Merger Agreement, the Company and certain beneficiaries party to the TRA were required to enter into an amendment to the TRA (the “TRA Amendment”), which TRA Amendment provided that no payments under the TRA will be made following or as a result of the consummation of the Mergers.
For further information on the TRA, please refer to our 2020 Form 10-K.
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
Critical Accounting Policies and Estimates
The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition as disclosed in our Management's Discussion and Analysis of Financial Condition and Results of Operations as filed in our 2020 Form 10-K include those related to our accounting for finance charge reversals, servicing assets and liabilities, financial guarantees, income taxes and loan receivables held for sale. In the preparation of our Unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2021, there have been no significant changes to the accounting policies and estimates related to our accounting for finance charge reversals, servicing assets and liabilities, income taxes and loan receivables held for sale.
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
Loan receivables held for sale. Changes in United States interest rates affect the interest earned on our cash and cash equivalents and could impact the market value of loan receivables held for sale. A hypothetical 100 basis points increase in interest rates may have resulted in a decrease of $3.5 million and $5.9 million in the carrying value of our loan receivables held for sale as of September 30, 2021 and December 31, 2020, respectively. Alternatively, a 100 basis points decrease in interest rates would not have impacted the reported value of our loan receivables held for sale, as they are carried at the lower of cost or fair value.
Term loan. Interest rate fluctuations expose our variable-rate term loan, which consisted of our $400.0 million term loan under our 2018 Amended Credit Agreement, and our $75.0 million term loan under our 2020 Amended Credit Agreement, to changes in interest expense and cash flows. In June 2019, we entered into a four-year interest rate swap agreement that effectively converted interest payments on $350.0 million of our variable-rate term loan under our 2018 Amended Credit Agreement, to a fixed-rate basis, thus mitigating the impact of interest rate changes on future interest expense. The term loan has a maturity date of March 29, 2025. Based on an outstanding principal balance of $460.1 million as of September 30, 2021, and accounting for our scheduled quarterly principal balance repayments, a hypothetical 100 basis point increase in the one-month LIBOR rate would result in an increase in annualized interest expense, net of the effects of our interest rate swap, of $1.1 million.
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
Warehouse Facility. Our variable-rate Warehouse Facility, which provides a revolving committed financing of $555.0 million, including $500.0 million under the Class A commitment and $55.0 million under the Class B commitment, is exposed to the risk of interest rate fluctuation. The revolving funding period of the Warehouse Facility expires on December 17, 2021 and the maturity date is December 17, 2023. Based on the outstanding principal balance of $278.3 million as of September 30, 2021, a hypothetical 100 basis point increase in the commercial paper conduit funding rate would result in an increase in annualized interest expense of $2.8 million. The Warehouse SPV entered into a $555.0 million notional amortizing interest rate cap to protect against changes in cash flows attributable to interest rate risk on the variable-rate Warehouse Facility to the extent three-month LIBOR exceeds 2.5%. The interest rate cap applicable to the Warehouse Facility has a maturity date of December 18, 2023.
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
Loans in our Bank Partners' Portfolios. Our Bank Partners own and bear substantially all of the credit risk on their wholly-owned loan portfolios. On behalf of our Bank Partners as part of our obligation as the loan servicer, we try to mitigate portfolio credit losses through our collection efforts on past due amounts. For loans wholly owned by our Bank Partners, our credit risk exposure impacts the amount of incentive payments and, therefore, the amount of fair value change in FCR liability, as well as any potential financial guarantee payments. Restricted cash was set aside in escrow with our Bank Partners at a weighted average target rate of 2.20% of the total outstanding loan balance as of September 30, 2021. As of September 30, 2021, the financial guarantee liability associated with our escrow arrangements recognized in accordance with ASU 2016-13 represents over 70% of the contractual escrow that we have established with each Bank Partner.
Based on our incentive payments received during the three months ended September 30, 2021 and 2020, and holding all other inputs constant (namely, the size of our loan servicing portfolio and settlement activity), a hypothetical 100 basis point increase in loan servicing portfolio credit losses would result in increases of $15.6 million and $18.7 million, respectively, in the fair value of our FCR liability. Similarly, for the nine months ended September 30, 2021 and 2020, a hypothetical 100 basis point increase in loan servicing portfolio credit losses would result in increases of $40.9 million and $57.9 million, respectively, in the fair value of our FCR liability. Further, such an increase in credit losses would cause us to incur additional financial guarantee expense of $2.7 million and $2.2 million during the three months ended September 30, 2021 and 2020, respectively, and $13.7 million and $7.4 million during the nine months ended September 30, 2021 and 2020, respectively.
Loan receivables held for sale. We bear all of the credit risk associated with the loan receivables that we hold for sale. This portfolio was highly diversified across 35,601 and 61,142 consumer loan receivables as of September 30, 2021 and December 31, 2020, respectively, without significant individual exposures. Based on our $327.0 million and $571.4 million loan receivables held for sale balance as of September 30, 2021 and December 31, 2020, respectively, a hypothetical 100 basis point increase in portfolio credit losses would result in lower annualized earnings of $3.3 million and $5.7 million, respectively.
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
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2021, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to information set forth in this report, you should carefully review and consider the risk factors discussed in "Part 1, Item 1A. Risk Factors" of our 2020 Form 10-K, which set forth information relating to important risks and uncertainties that could materially adversely affect our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our Class A common stock could decline, and you could lose part or all of your investment. In addition, our business, reputation, revenue, financial condition, results of operations and future prospects also could be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. There have been no material changes to the risk factors previously disclosed in our 2020 Form 10-K, except as follows.
Risks Related to Proposed Merger
On September 14, 2021, GreenSky, Inc. and GS Holdings entered into the Merger Agreement with Goldman Sachs and Goldman Sachs Bank. The Merger Agreement provides that the Company will become an indirect wholly-owned subsidiary of Goldman Sachs.
There are a number of risks and uncertainties relating to the Mergers. Because of these risks and uncertainties, we have supplemented the risk factors previously disclosed in our 2020 Form 10-K to add the below risk factors. For more information regarding the Mergers, GreenSky stockholders are encouraged to read the preliminary proxy statement / prospectus filed on Form S-4 by Goldman Sachs on October 21, 2021 (the "Preliminary Proxy Statement / Prospectus").
Because the exchange ratio pursuant to the Merger Agreement is fixed and the market price of Goldman Sachs common stock has fluctuated and will continue to fluctuate, GreenSky stockholders cannot be sure of the value of the consideration they will receive upon completion of the Mergers or the value of the GreenSky Common Stock they will give up.
Upon completion of the Mergers, (i) each share of Class A common stock, par value $0.01 per share, of the Company outstanding immediately prior to the Mergers (the “Class A Common Stock”) (except for shares of Class A Common Stock held by GreenSky as treasury stock or by Goldman Sachs, Goldman Sachs Bank, Merger Sub 1 or Merger Sub 2, which will be cancelled without consideration) will automatically be converted into the right to receive 0.03 shares of common stock, par value $0.01 per share, of Goldman Sachs (the “Merger Consideration”); (ii) each share of Class B common stock, $0.001 per share, of the Company (the “Class B Common Stock” and, together with the Class A Common Stock, the “GreenSky Common Stock”) will be automatically deemed transferred to the Company and cancelled for no consideration; and (iii) each common unit of GS Holdings (the “Common Units”) will be converted into the right to receive the Merger Consideration (other than Common Units that are owned by the Company, which will be converted into an equal number of limited liability company interests in Merger Sub 2). Because the exchange ratio is fixed, the value of the Merger Consideration will depend on the market price of Goldman Sachs common stock at the time the Mergers are completed.
The value of the Merger Consideration has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate from the date of this filing to the date of the GreenSky special meeting at which GreenSky stockholders will vote on the Merger Agreement and the date on which the Mergers are completed and thereafter. Accordingly, at the time of the GreenSky special meeting, GreenSky stockholders will not know or be able to determine the market value of the Merger Consideration they will receive upon completion of the Mergers. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Goldman Sachs’s and GreenSky’s respective businesses, operations and prospects, market assessments of the likelihood that the Mergers will be completed, the timing of the Mergers and regulatory considerations. Many of these factors are beyond Goldman Sachs’s and GreenSky’s control. You are urged to obtain current market quotations for Goldman Sachs’s common stock traded on the NYSE (trading symbol “GS”) and GreenSky’s Class A Common Stock traded on the NASDAQ (trading symbol “GSKY”).
The market price of Goldman Sachs common stock after the Mergers may be affected by factors different from those affecting the market price of GreenSky Class A Common Stock.
Upon completion of the Mergers, holders of shares of GreenSky Common Stock will become holders of shares of Goldman Sachs common stock. The business of Goldman Sachs differs from that of GreenSky in important respects; accordingly, the results of operations of Goldman Sachs after the Mergers, as well as the market price of Goldman Sachs common stock, may be affected by factors different from those currently affecting the results of operations of GreenSky. For further information on the respective businesses of Goldman Sachs and GreenSky and certain factors to consider in connection with those businesses, see the documents incorporated by reference into the Preliminary Proxy Statement / Prospectus and referred to in the “Where You Can Find More Information” section of the same document. Additionally, the market price of Goldman Sachs common stock may fluctuate significantly following completion of the Mergers, and holders of GreenSky Common Stock could lose the value of their investment in Goldman Sachs common stock. The issuance of shares of Goldman Sachs common stock in the Mergers could on its own have the effect of depressing the market price for Goldman Sachs common stock. In addition, many GreenSky stockholders may decide not to hold the shares of Goldman Sachs common stock they receive as a result of the Mergers. Other GreenSky stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of Goldman Sachs common stock they receive as a result of the Mergers. Any such sales of Goldman Sachs common stock could have the effect of depressing the market price for Goldman Sachs common stock. Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, the Goldman Sachs common stock, regardless of Goldman Sachs’s actual operating performance.
After completion of the Mergers, Goldman Sachs may fail to realize the anticipated benefits of the Mergers, which could adversely affect the value of Goldman Sachs common stock.
The success of the Mergers will depend, in significant part, on Goldman Sachs’s ability to realize the anticipated benefits from combining the businesses of Goldman Sachs and GreenSky. The ability of Goldman Sachs to realize these anticipated benefits is subject to certain risks, including, among others:
•Goldman Sachs’s ability to successfully combine the businesses of Goldman Sachs and GreenSky;
•whether the combined business will perform as expected;
•the possibility that Goldman Sachs paid more for GreenSky than the value Goldman Sachs will derive from the acquisition; and
•the assumption of known and unknown liabilities of GreenSky.
If Goldman Sachs is not able to successfully combine the businesses of Goldman Sachs and GreenSky within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Mergers may not be realized fully, or at all, or may take longer to realize than expected, the combined business may not perform as expected and the value of the Goldman Sachs common stock (including the Merger Consideration) may be adversely affected.
Goldman Sachs and GreenSky have operated and, until completion of the Mergers, will continue to operate, independently, and there is no assurance that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Goldman Sachs or GreenSky employees, the loss of merchants and/or customers, the disruption of either company’s or both companies’ ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations of Goldman Sachs and GreenSky in order to realize the anticipated benefits of the Mergers so the combined business performs as expected:

•combining certain of the companies’ operations, financial, reporting and corporate functions;
•integrating the companies’ technologies;
•integrating and unifying product offerings and services;
•identifying and eliminating redundant and underperforming functions and assets;
•harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•maintaining existing agreements with commercial counterparties and avoiding delays in entering into new agreements with prospective commercial counterparties;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating the companies’ administrative and information technology infrastructure;
•coordinating sales, distribution and marketing efforts; and
•coordinating geographically dispersed organizations.
In addition, at times, the attention of certain members of either company’s or both companies’ management and resources may be focused on completion of the Mergers and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and the business of the combined company.
GreenSky may have difficulty attracting, motivating and retaining executives and other employees in light of the Mergers.
Uncertainty about the effect of the Mergers on GreenSky employees may impair GreenSky’s ability to attract, retain and motivate personnel prior to and following the Mergers. Employee retention may be particularly challenging during the pendency of the Mergers, as employees of GreenSky may experience uncertainty about their future roles with the combined business. If employees of GreenSky depart, the integration of the companies may be more difficult and the combined business following the Mergers may be harmed, and the anticipated benefits of the Mergers may be adversely affected.
Completion of the Mergers is subject to many conditions and if these conditions are not satisfied or waived, the Mergers will not be completed.
The obligation of each party to the Merger Agreement to complete the Mergers is subject to the satisfaction (or, to the extent permitted by applicable law, waiver) of a number of conditions, including, among others: (i) the affirmative vote of the holders of a majority of the shares of GreenSky Common Stock outstanding and entitled to vote at the GreenSky special meeting approving and adopting the Merger Agreement; (ii) certain governmental filings and/or approvals having been made, obtained or received (or the waiting periods with respect thereto having expired or been terminated), as applicable (without the imposition of a Materially Burdensome Regulatory Condition (as defined in the Merger Agreement)); (iii) approval for listing on the NYSE of the shares of Goldman Sachs Common Stock to be issued in the Mergers, subject to official notice of issuance; and (iv) the absence of any judgment or law issued by any governmental entity enjoining or otherwise prohibiting the consummation of the Mergers. There is no assurance that the conditions to the closing of the Mergers will be satisfied or waived or that the Mergers will be completed. See “Risk Factors—Failure to complete the Mergers could negatively impact the stock price and the future business and financial results of GreenSky.”
In order to complete the Mergers, Goldman Sachs and GreenSky must make certain governmental filings and obtain certain governmental authorizations, and if such filings and authorizations are not made or granted or are granted with conditions to the parties, the closing of the Mergers may be jeopardized or the anticipated benefits of the Mergers could be reduced.
The closing of the Mergers is conditioned upon obtaining certain required governmental authorizations, including the approval of the New York Department of Financial Services. Although Goldman Sachs and GreenSky have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the required governmental authorizations, as the case may be, there is no assurance that the relevant waiting periods will expire or that the relevant authorizations will be obtained. In addition, the governmental authorities from which these authorizations must be obtained have broad discretion in administering the governing regulations. Adverse developments in Goldman Sachs’s or GreenSky’s regulatory standing or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally could affect whether and when required governmental authorizations are granted. As a condition to authorization of the Mergers, governmental authorities may impose requirements, limitations or costs or place restrictions on the conduct of Goldman Sachs’s business after completion of the Mergers. There is no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying the closing of the Mergers or imposing additional material costs on or materially limiting the revenues of the combined company following the Mergers or otherwise adversely affecting Goldman Sachs’s business and results of operations after completion of the Mergers. In addition, there is no assurance that these terms, obligations or restrictions will not result in the delay or abandonment of the Mergers.
GreenSky’s business relationships may be subject to disruption due to uncertainty associated with the Mergers.
Parties with which GreenSky does business may experience uncertainty associated with the Mergers, including with respect to current or future business relationships with GreenSky or the combined business. GreenSky’s business relationships may be subject to disruption as parties with which GreenSky does business may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than GreenSky or the combined business. These disruptions could have an adverse effect on the financial condition, results of operations or prospects of the combined business, including an adverse effect on the ability to realize the anticipated benefits of the Mergers. The risk, and adverse effect, of such disruptions could be exacerbated by a delay in completion of the Mergers or termination of the Merger Agreement.
The Merger Agreement limits GreenSky’s ability to pursue alternatives to the Mergers and may discourage other companies from trying to acquire GreenSky for greater consideration than what Goldman Sachs has agreed to pay pursuant to the Merger Agreement.
The Merger Agreement contains provisions that make it more difficult for GreenSky to sell its business to a party other than Goldman Sachs. These provisions include a general prohibition on GreenSky soliciting any acquisition proposal or offer for a competing transaction. Further, subject to certain exceptions, the GreenSky board of directors will not withdraw or modify in a manner adverse to Goldman Sachs the recommendation of the GreenSky board of directors in favor of the approval and adoption of the Merger Agreement, and Goldman Sachs generally has a right to match any competing acquisition proposals that may be made. Notwithstanding the foregoing, at any time prior to the approval and adoption of the Merger Agreement by GreenSky stockholders, the GreenSky board of directors is permitted to withdraw or modify in a manner adverse to Goldman Sachs the recommendation of the GreenSky board of directors in favor of the approval and adoption of the Merger Agreement in certain circumstances if it determines in good faith that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties under applicable law. In certain circumstances, upon termination of the Merger Agreement, GreenSky will be required to pay a termination fee of $75 million to Goldman Sachs. To the extent that such fee is not promptly paid by GreenSky when due, it will also be required to pay any reasonable and documented costs and expenses (including reasonable legal fees and expenses) incurred by the Goldman Sachs in connection with legal action taken to enforce the Merger Agreement that results in a judgment for such amount against GreenSky, together with interest on the unpaid fee.
While both GreenSky and Goldman Sachs believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, the restrictions, including the added expense of the $75 million termination fee that may become payable by GreenSky to Goldman Sachs in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of GreenSky from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the consideration payable in the Mergers pursuant to the Merger Agreement.
Failure to complete the Mergers could negatively impact the stock price and the future business and financial results of GreenSky.

Without realizing any of the benefits it would have realized had it completed the Mergers, GreenSky would be subject to a number of risks, including the following, if the Mergers are not completed:
•GreenSky may experience negative reactions from the financial markets, including in regard to its stock price;
•GreenSky may experience negative reactions from its Bank Partners and other funding sources, customers, merchants, regulators and employees;
•GreenSky will be required to pay certain costs relating to the Mergers, whether or not the Mergers are completed;
•the Merger Agreement places certain restrictions on the conduct of GreenSky’s business prior to completion of the Mergers, and such restrictions, the waiver of which is subject to the written consent of Goldman Sachs (in certain cases not to be unreasonably withheld, conditioned or delayed), and subject to certain exceptions and qualifications, may prevent GreenSky from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Mergers that GreenSky would have made, taken or pursued if these restrictions were not in place; and
•matters relating to the Mergers (including integration planning) will require substantial commitments of time and resources by GreenSky management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to GreenSky as an independent company.
There is no assurance that the risks described above will not materialize. If any of such risks materializes, it may materially and adversely affect GreenSky’s business, financial condition, financial results, ratings and stock price. In addition, GreenSky could be subject to litigation related to any failure to complete the Mergers or related to any enforcement proceeding commenced against GreenSky to perform its obligations under the Merger Agreement. If the Mergers are not completed, these risks may materialize and may adversely affect GreenSky’s businesses, financial condition, financial results, ratings and stock price.
The shares of Goldman Sachs common stock to be received by GreenSky stockholders upon completion of the Mergers will have different rights from shares of GreenSky Common Stock.
Upon completion of the Mergers, GreenSky stockholders will no longer be stockholders of GreenSky but will instead become stockholders of Goldman Sachs. GreenSky stockholders’ rights as stockholders will continue to be governed by Delaware law but the terms of the Goldman Sachs certificate of incorporation and the Goldman Sachs bylaws are in some respects materially different than the terms of the GreenSky certificate of incorporation and the GreenSky bylaws, which currently govern the rights of GreenSky stockholders. For further information, see "Comparison of Equityholder Rights" in the Preliminary Proxy Statement / Prospectus.
After the Mergers, GreenSky stockholders will have a significantly lower ownership and voting interest in Goldman Sachs than they currently have in GreenSky and will exercise less influence over management.
Immediately following completion of the Mergers, GreenSky stockholders will have a significantly lower ownership and voting interest in Goldman Sachs than they currently have in GreenSky. Consequently, former GreenSky stockholders will have less influence over the management and policies of Goldman Sachs than they currently have over the management and policies of GreenSky.
Stockholder litigation could prevent or delay the completion of the Mergers or otherwise negatively impact the business and operations of Goldman Sachs and GreenSky.
Transactions like the Mergers are frequently the subject of litigation or other legal proceedings, including actions alleging that either parties’ board of directors breached their respective duties to their stockholders by entering into a merger agreement, by failing to obtain a greater value in a transaction for their stockholders or any other claims (contractual or otherwise) arising out of a merger or the transactions related thereto. Stockholders of Goldman Sachs and/or GreenSky may file lawsuits against GreenSky, Goldman Sachs and/or the directors and officers of either company in connection with the Mergers. One of the conditions to the closing is that no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the Mergers or any of the other transactions contemplated by the Merger Agreement be in effect.

If any plaintiff were successful in obtaining an injunction prohibiting Goldman Sachs or GreenSky from consummating the Mergers or any of the other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Mergers and could result in significant costs to Goldman Sachs and/or GreenSky, including any cost associated with the indemnification of directors and officers of each company. Goldman Sachs and GreenSky may incur costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the Mergers. Such litigation could have an adverse effect on Goldman Sachs’s or GreenSky’s ability to consummate the Mergers or on their respective financial condition, results of operations and growth prospects, including through the possible diversion of either company’s resources or distraction of key personnel.
Goldman Sachs and GreenSky will incur significant costs in connection with the Mergers.
Goldman Sachs and GreenSky expect to incur a number of non-recurring costs associated with the Mergers and combining the operations of the two companies. The significant, non-recurring costs associated with the Mergers include, among others, fees and expenses of financial advisors and other advisors and representatives, certain employment-related costs relating to employees of GreenSky, filing fees due in connection with filings required under the HSR Act and filing fees and printing and mailing costs for the proxy statement/prospectus. Certain of these costs have already been incurred or may be incurred regardless of whether the Mergers are completed, including a portion of the fees and expenses of financial advisors and other advisors and representatives and filing fees. Goldman Sachs also will incur transaction fees and costs related to formulating and implementing integration plans with respect to the two companies. Goldman Sachs continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Mergers and the integration of the two companies’ businesses.
The Mergers may not be accretive, and may be dilutive, to Goldman Sachs’s earnings per share, which may negatively affect the market price of Goldman Sachs common stock following completion of the Mergers.
In connection with the completion of the Mergers, Goldman Sachs expects to issue additional Goldman Sachs common stock. The issuance of new Goldman Sachs common shares could have the effect of depressing the market price of Goldman Sachs common stock. Any dilution of Goldman Sachs’s earnings per share could cause the price of shares of Goldman Sachs common stock to decline or grow at a reduced rate.
The future results of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following completion of the Mergers.
Following completion of the Mergers, the size of the combined company’s business will be larger than the current size of either Goldman Sachs’s business or GreenSky’s business. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to implement an effective integration of the two companies and its ability to manage a combined business with larger size and scope with the associated increased costs and complexity. There is no assurance that the management of the combined company will be successful or that the combined company will realize the expected benefits currently anticipated from the Mergers.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our purchases of our Class A common stock during the three months ended September 30, 2021. See Note 11 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for additional discussion of our Class A common stock repurchases.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)
July 1, 2021 through July 31, 2021	6,310	$5.56
August 1, 2021 through August 31, 2021	8,560	$6.38
September 1, 2021 through September 30, 2021	63,208	$8.02
Total	78,078
(1)For the periods presented, represents shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form
2.1#	Agreement and Plan of Merger, dated as of September 14, 2021, by and among The Goldman Sachs Group, Inc., Goldman Sachs Bank USA, GreenSky, Inc. and GreenSky Holdings, LLC	8-K
10.1*	Second Amendment to Second Amended and Restated Operating Agreement of GreenSky Holdings, LLC, dated September 14, 2021
10.2*	Amendment No. 1to the Tax Receivable Agreement, dated July 27, 2021
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
The following financial information from GreenSky, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 (unaudited), (iv) Condensed Consolidated Statements of Changes in Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited), and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

GREENSKY, INC.

November 4, 2021	By	/s/ David Zalik
David Zalik Chief Executive Officer and Chairman of the Board of Directors

GREENSKY, INC.

November 4, 2021	By	/s/ Andrew Kang
Andrew Kang Executive Vice President and Chief Financial Officer