Form 10-K
period 2021-12-31
GreenSky, Inc.
filed 2022-03-11
CIK 1712923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of the voting and non-voting common equity of the Registrant held by nonaffiliates as of June 30, 2021: $398,228,173
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding as of March 8, 2022
Class A, $0.01 par value (1)	131,139,576
Class B, $0.001 par value (2)	52,941,081
(1) Includes 4,498,028 shares of unvested Class A common stock awards.
(2) Includes 136,442 shares of Class B common stock associated with unvested GreenSky Holdings, LLC units.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement related to the Proposed Merger filed on November 9, 2021 are incorporated by reference in Part III.

GreenSky, Inc.
FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. These forward-looking statements reflect our current views with respect to, among other things, the following: the proposed acquisition of GreenSky and the anticipated timing, results and benefits thereof; our operations; our financial performance; growth prospects; the Company’s ability to retain existing, and attract new merchants and Bank Partners or other funding sources, including the risk that one or more Bank Partners do not renew or reduce their funding commitments; our continued sales of loan participations or future sales of asset-backed securities; lifetime cost of funds associated with loan and loan participation sales; our funding capacity; the percentage of financing provided under the Warehouse Facility; cash payments required under the financial guarantee arrangements; the launch and performance of new products; the adaptability of our platform to additional industry verticals and origination channels; the extent and duration of the COVID-19 pandemic and its impact on the Company, its Bank Partners and merchants, GreenSky program borrowers, loan demand (including, in particular, for elective healthcare procedures), legal and regulatory matters, consumers' ability or willingness to pay, information security and consumer privacy, the capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for our products; and our ability to mitigate or manage disruptions to our business posed by the pandemic. You generally can identify these statements by the use of words such as “outlook,” “potential,” “continue,” “may,” “seek,” “approximately,” “predict,” “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions or the negative versions of these words or comparable words, as well as future or conditional verbs such as “will,” “should,” “would,” “likely” and “could.” These statements may be found under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part I, Item 1A “Risk Factors” of this Form 10-K. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I
ITEM 1. BUSINESS
Pending Merger
On September 14, 2021, GreenSky, Inc. and GreenSky Holdings, LLC ("GS Holdings") entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Goldman Sachs Group, Inc., a Delaware corporation (“Goldman Sachs”), and Goldman Sachs Bank USA, a bank organized under the laws of the State of New York and wholly owned subsidiary of Goldman Sachs (“Goldman Sachs Bank”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (a) Goldman Sachs Bank will establish a new wholly owned subsidiary, which will be a Delaware limited liability company (“Merger Sub 1”), and GreenSky, Inc. will be merged with and into Merger Sub 1 (the “Company Merger”), with Merger Sub 1 surviving the Company Merger as a wholly owned subsidiary of Goldman Sachs Bank (“Surviving LLC 1”), and (b) Goldman Sachs Bank will establish a new wholly owned subsidiary, which will be a Georgia limited liability company (“Merger Sub 2”), and Merger Sub 2 will be merged with and into GS Holdings (the “Holdings Merger” and, together with the Company Merger, the “Mergers”), with GS Holdings surviving the Holdings Merger as a subsidiary of Goldman Sachs Bank and Merger Sub 1 (“Surviving LLC 2”). Consummation of the Mergers is subject to the receipt of required regulatory approvals and satisfaction of other customary closing conditions. As a condition to Goldman Sachs’s entry into the Merger Agreement, the Company and certain beneficiaries party to the Tax Receivable Agreement, dated as of May 23, 2018 (the “TRA”), by and among the Company, GS Holdings, GreenSky, LLC and the blocker corporations and beneficiaries party thereto, were required to enter into an amendment to the TRA (the "TRA Amendment"), which amendment provided that no payments under the TRA will be made following or as a result of the consummation of the Mergers.
Organization
GreenSky, Inc. was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an initial public offering ("IPO") of its Class A common stock and certain Reorganization Transactions, in order to carry on the business of GreenSky, LLC (“GSLLC”), a Georgia limited liability company. GSLLC is an operating entity and wholly-owned subsidiary of GS Holdings. GS Holdings, a holding company with no operating assets or operations other than its equity interest in GSLLC, was organized to serve as a holding company for GSLLC. On August 24, 2017, GS Holdings acquired a 100% interest in GSLLC. The equity of GS Holdings is owned partially by GreenSky, Inc. and partially by certain pre-IPO equity owners of GS Holdings. Common membership interests of GS Holdings are referred to as "Holdco Units." On May 24, 2018, the Company's Class A common stock commenced trading on the Nasdaq Global Select Market in connection with its IPO. See Note 1 to the Consolidated Financial Statements in Part II, Item 8 for a detailed discussion of the Reorganization Transactions, as defined in that footnote, and the IPO.
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
Company Overview
GreenSky is a leading U.S.-based technology company enabling frictionless promotional financing at the point of sale for a growing ecosystem of merchants, consumers and Bank Partners. Our Company was founded on the idea that payment, credit and commerce could be enhanced using technology delivered via an elegant user experience. We believe payment and credit can be an asset that empowers and enables commerce, not a distraction or impediment. Our mission is to help businesses grow and delight their customers. For specific key developments and results during the year ended December 31, 2021, see "Executive Summary–2021 Developments" and "Executive Summary–2021 Results" in Part II, Item 7.
The way in which we conduct our business is guided by our core values:
Our business model, built upon repeat and growing usage by merchants, allows us to generate recurring revenues with limited customer acquisition and marketing costs, resulting in attractive unit economics and strong margins. We derive most of our revenue and profitability from upfront transaction fees that merchants pay us every time they facilitate a transaction using our platform. Thus, our profitability is strongly correlated with merchant transaction volume. The transaction fee rate depends on the terms of financing underlying the consumer loans. In addition, we receive servicing fees on the loan portfolios we service for our Bank Partners and share, indirectly, in the excess profitability, if any, of the loan portfolios we facilitate for our Bank Partners. Since 2020, we have facilitated sales of participation interests in loans and whole loans originated by our Bank Partners under the GreenSky program. We receive servicing fees on participated loans, where a Bank Partner retains the loan and servicing rights and we service the participated loans for the Bank Partner. Our loan receivables held for sale are loan participations that we purchased, which are primarily expected to be sold to institutional investors, financial institutions and other capital markets investors or to Bank Partners.

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
•Facilitation of larger purchases. By allowing merchants to market to their customers by focusing on the monthly cost of their purchases rather than the one-time upfront cash outlays, consumers are able to better budget for purchases that are larger than they might otherwise make in the absence of financing.

•Preservation of revolving credit availability. Rather than utilizing revolving credit for large purchases, resulting in the reduction of available credit lines, the loans we facilitate preserve credit card availability for everyday purchases.
Bank Partners. Bank Partners in our ecosystem have access to our proprietary technology solution and merchant network, enabling them to build a diversified nationwide portfolio of high-quality consumer loans with attractive risk-adjusted yields. Our platform delivers significant loan volume, while requiring minimal upfront investment by our Bank Partners. Furthermore, our program is designed to adhere to the regulatory and compliance standards of our Bank Partners, building their confidence in us and allowing them to outsource both loan facilitation and servicing functions to us. The value proposition to our Bank Partners includes:
•Consumer credit exposure at attractive risk-adjusted yields. We believe loans originated on our platform offer strong net interest margin, credit performance and duration characteristics relative to financing institutions' other unsecured consumer lending opportunities.
•Nationally diversified, small-balance loans. While many of our Bank Partners may traditionally focus on lending opportunities within their geographic footprints, our platform enables them to originate loans in all 50 states, with an average loan size of approximately $11,000 during the year ended December 31, 2021, thus creating an efficient mechanism to aggregate a granular, diversified national portfolio.
•Access to our proprietary technology and merchant network. We have built and continually refine our technology platform to deliver significant value to merchants and consumers. We also cultivate strong relationships with "Sponsors" and merchants. "Sponsors" refers to manufacturers, their captive and franchised operations, and trade associations with which we partner to source prospective merchants. We believe our Bank Partners would require significant time and investment to build such a technology solution and merchant network themselves.
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
•Paperless application and documentation environment. Our platform populates applications using a mobile device’s location data and a scan of the consumer’s driver's license, eliminating unnecessary effort. Once the application is approved, a digital loan agreement is delivered in real time, generally back to the same mobile device. The consumer accepts the terms of the agreement through electronic signature, eliminating the need for a physical signature.
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
•Automated regulatory compliance and customer protection mechanism. During the underwriting process, our systems instantly check applicants against national databases designed to identify and prevent potential fraud, money laundering and other “red flags.” We have also developed technology to provide additional consumer protections through automated verifications.
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
For additional information regarding some of the risks relating to our intellectual property, see Part I, Item 1A "Risk Factors."
Competition
The consumer credit and payments market is highly fragmented, rapidly evolving, subject to regulatory scrutiny and oversight and highly competitive. We face competition from a diverse landscape of consumer lenders, including banks, credit unions and credit card issuers, as well as alternative technology-enabled lenders. Many of our credit and payment competitors are (or are affiliated with) financial institutions with the capacity to hold loans on their balance sheets, increasing the potential profitability of individual consumer relationships. Some of these competitors offer a broader suite of products and services than we do, including retail banking solutions, credit and debit cards and loyalty programs.
We compete for merchants based on a number of key product features, including price, simplicity of loan terms, promotional terms, a borrower's ease in applying, merchant fees, user experience and time-to-funding. Our existing core unsecured term loan products face competition primarily from home equity lines of credit and general-purpose revolving credit cards. Consumers can access these alternatives through a range of traditional and technology-enabled sources. We expect competition to continue to increase as many traditional, large-scale consumer lenders are investing in technology to streamline loan application and funding processes. We also expect to face additional competition from current competitors or others who embrace new technologies to significantly change the consumer credit and payment industry. Additionally, traditional banks have acquired technology-enabled platforms to scale their consumer loan origination platforms.
Seasonality
Our business is generally subject to seasonality in consumer spending and payment patterns. While the patterns we have historically observed have been somewhat disrupted by COVID-19, we expect seasonality to continue. Given that our home improvement vertical is the most significant contributor to our overall revenue, our revenue generally is higher during the second and third quarters of the year as the weather improves, the residential real estate market becomes more active and consumers begin home improvement projects. During these periods, we tend to experience increased loan applications and, in turn, transaction volume. Conversely, our revenue generally slows during the first and fourth quarters of the year, as consumer spending on home improvement projects tends to slow leading up to the holiday season and through the winter months. As a result, the volume of loan applications and transactions also tends to slow during these periods. The elective healthcare vertical is susceptible to seasonality during the fourth quarter of the year, as licensed healthcare providers take more vacation time around the holiday season. During this period, the volume of elective healthcare procedures and our resulting revenue tend to slow relative to other periods throughout the year. Our seasonality trends may vary in the future as we introduce our program to new industry verticals and become less concentrated in the home improvement industry.
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
Significant Customers
Our top ten merchants (including certain groups of affiliated merchants) accounted for an aggregate of 29% of our total revenue during the year ended December 31, 2021. The Home Depot is our most significant single merchant, followed by affiliates of Renewal by Andersen, our largest Sponsor, which affiliates include Andersen Corporation-owned licensed dealers and independently-owned and operated Renewal by Andersen licensed dealers. We expect to have significant concentration in our largest merchant relationships for the foreseeable future. In the event that (i) The Home Depot or one or more of our other significant merchants, or groups of merchants, or (ii) Renewal by Andersen or one or more of our other significant Sponsors, and their dealers, terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the GreenSky program likely would decline, which would materially adversely affect our business and, in turn, our revenue.
Human Capital
As of December 31, 2021, GreenSky had 992 full-time employees, with substantially all employees located in metropolitan Atlanta, Georgia, Mooresville, North Carolina or remotely across the country. Our sales force is mainly remote across the country. We also engage temporary employees and consultants as needed to support our operations. None of our employees are represented by a labor union, and we consider our relationships with our employees to be good.
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
On the Investor Relations section of our website, we webcast any earnings calls and certain events that we participate in or host with members of the investment community. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases. Further corporate governance information, including our board committee charters, code of business conduct and ethics and corporate governance guidelines, is also available on our Investor Relations website under the heading "Corporate Governance."
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
Risk Factors Summary
We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•our proposed merger with Goldman Sachs may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the merger;
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
•cyber attacks, security breaches or other disruptions in the operation of our computer systems and third-party data centers; and
•the control of us by the owners of Class B common stock.

Risks Related to Proposed Merger
On September 14, 2021, GreenSky, Inc. and GS Holdings entered into the Merger Agreement with Goldman Sachs and Goldman Sachs Bank. The Merger Agreement provides that the Company will become an indirect wholly-owned subsidiary of Goldman Sachs. For more information regarding the Mergers, GreenSky stockholders are encouraged to read the proxy statement / prospectus filed on Schedule 14A by GreenSky, Inc on November 9, 2021 (the "Proxy Statement / Prospectus").
Because the exchange ratio pursuant to the Merger Agreement is fixed and the market price of Goldman Sachs common stock has fluctuated and will continue to fluctuate, GreenSky stockholders cannot be sure of the value of the consideration they will receive upon completion of the Mergers or the value of the GreenSky Common Stock they will give up.
Upon completion of the Mergers, (i) each share of Class A common stock, par value $0.01 per share, of the Company outstanding immediately prior to the Mergers (the “Class A Common Stock”) (except for shares of Class A Common Stock held by GreenSky as treasury stock or by Goldman Sachs, Goldman Sachs Bank, Merger Sub 1 or Merger Sub 2, which will be cancelled without consideration) will automatically be converted into the right to receive 0.03 shares of common stock, par value $0.01 per share, of Goldman Sachs (the “Merger Consideration”); (ii) each share of Class B common stock, $0.001 per share, of the Company (the “Class B Common Stock” and, together with the Class A Common Stock, the “GreenSky Common Stock”) will be automatically deemed transferred to the Company and cancelled for no consideration; and (iii) each Holdco Unit will be converted into the right to receive the Merger Consideration (other than Holdco Units that are owned by the Company, which will be converted into an equal number of limited liability company interests in Merger Sub 2). Because the exchange ratio is fixed, the value of the Merger Consideration will depend on the market price of Goldman Sachs common stock at the time the Mergers are completed.
The value of the Merger Consideration has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate from the date of this filing to the date on which the Mergers are completed and thereafter. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Goldman Sachs’s and GreenSky’s respective businesses, operations and prospects, market assessments of the likelihood that the Mergers will be completed, the timing of the Mergers and regulatory considerations. Many of these factors are beyond Goldman Sachs’s and GreenSky’s control.
The market price of Goldman Sachs common stock after the Mergers may be affected by factors different from those affecting the market price of GreenSky Class A Common Stock.
Upon completion of the Mergers, holders of shares of GreenSky Common Stock will become holders of shares of Goldman Sachs common stock. The business of Goldman Sachs differs from that of GreenSky in important respects; accordingly, the results of operations of Goldman Sachs after the Mergers, as well as the market price of Goldman Sachs common stock, may be affected by factors different from those currently affecting the results of operations of GreenSky. For further information on the business of Goldman Sachs, see the documents incorporated by reference into the Proxy Statement / Prospectus and referred to in the “Where You Can Find More Information” section of the same document as well as the Goldman Sachs Form 10-K filed on February 24, 2022. Additionally, the market price of Goldman Sachs common stock may fluctuate significantly following completion of the Mergers, and holders of GreenSky Common Stock could lose the value of their investment in Goldman Sachs common stock. The issuance of shares of Goldman Sachs common stock in the Mergers could on its own have a negative impact on the market price for Goldman Sachs common stock. In addition, many GreenSky stockholders may decide not to hold the shares of Goldman Sachs common stock they receive as a result of the Mergers. Other GreenSky stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of Goldman Sachs common stock they receive as a result of the Mergers. Any such sales of Goldman Sachs common stock could have a negative impact on the market price for Goldman Sachs common stock. Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, the Goldman Sachs common stock, regardless of Goldman Sachs’s actual operating performance.

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
Goldman Sachs and GreenSky have operated and, until completion of the Mergers, will continue to operate, independently, and there is no assurance that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Goldman Sachs or GreenSky employees, the loss of merchants and/or customers, the disruption of either company’s or both companies’ ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall integration process after the Mergers that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations of Goldman Sachs and GreenSky in order to realize the anticipated benefits of the Mergers so the combined business performs as expected:
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
The obligation of each party to the Merger Agreement to complete the Mergers is subject to the satisfaction (or, to the extent permitted by applicable law, waiver) of a number of conditions, including, among others: (i) certain governmental approvals having been obtained or received (without the imposition of a Materially Burdensome Regulatory Condition (as defined in the Merger Agreement)) and (ii) the absence of any judgment or law issued by any governmental entity enjoining or otherwise prohibiting the consummation of the Mergers. There is no assurance that the conditions to the closing of the Mergers will be satisfied or waived or that the Mergers will be completed. See “Risk Factors—Failure to complete the Mergers could negatively impact the stock price and the future business and financial results of GreenSky.”
In order to complete the Mergers, Goldman Sachs and GreenSky must obtain certain governmental authorizations, and if such authorizations are not granted or are granted with conditions to the parties, the closing of the Mergers may be jeopardized or the anticipated benefits of the Mergers could be reduced.
The closing of the Mergers is conditioned upon obtaining certain required governmental authorizations, including the approval of the New York Department of Financial Services. Although Goldman Sachs and GreenSky have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to obtain the required governmental authorizations, there is no assurance that the relevant authorizations will be obtained. In addition, the governmental authorities from which these authorizations must be obtained have broad discretion in administering the governing regulations. Adverse developments in Goldman Sachs’s or GreenSky’s regulatory standing or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally could affect whether and when required governmental authorizations are granted. As a condition to authorization of the Mergers, governmental authorities may impose requirements, limitations or costs or place restrictions on the conduct of Goldman Sachs’s business after completion of the Mergers. There is no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying the closing of the Mergers or imposing additional material costs on or materially limiting the revenues of the combined company following the Mergers or otherwise adversely affecting Goldman Sachs’s business and results of operations after completion of the Mergers. In addition, there is no assurance that these terms, obligations or restrictions will not result in the delay or abandonment of the Mergers.
GreenSky’s business relationships may be subject to disruption due to uncertainty associated with the Mergers.
Parties with which GreenSky does business may experience uncertainty associated with the Mergers, including with respect to current or future business relationships with GreenSky or the combined business resulting from the Mergers. GreenSky’s business relationships may be subject to disruption as parties with which GreenSky does business may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than GreenSky or the combined business. These disruptions could have an adverse effect on the financial condition, results of operations or prospects of the combined business, including an adverse effect on the ability to realize the anticipated benefits of the Mergers. The risk, and adverse effect, of such disruptions could be exacerbated by a delay in completion of the Mergers or termination of the Merger Agreement.
The Merger Agreement limits GreenSky’s ability to pursue alternatives to the Mergers and may discourage other companies from trying to acquire GreenSky for greater consideration than what Goldman Sachs has agreed to pay pursuant to the Merger Agreement.
The Merger Agreement contains provisions that make it more difficult for GreenSky to sell its business to a party other than Goldman Sachs. These provisions include a general prohibition on GreenSky soliciting any acquisition proposal or offer for a competing transaction. Further, subject to certain exceptions, the GreenSky board of directors will not withdraw or modify in a manner adverse to Goldman Sachs the recommendation of the GreenSky board of directors in favor of the approval and adoption of the Merger Agreement, and Goldman Sachs generally has a right to match any competing acquisition proposals that may be made. In certain circumstances, upon termination of the Merger Agreement, GreenSky will be required to pay a termination fee of $75 million to Goldman Sachs. To the extent that such fee is not promptly paid by GreenSky when due, it will also be required to pay any reasonable and documented costs and expenses (including reasonable legal fees and expenses) incurred by Goldman Sachs in connection with legal action taken to enforce the Merger Agreement that results in a judgment for such amount against GreenSky, together with interest on the unpaid fee.
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
•the Merger Agreement places certain restrictions on the conduct of GreenSky’s business prior to completion of the Mergers, and such restrictions, the waiver of which is subject to the written consent of Goldman Sachs (in certain cases not to be unreasonably withheld, conditioned or delayed), and subject to certain exceptions and qualifications, may prevent GreenSky from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Mergers that GreenSky would have made, taken or pursued if these restrictions were not in place; and
•matters relating to the Mergers (including integration planning) require substantial commitments of time and resources by GreenSky management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to GreenSky as an independent company.
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
Upon completion of the Mergers, GreenSky stockholders will no longer be stockholders of GreenSky but will instead become stockholders of Goldman Sachs. GreenSky stockholders’ rights as stockholders will continue to be governed by Delaware law but the terms of the Goldman Sachs certificate of incorporation and the Goldman Sachs bylaws are in some respects materially different than the terms of the GreenSky certificate of incorporation and the GreenSky bylaws, which currently govern the rights of GreenSky stockholders. For further information, see "Comparison of Equityholder Rights" in the Proxy Statement / Prospectus.

After the Mergers, GreenSky stockholders will have a significantly lower ownership and voting interest in Goldman Sachs than they currently have in GreenSky and will exercise less influence over management.
Immediately following completion of the Mergers, GreenSky stockholders will have a significantly lower ownership and voting interest in Goldman Sachs than they currently have in GreenSky. Consequently, GreenSky stockholders who become stockholders of Goldman Sachs following the completion of the Mergers will have less influence over the management and policies of Goldman Sachs than they currently have over the management and policies of GreenSky.
Stockholder litigation could prevent or delay the completion of the Mergers or otherwise negatively impact the business and operations of Goldman Sachs and GreenSky.
Transactions like the Mergers are frequently the subject of litigation or other legal proceedings, including actions alleging that either party’s board of directors breached its respective duties to its company's stockholders by entering into a merger agreement, by failing to obtain a greater value in a transaction for its company's stockholders or any other claims (contractual or otherwise) arising out of a merger or the transactions related thereto. Stockholders of Goldman Sachs and/or GreenSky may file lawsuits against GreenSky, Goldman Sachs and/or the directors and officers of either company in connection with the Mergers. One of the conditions to the closing is that no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the Mergers or any of the other transactions contemplated by the Merger Agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting Goldman Sachs or GreenSky from consummating the Mergers or any of the other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Mergers and could result in significant costs to Goldman Sachs and/or GreenSky, including any cost associated with the indemnification of directors and officers of each company. Goldman Sachs and GreenSky may incur costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the Mergers. Such litigation and related costs could have an adverse effect on Goldman Sachs’s or GreenSky’s ability to consummate the Mergers or on their respective financial condition, results of operations and growth prospects, including through the possible diversion of either company’s resources or distraction of key personnel.
Goldman Sachs and GreenSky will incur significant costs in connection with the Mergers.
Goldman Sachs and GreenSky have incurred and expect to incur a number of non-recurring costs associated with the Mergers and combining the operations of the two companies. The significant, non-recurring costs associated with the Mergers include, among others, fees and expenses of financial advisors and other advisors and representatives, certain employment-related costs relating to employees of GreenSky, filing fees due in connection with filings required under the HSR Act and filing fees and printing and mailing costs for the Proxy Statement / Prospectus. Certain of these costs have already been incurred or may be incurred regardless of whether the Mergers are completed, including a portion of the fees and expenses of financial advisors and other advisors and representatives and filing fees. Goldman Sachs also have incurred and will incur transaction fees and costs related to formulating and implementing integration plans with respect to the two companies. Goldman Sachs continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Mergers and the integration of the two companies’ businesses.
The Mergers may not be accretive, and may be dilutive, to Goldman Sachs’s earnings per share, which may negatively affect the market price of Goldman Sachs common stock following completion of the Mergers.
In connection with the completion of the Mergers, Goldman Sachs expects to issue additional Goldman Sachs common stock. The issuance of new Goldman Sachs common shares could have a negative impact on the market price of Goldman Sachs common stock. Any dilution of Goldman Sachs’s earnings per share could cause the price of shares of Goldman Sachs common stock to decline or grow at a reduced rate.
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
Business and Industry Risks
The global outbreak of the novel coronavirus, or COVID-19, initially caused severe disruptions in the U.S. economy and our business, and may further impact our performance and results of operations.
On March 11, 2020, the World Health Organization designated the novel coronavirus disease (referred to as "COVID-19") as a global pandemic. In response, many U.S. state and local governments instituted restrictions on travel, public gatherings, and non-essential business operations. While state and local governments have removed or relaxed certain restrictions, some remain and additional restrictions may be imposed or reimposed. These restrictions significantly impacted the macroeconomic environment, including consumer confidence, unemployment and other economic indicators that contribute to consumer spending behavior and demand for credit. Furthermore, our results of operations are impacted by the relative strength of the overall economy. As general economic conditions improve or deteriorate, the amount of consumer disposable income tends to fluctuate, which, in turn, impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. In addition, trends within the industry verticals in which we operate affect consumer spending on the products and services our merchants offer in those industry verticals.
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
We may experience higher instances of default, which will adversely affect our business, including, but not limited to, the credit profile of our servicing portfolio, the incentive payments we receive from our Bank Partners and the required escrow payments under our financial guarantee arrangements with our Bank Partners. Additionally, the COVID-19 pandemic could adversely affect our liquidity position and could limit our ability to grow our business or fully execute on our business strategy, including entering into alternative funding arrangements. Furthermore, the COVID-19 pandemic could negatively impact our ability to retain existing, and attract new, Bank Partners and other funding sources for the GreenSky program.
The COVID-19 pandemic also resulted in us modifying certain business practices, such as restricting employee travel and executing on a company-wide work-from-home program. We may take further actions as required by government authorities or as we determine to be in the best interests of our associates, Bank Partners, merchants and GreenSky program borrowers. We may experience future financial losses or disruptions due to a number of operational factors, including, but not limited to:
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
Even after the COVID-19 pandemic significantly subsides, our business may continue to be unfavorably impacted by the economic turmoil caused by the pandemic. Because a widespread pandemic such as COVID-19 has not occurred in many years, it is unlikely that historical loss experience will accurately predict loan performance over the near future. There are no recent comparable events that could serve to indicate the ultimate effect the COVID-19 pandemic may have and, as such, we do not at this time know what the extent of the impact of the COVID-19 pandemic will be on our business. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also heighten other risks described in this Part I, Item 1A.
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
Our agreements with our Bank Partners generally have automatically renewable one-year terms. These agreements are non-exclusive and do not prohibit our Bank Partners from working with our competitors or from offering competing products, except that certain Bank Partners have agreed not to provide customer financing outside of the GreenSky program to our merchants and Sponsors during the term of their agreements with us and generally for one year after termination or expiration of such agreements. As a result of the foregoing, any of our Bank Partners could with minimal notice decide that working with us is not in its interest, could offer us less favorable or unfavorable economic or other terms or could decide to enter into exclusive or more favorable relationships with one of our competitors. We also could have future disagreements or disputes with our Bank Partners, which could negatively affect or threaten our relationships with them.
Our Bank Partners also may terminate their agreements with us if we fail to comply with regulatory requirements applicable to them. We are a service provider to our Bank Partners, and, as a result, we are subject to audit by our Bank Partners in accordance with customary practice and applicable regulatory guidance related to management by banks of third-party vendors. We also are subject to the examination and enforcement authority of the federal banking agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, as a bank service company, and are subject to the examination and enforcement authority of the Consumer Financial Protection Bureau (“CFPB”) as a service provider to a covered person under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). It is imperative that our Bank Partners continue to have confidence in our compliance efforts. Any substantial failure, or alleged or perceived failure, by us to comply with applicable regulatory requirements could cause our Bank Partners to be unwilling to originate loans through our program or could cause them to terminate their agreements with us. See “–Risks Related to Our Regulatory Environment.”

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
A substantial majority of our total revenue is generated from the transaction fees that we receive from our merchants and, to a lesser extent, servicing and other fees that we receive from our Bank Partners and other funding sources in connection with loans made by our Bank Partners to the customers of our merchants. Approximately 73% of our total revenue for the year ended December 31, 2021 was generated from transaction fees paid to us by our merchants. To attract and retain merchants, we market our program to them on the basis of a number of factors, including financing terms, the flexibility of promotional offerings, loan approval rates, speed and simplicity of loan origination, service levels, products and services, technological capabilities and integration, customer service, brand and reputation.
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
Our failure to retain existing, and attract and retain new, Bank Partners or other funding sources also could materially adversely affect our business and our ability to grow. We market our program to banks and other funding sources on the basis of the risk-adjusted yields available to them and geographic diversity of the loans originated through the GreenSky program, as well as the absence of significant upfront and ongoing costs and the general creditworthiness of the consumers that use the GreenSky program. Bank Partners and other investors have alternative sources for loans, including, for Bank Partners, internal loan generation, and they could elect to originate or invest in loans through those alternatives rather than through the GreenSky program.
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
Our top ten merchants (including certain groups of affiliated merchants) accounted for an aggregate of 29% of our total revenue during the year ended December 31, 2021. The Home Depot is our most significant single merchant followed by, affiliates of Renewal by Andersen, our largest Sponsor, which affiliates include Andersen Corporation-owned licensed dealers and independent owned and operated Renewal by Andersen licensed dealers. Our agreement with Renewal by Andersen provides that Renewal by Andersen will promote the GreenSky program through notifying its dealers of the availability of the GreenSky program and providing them ancillary materials. Both parties have the right to terminate the agreement generally upon 90 days' notice. If Renewal by Andersen terminates the agreement, Renewal by Andersen dealers would not be obligated to terminate their participation in the

GreenSky program, although they could choose to do so. We expect to have significant concentration in our largest merchant relationships for the foreseeable future. In the event that (i) The Home Depot or one or more of our other significant merchants, or groups of merchants, or (ii) Renewal by Andersen or one or more of our other significant Sponsors, and their dealers, terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the GreenSky program could decline, which would materially adversely affect our business and, in turn, our revenue.
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
Although our merchants are obligated to fulfill their contractual commitments to consumers and to comply with applicable law, from time to time they might not, or a consumer might allege that they did not. This, in turn, can result in claims against our Bank Partners and us or in loans being uncollectible. In those cases, we may decide that it is beneficial to remediate the situation, either through assisting the consumers to get a refund, working with our Bank Partners to modify the terms of the loan or reducing the amount due, making a payment to the consumer or otherwise. Historically, the cost of remediation has not been material to our business, but it could be in the future. In addition, for loan receivables held for sale, including SPV Participations, we may be subject to similar risks during the ownership period for such participations.
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
Prior to the COVID-19 pandemic, we experienced rapid growth which caused significant demands on our operational, marketing, compliance and accounting infrastructure, and resulted in increased expenses. We expect to again experience rapid growth after the COVID-19 pandemic. In addition, we need to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the consumer finance market and regulatory developments relating to our existing and projected business activities and those of our Bank Partners. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operation resources.
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
We also could utilize and invest in technologies, products and services that ultimately do not achieve widespread adoption and, therefore, are not as attractive or useful to our merchants and their customers as we anticipate. Our merchants also may not recognize the value of new products and services or believe they justify any potential costs or disruptions in the loan origination process associated with implementing them. Because our solution is typically marketed through our merchants, if our merchants are unwilling or unable to effectively implement or market new technologies, products, services or enhancements, we may be unable to grow our business. Competitors also may develop or adopt technologies or introduce innovations that change the markets they operate in and make our solution less competitive and attractive to our merchants and their customers. Moreover, we may not realize the benefit of new technologies, products, services or enhancements for many years, and competitors may introduce more compelling products, services or enhancements in the meantime.
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
Loans funded by our Bank Partners generally are not secured by collateral, are not guaranteed or insured by any third party and are not backed by any governmental authority in any way, which limits the ability of our Bank Partners to collect on loans if a borrower is unwilling or unable to repay. A borrower’s ability to repay can be negatively impacted by increases in the borrower’s payment obligations to other lenders under home, credit card and other loans; loss of employment or other sources of income; adverse health conditions; or for other reasons. Changes in a borrower’s ability to repay loans made by our Bank Partners also could result from increases in base lending rates or structured increases in payment obligations. While consumers using our platform to date have had high average credit scores, we may enter into new industry verticals in which consumers have lower average credit scores or open our existing verticals to consumers with lower average credit scores, leading to potentially higher rates of delinquencies and defaults.
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
In addition, an increase in delinquencies and default rates may have an adverse effect on our ability to pursue, or negotiate the terms of, alternative funding structures with institutional investors, financial institutions and other funding sources, if reduced returns would be expected as a result of such increase.
We own participations in certain loans originated through the GreenSky program, and the non-performance, or even significant underperformance, of those participations would adversely affect our business.
We hold participations in certain loans originated by our Bank Partners in order to facilitate alternative funding structures. In May 2020, the Warehouse SPV established an asset-backed revolving credit facility with JPMorgan Chase Bank, N.A. to finance purchases by the Warehouse SPV of participation interests in loans originated through the GreenSky program (the "Warehouse Facility"). The Warehouse SPV has conducted periodic sales of the Warehouse Loan Participations to third parties and may conduct additional periodic sales of the Warehouse Loan Participations or issue asset-backed securities to third parties, which sales and issuances will allow additional purchases of participations to be financed through the Warehouse Facility. We have formed another special purpose vehicle to facilitate sales of loan participations and whole loans, and in the future we may form other special purpose vehicles for similar purposes. The Warehouse SPV and any such other special purpose vehicles may not be able to conduct such sales or issuances in a timely manner or at expected prices, if at all. In addition, the Company issues commitments to purchase loan participations from time to time to a Bank Partner as part of the Company's facilitation of loan participation sales to third parties.
If we are not able to sell to third-party purchasers the loan participations that we own or have a commitment to purchase, then we will bear the credit risk of such loan participations while we own them. Furthermore, in this event, our ability to finance additional purchases of participations through the Warehouse Facility would be limited. This could have a material adverse effect on our business, financial position, results of operations and cash flows.

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
Both the Warehouse Loan Participations and the R&D Participations are designated as loan receivables held for sale on our Consolidated Balance Sheets. As of December 31, 2021, we had $5.3 million in loan receivables held for sale, net. During the period that we own such receivables, we bear the credit risk in the event that the borrowers default.
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
The replacement of London Interbank Offered Rate ("LIBOR") and replacement or reform of other interest rate benchmarks could adversely affect our results of operations and financial condition.
LIBOR and certain other interest rate benchmarks are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that U.S. dollar LIBOR will no longer be quoted as of June 30, 2023, and new U.S. dollar LIBOR contracts will not be permitted beginning in 2022. LIBOR is currently used as a reference rate for certain of our contractual arrangements, including our term loan under the Amended Credit Agreements (discussed in Part II, Item 8 - Note 7. Borrowings), which is set to mature after the expected phase out of LIBOR. Our Warehouse Facility and the related interest rate cap agreement also include certain rates which are impacted by LIBOR, however, the agreement includes LIBOR transition provisions.
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
We will work with our lenders and counterparties to accommodate any suitable replacement rate where it is not already provided under the terms of the financial instruments. If an agreement cannot be reached on an appropriate benchmark rate, the availability of borrowings under these agreements could be adversely impacted.
We are subject to certain additional risks in connection with promotional financing offered through the GreenSky program.
Many of the loans originated by our Bank Partners provide promotional financing in the form of low or deferred interest. When a deferred interest loan is paid in full prior to the end of the promotional period (typically six to 24 months), any interest that has been billed on the loan by our Bank Partner to the consumer is reversed, which triggers an obligation on our part to make a payment to the Bank Partner that made the loan in order to fully offset the reversal (each event, a finance charge reversal or "FCR"). We record a FCR liability on our balance sheet for interest previously billed during the promotional period that is expected to be reversed prior to the end of such period. As of December 31, 2021, this liability was $143.5 million. See Note 3 to the Consolidated Financial Statements in Part II, Item 8 for further information. If the rate at which deferred interest loans are paid in full prior to the end of the promotional period materially increases over and above expected amounts, resulting in increased payments by us to our Bank Partners, it would adversely affect our business.
Further, deferred interest loans are subject to enhanced regulatory scrutiny as a result of abusive marketing practices by some lenders, and the CFPB has initiated enforcement actions against both lenders and servicers alleging that they have engaged in unfair, deceptive or abusive acts or practices because of lack of clarity in disclosures with respect to such loans. Such scrutiny could reduce the attractiveness to consumers of deferred interest loans or result in a general unwillingness on the part of our Bank Partners to make deferred interest loans or institutional investors to purchase participations in such loans. A reduction in the dollar volume of deferred interest loans offered through the GreenSky program would adversely affect our business.
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
Not all customer information is independently verified. As a result, we rely on the accuracy and completeness of the information we are provided. If any of the information that is considered in the loan review process is inaccurate, whether intentional or not, and such inaccuracy is not detected prior to loan funding, the loan may have a greater risk of default than expected. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a customer may have defaulted on, or become delinquent in the payment of, a pre-existing debt obligation, taken on additional debt, lost his or her job or other sources of income, or experienced other adverse financial events. Where an inaccuracy constitutes fraud or otherwise causes us to incorrectly conclude that a loan meets the applicable underwriting criteria, we generally bear the risk of loss associated with the inaccuracy. Any significant increase in inaccuracies or resulting increases in losses would adversely affect our business.
The consumer finance and payments industry is highly competitive and is likely to become more competitive, and our inability to compete successfully or maintain or improve our market share and margins could adversely affect our business.
Our success depends on our ability to generate usage of the GreenSky program. The consumer financial services industry is highly competitive and increasingly dynamic as emerging technologies continue to enter the marketplace. Technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services, which has intensified the desirability of offering loans to consumers through digital-based solutions. In addition, because many of our competitors are large financial institutions that own the loans that they originate, they have certain revenue opportunities not currently available to us. We face competition in areas such as compliance capabilities, financing terms, promotional offerings, fees, loan approval rates, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, customer service, brand and reputation. Many of our competitors are substantially larger than we are, which may give those competitors advantages we do not have, such as a more diversified product and customer base, the ability to reach more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities, and lower-cost funding. Commercial banks and savings institutions also may have significantly greater access to consumers given their deposit-taking and other services.
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
We may in the future further expand into other industry verticals. We may not be able to successfully develop consumer financing products and services for these new industries. Our investment of resources to develop consumer financing products and services for the new industries we enter may either be insufficient or result in expenses that are excessive relative to the number of loans actually originated by our Bank Partners in those industries. Additionally, industry participants, including our merchants, their customers and our Bank Partners, may not be receptive to our solution in these new industries. The borrower profile of consumers in new verticals may not be as attractive, in terms of average FICO scores or other attributes, as in our current verticals, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Industries change rapidly, and we may not be able to accurately forecast demand (or the lack thereof) for our solution or those industries may not grow. Failure to forecast demand or growth accurately in new industries could have a material adverse impact on our business.
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
For more information on our term loan and revolving loan facility, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Borrowings” and Note 7 to the Consolidated Financial Statements included in Part II, Item 8.
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
For more information on the Warehouse Facility, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Borrowings” and Note 7 to the Consolidated Financial Statements included in Part II, Item 8.
We may incur losses on interest rate swap and hedging arrangements.
We may periodically enter into agreements to reduce the risks associated with increases in interest rates, such as our June 2019 interest rate swap agreement. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. Also, nonperformance by the other party to the arrangement may subject us to increased credit risks. For additional information regarding our June 2019 interest rate swap agreement, see Note 3 and Note 8 to the Consolidated Financial Statements included in Part II, Item 8.

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
The CFPB has broad authority over the businesses in which we engage. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority and to remediate violations of numerous consumer protection laws in a variety of ways, including collecting civil money penalties and fines and providing for customer restitution. The CFPB is charged, in part, with enforcing certain federal laws involving consumer financial products and services and is empowered with examination, enforcement and rule-making authority. The CFPB has taken an active role in regulating lending markets. For example, the CFPB sends examiners to banks and other financial institutions that service and/or originate consumer loans to determine compliance with applicable federal consumer financial laws and to assess whether consumers’ interests are protected. In addition, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including those included in the GreenSky program.
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
On October 5, 2017, the CFPB released its “Payday, Vehicle Title, and Certain High-Cost Lending Rule,” commonly referred to as the “Payday Loan Rule.” On July 7, 2020, the CFPB released a new final rule that revoked the underwriting provisions of the Payday Loan Rule but retained and ratified the payment provisions. The Community Financial Services Association of America sued the CFPB in April 2018 over the Payday Loan Rule. The compliance date of the Payday Loan Rule has been stayed in connection with this litigation. Most recently, the U.S. Court of Appeals for the Fifth Circuit stayed the compliance date in October 2021. While the Payday Loan Rule does not appear to be targeted at businesses like ours, some of its provisions are broad and potentially could be triggered by the promotional loans that our Bank Partners extend that require increases in payments at specified points in time. We are continuing to monitor developments associated with the Payday Loan Rule and are working toward compliance with the Payday Loan Rule requirements ahead of the ultimate compliance date.
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
In addition, the California Privacy Rights Act of 2020 (the "CPRA") ballot initiative was approved by California voters on November 3, 2020. The CPRA established the California Privacy Protection Agency to implement and enforce the CCPA and CPRA. We anticipate that the CPRA and certain regulations promulgated by the California Privacy Protection Agency will apply to our business and we will work to ensure our compliance with such laws and regulations by their effective dates.
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
Loan participations that we purchase or sell are issued by one of our Bank Partners, all of which are subject to regulation and supervision by the Federal Deposit Insurance Corporation (the “FDIC”). If that Bank Partner becomes insolvent, is in an unsound condition or engages in violations of certain laws or regulations applicable to it, the FDIC could be appointed as conservator or receiver for the Bank Partner. Under the Federal Deposit Insurance Act, the FDIC, as conservator or receiver of the Bank Partner, is authorized to repudiate any “contract” of the Bank Partner if the FDIC determines that the performance of the contract is burdensome and the repudiation would promote the orderly administration of the Bank Partner’s affairs. Upon such repudiation, the FDIC would be required to pay actual direct compensatory damages. The loan participations we purchase or sell are structured with the intent that they are entitled to the participation safe harbor set forth in the FDIC rule regarding “Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection With a Securitization or Participation” (the “FDIC Safe Harbor”). Consequently, the loan participations we purchase or sell should not be subject to the rights and powers of the FDIC. However, if the loan participations were found not to satisfy the FDIC Safe Harbor, the FDIC would be permitted to repudiate the transfer of the applicable loan participations. If the FDIC successfully repudiated any loan participation transfers, we could be subject to claims for damages or other remedies related to breaches of certain representations and warranties we make to purchasers of participations or obligations to repurchase loan participations previously sold to purchasers, any of which could have a material adverse effect on our business.
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
Furthermore, in light of the COVID-19 pandemic, many of our personnel continue to work remotely. This working environment could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. We continue to implement physical and cyber-security measures to ensure that our systems remain functional in order to serve our operational needs and prevent disruptions to our business.
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
The owners of the Class B common stock owned the vast majority of the combined voting power of our Class A and Class B common stock as of December 31, 2021. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership of us. This concentration of ownership may delay or deter possible changes in control of our Company, which may reduce the value of an investment in our Class A common stock. So long as they continue to own a significant amount of our combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.
In addition, the owners of the Class B common stock, as Continuing LLC Members, had ownership of Holdco Units of approximately 57% for the year ended December 31, 2021. Because they hold the majority of their economic ownership interest in our business through GS Holdings, rather than GreenSky, Inc., these existing unit holders may have conflicting interests with holders of our Class A common stock. For example, the Continuing LLC Members may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRA. In addition, the structuring of future transactions may take into account the tax considerations of the Continuing LLC Members even where no similar benefit would accrue to us. It is through their ownership of Class B common stock that they may be able to influence, if not control, decisions such as these.
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
Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with the purchase of Holdco Units in connection with the IPO and future exchanges of Holdco Units (assuming such future exchanges occurred at December 31, 2021 and assuming automatic cancellation of an equal number of shares of Class B common stock) would aggregate to approximately $728.5 million based on the closing price on December 31, 2021 of $11.43 per share of our Class A common stock. Under such scenario, assuming future payments are made on the date each relevant tax return is due, without extensions, we would be required to pay approximately 84% of such amount, or $614.5 million.
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
For additional information regarding the TRA, see Note 13 to the Consolidated Financial Statements included in Part II, Item 8.
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
As a result of the foregoing, if we breach a material obligation under the TRA, if we elect to terminate the TRA early or if we undergo a change of control, we would be required to make an immediate lump-sum payment equal to the present value of the anticipated future tax savings, which payment may be required to be made significantly in advance of the actual realization of such future tax savings, and the actual cash tax savings ultimately realized may be significantly less than the corresponding TRA payments. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. We may not be able to fund or finance our obligations under the TRA. Additionally, the obligation to make a lump sum payment on a change of control may deter potential acquirers, which could negatively affect our stockholders’ potential returns. If we had elected to terminate the TRA as of December 31, 2021, based on the closing price on December 31, 2021 of $11.43 per share of our Class A common stock, and a discount rate equal to 4.89% per annum, compounded annually, we estimate that we would have been required to pay $426.4 million in the aggregate under the TRA.

For additional information regarding the TRA, see Note 13 to the Consolidated Financial Statements included in Part II, Item 8.
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
Our stock price has declined significantly since our May 2018 IPO and has exhibited substantial volatility. Our stock price may continue to fluctuate in response to a number of events and factors, including our proposed merger with Goldman Sachs, the COVID-19 pandemic mitigation efforts in response thereto, variations in our quarterly or annual results of operations, additions or departures of key management personnel, the loss of key Bank Partners, other funding sources, merchants or Sponsors, changes in our earnings estimates (if provided) or failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry, adverse announcements by us or others and developments affecting us, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, actions by institutional stockholders, and increases in market interest rates that may lead investors in our shares to demand a higher yield, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the price you paid for them (or at all).
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
We concluded that our internal controls were effective as of December 31, 2021. See Part II, Item 9A "Management's Report on Internal Control over Financial Reporting." We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the SEC rules or our independent registered public accounting firm may not issue an unqualified opinion. If, in a future period, either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could cause the price of our Class A common stock to decline and could subject us to investigation or sanctions by the SEC.
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
Assuming the Continuing LLC Members exchanged all of their Holdco Units for shares of our Class A common stock on December 31, 2021, up to an additional 69,494,728 shares of Class A common stock would have been eligible for sale in the public market, the majority of which is held by our executive officers, directors and their affiliated entities, and is subject to volume limitations under Rule 144 and various vesting agreements. Additionally, certain of our executive officers and directors own options exercisable for shares of Class A common stock.
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
Our business would suffer if we fail to attract and retain highly-skilled employees.
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly-qualified personnel for all areas of our organization, particularly information technology and sales. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table sets forth selected information concerning our principal facilities as of December 31, 2021.

Location	Owned/Leased	Approximate Square Footage
Corporate Headquarters:
Atlanta, Georgia	Leased	51,500
Primary Call Centers:
Atlanta, Georgia(1)	Leased	82,400
Additional Facilities:
Alpharetta, Georgia	Leased	14,400
(1)The Atlanta, Georgia call center is leased from a related party under common management control. See Note 15 to the Consolidated Financial Statements included in Part II, Item 8 for more information on related party transactions.
We believe our current facilities are adequate and that we will be able to find suitable space to accommodate any potential future expansion.

ITEM 3. LEGAL PROCEEDINGS
We are party to legal proceedings incidental to our business. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8 for information regarding legal proceedings. No assurance is given regarding the outcome of any of these proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders of Record
On May 24, 2018, our Class A common stock began trading on the NASDAQ Stock Market under the symbol "GSKY." Prior to that time, there was no public market for our stock. As of March 8, 2022, there was one holder of record of our Class A common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries. Our Class B common stock is neither listed nor traded on any stock exchange, nor is there an established public trading market for this class of common stock. As of December 31, 2021, there were 29 Class B common stock holders of record.
Securities Authorized for Issuance under Equity Compensation Plans
Refer to Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" as well as Note 12 to the Consolidated Financial Statements included in Part II, Item 8 for information on our equity compensation plans.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our purchases of our Class A common stock during the fourth quarter in the year ended December 31, 2021. See Note 11 to the Consolidated Financial Statements included in Part II, Item 8 for additional discussion of our Class A common stock repurchases.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs
October 1, 2021 through October 31, 2021	23,085	$12.12	—	$—
November 1, 2021 through November 30, 2021	4,500	$12.03	—	$—
December 1, 2021 through December 31, 2021	4,312	$11.34	—	$—
Total	31,897		—
(1)For the periods presented, represents shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of equity awards.

Performance Graph
The following graph matches GreenSky, Inc.'s cumulative 43-month total stockholder return on its Class A common stock with the cumulative total returns of the NASDAQ Composite Index and the RDG SmallCap Technology Index. The graph tracks the performance of a $100 investment in our Class A common stock and in each index (with the reinvestment of all dividends) from May 24, 2018 (the date our Class A common stock commenced trading on the NASDAQ Stock Market) to December 31, 2021.
*$100 invested on 5/24/18 in GreenSky, Inc. Class A common stock and on 4/30/18 in the indices, including reinvestment of dividends.

	4/30/18 or 5/24/18*	12/31/18	12/31/19	12/31/20	12/31/21
GreenSky, Inc.	$100.00	$40.97	$38.10	$19.82	$48.63
NASDAQ Composite	100.00	94.64	129.36	187.47	229.04
RDG SmallCap Technology	100.00	88.40	87.91	178.78	84.58
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Dividends
We have never declared nor paid cash dividends on our Class A common stock. We currently do not intend to pay cash dividends in the foreseeable future.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (United States Dollars in thousands, except per share data and unless otherwise indicated)
You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes included in Part II, Item 8 of this Form 10-K. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under Part I, Item 1A“Risk Factors” in this Form 10-K.
Unless the context requires otherwise, "we," "us," "our," "GreenSky" and "the Company" refer to GreenSky, Inc. and its subsidiaries.
Organization
GreenSky, Inc. was formed as a Delaware corporation on July 12, 2017. The Company was formed for the purpose of completing an IPO of its Class A common stock and certain Reorganization Transactions in order to carry on the business of GSLLC, a Georgia limited liability company, which is an operating entity. GS Holdings, a holding company with no operating assets or operations, was organized as a wholly-owned subsidiary of GreenSky, Inc. in August 2017. On August 24, 2017, GS Holdings acquired a 100% interest in GSLLC. Common membership interests of GS Holdings are referred to as "Holdco Units." See Note 1 to the Consolidated Financial Statements in Part II, Item 8 for a detailed discussion of the Reorganization Transactions (as defined in that note) and the IPO.
Executive Summary
For a Company overview, see Part I, Item 1 "Business."
Merger Agreement
In September 2021, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Goldman Sachs Group, Inc. ("Goldman Sachs"), and Goldman Sachs Bank USA ("Goldman Sachs Bank"), a wholly owned subsidiary of Goldman Sachs. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (a) Goldman Sachs Bank will establish a new wholly‑owned subsidiary (“Merger Sub 1”) into which GreenSky, Inc. will be merged (the “Company Merger”), with Merger Sub 1 surviving the Company Merger as a wholly‑owned subsidiary of Goldman Sachs Bank; and (b) Goldman Sachs Bank will establish a new wholly‑owned subsidiary (“Merger Sub 2”) that will be merged into GS Holdings (the “Holdings Merger” and, together with the Company Merger, the “Mergers”). Consummation of the transaction is subject to the receipt of required regulatory approvals and satisfaction of other customary closing conditions. See Note 1 to the Consolidated Financial Statements included in Part II, Item 8 for additional information.
Covid-19 Pandemic
On March 11, 2020, the World Health Organization designated the novel coronavirus disease (referred to as "COVID-19") as a global pandemic.
The following are key impacts of COVID-19 on our business:
Transaction Volume. Our transaction volume began to be impacted significantly by COVID-19 in mid-March 2020, and certain of our transaction volumes continue to be impacted. For the year ended December 31, 2021, our transaction volume increased 6% compared to the prior year. Our transaction volume growth was impacted by escalating supply chain constraints in the U.S. that we expect to shift transactions to future periods.
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

As the impact of COVID-19 continues to persist and evolve, GreenSky remains committed to serving GreenSky program borrowers and our Bank Partners and merchants, while caring for the safety of our associates and their families. The potential impact that COVID-19 could have on our financial condition and results of operations remains highly uncertain. For more information, refer to Part I, Item 1A "Risk Factors" and, in particular, "– The global outbreak of the novel coronavirus, or COVID-19, initially caused severe disruptions in the U.S. economy and our business, and may further impact our performance and results of operations."
2021 Results
The following are key business metrics and financial measures for the year ended December 31, 2021:
Business Metrics
•Transaction volume (as defined below) was $5.9 billion during the year ended December 31, 2021 compared to $5.5 billion during the year ended December 31, 2020 (increase of 6%) and $6.0 billion during the year ended December 31, 2019 (decrease of 7%);
•Total revenue of $518.1 million during the year ended December 31, 2021 decreased by 1% from $525.6 million during the year ended December 31, 2020, which in turn decreased by 1% from $532.6 million during the year ended December 31, 2019;
•The outstanding balance of loans serviced by our platform totaled $9.63 billion as of December 31, 2021 compared to $9.55 billion as of December 31, 2020 (increase of 1%) and $8.98 billion as of December 31, 2019 (increase of 6%);
•We maintained a strong consumer profile. For all loans originated on our platform during 2021, the credit-line weighted average consumer credit score was 780. Furthermore, consumers with credit scores over 780 comprised 42% of the loan servicing portfolio as of December 31, 2021, and over 90.9% of the loan servicing portfolio as of December 31, 2021 consisted of consumers with credit scores over 700.
•The 30-day delinquencies as of December 31, 2021 were 0.84%, an improvement of 15 basis points over December 31, 2020. The delinquency rate includes accounts that received COVID-19 assistance that are no longer in payment deferral. Less than 0.1% of the total loans serviced by our platform as of December 31, 2021 were in deferral status, compared to approximately 0.8% as of December 31, 2020 and approximately 4% at the peak in the second quarter of 2020.
Financial Measures
Net income of $117.8 million during the year ended December 31, 2021 increased from $28.7 million during the year ended December 31, 2020. The increase in net income for the year ended December 31, 2021 relates primarily to a reduction in cost of revenue largely driven by a decrease in change in fair value of our FCR liability, which was primarily a function of higher performance fees attributable to lower charge-offs and due to a lower balance of deferred interest loans subject to FCR as a result of our funding diversification that began in mid-2020. The increase in net income was also impacted by a financial guarantee benefit of $15.2 million compared to financial guarantee expense of $5.0 million during the year ended December 31, 2020. Adjusted EBITDA (as defined below) of $208.8 million during the year ended December 31, 2021 increased 97% compared to $105.9 million during the year ended December 31, 2020.
Net income of $28.7 million for the year ended December 31, 2020 decreased from $96.0 million during the year ended December 31, 2019. The decrease in net income for the year ended December 31, 2020 relates primarily to cost of revenue acceleration associated with the transition to a diversified funding model in 2020. During the last four months of 2020, the Company facilitated sales of over $1.0 billion in whole loans or loan participations. Adjusted EBITDA (as defined below) of $105.9 million during the year ended December 31, 2020 was largely consistent with the $105.0 million during the year ended December 31, 2019.
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

	Year Ended December 31,
	2021	2020	2019
Net income	$117,814	$28,662	$95,973
Interest expense(1)	26,269	25,024	23,860
Tax expense (benefit)	13,880	1,597	(7,125)
Depreciation and amortization	14,045	11,330	7,304
Share-based compensation expense(2)	15,660	14,923	13,769
Change in financial guarantee liability - Non-renewal of Bank Partner(3)	—	—	16,215
Financial guarantee liability - Escrow(4)	—	—	(241)
Servicing asset and liability changes(5)	(13,773)	(2,157)	(29,679)
Mark-to-market on sales facilitation obligations(6)	2,604	10,655	—
Discontinued charged-off receivables program(7)	—	—	(29,190)
Merger-related costs(8)	11,735	—	—
Transaction and non-recurring expenses(9)	13,788	15,818	14,149
Adjusted EBITDA	$202,022	$105,852	$105,035
(1)Interest expense on the Warehouse Facility and interest income on the loan receivables held for sale are not included in the adjustment above as amounts are components of cost of revenue and revenue, respectively.
(2)See Note 12 to the Consolidated Financial Statements included in Part II, Item 8 for additional discussion of share-based compensation.
(3)Includes losses recorded in the fourth quarter of 2019 associated with the financial guarantee arrangement for a Bank Partner that did not renew its loan origination agreement when it expired in November 2019. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8 for additional discussion of financial guarantee arrangements.
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

(5)Includes the non-cash changes in the fair value of servicing assets and liabilities related to our servicing arrangements with Bank Partners and other contractual arrangements. See Note 3 to the Consolidated Financial Statements included in Part II, Item 8 for additional discussion of servicing assets and liabilities.
(6)Mark-to-market on sales facilitation obligations reflects changes in the fair value in the embedded derivative for sales facilitation obligations. The changes in fair value are recognized as a mark-to-market expense in cost of revenue for the period. See Note 3 to the Consolidated Financial Statements included in Part II, Item 8 for additional discussion.
(7)Includes the amounts related to the now discontinued program of transferring our rights to charged-off receivables to third parties.
(8)Includes professional services fees related to the pending merger with Goldman Sachs.
(9)For the year ended December 31, 2021, primarily includes legal fees associated with IPO litigation and regulatory matter. For the year ended December 31, 2020, primarily includes legal fees associated with IPO litigation and regulatory matter, increased costs resulting from the COVID-19 pandemic, professional fees associated with our strategic alternatives review process, and loss on remeasurement of our tax receivable agreement liability. For the year ended December 31, 2019, primarily includes legal fees associated with IPO litigation.
Business Metrics
We review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends, formulate plans and make strategic decisions, including the following.

	Year Ended December 31,
	2021	2020	2019
Transaction Volume
Dollars (in millions)	5,866	5,515	5,954
Percentage increase (decrease)	6%	(7)%
Loan Servicing Portfolio
Dollars (in millions, at end of period)	9,631	9,549	8,984
Percentage increase	1%	6%
Cumulative Consumer Accounts
Number (in millions, at end of period)	4.4	3.7	3.0
Percentage increase	18%	23%
Transaction Volume. We define transaction volume as the dollar value of loans facilitated on our platform during a given period. Transaction volume is an indicator of revenue and overall platform profitability.
Loan Servicing Portfolio. We define our loan servicing portfolio as the aggregate outstanding consumer loan balance (principal plus accrued interest and fees) serviced by our platform at the date of measurement. Our loan servicing portfolio is an indicator of our servicing activities. The average loan servicing portfolio for the years ended December 31, 2021, 2020 and 2019 was $9.5 billion, $9.4 billion and $8.2 billion, respectively.
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
As of December 31, 2021, we had aggregate funding commitments from our ongoing Bank Partners of approximately $7.9 billion, a substantial majority of which are "revolving" commitments that replenish as outstanding loans are paid down. Of the funding commitments available at December 31, 2021 for use in the next 12 months, approximately $2.3 billion was unused and we anticipate approximately $1.8 billion of additional funding capacity will become available as loans pay down under revolving commitments during this period. As we add new Bank Partners, their full commitments are typically subject to a mutually agreed upon onboarding schedule. From time to time, certain of our Bank Partners have requested adjustments to the volume or type of loans that they originate, including, on occasion, temporary increases, decreases or suspensions of originations. We have generally honored these requests in the ordinary course of our relationships with our Bank Partners and, to date, they have not had a significant impact on the GreenSky program.
In addition to customary expansion of commitments from existing Bank Partners and the periodic addition of new Bank Partners to our funding group, we have diversified the funding for loans originated by our Bank Partners to include alternative structures with institutional investors, financial institutions and other funding sources. In the first half of 2021, the Company executed an arrangement with a leading insurance company that included an initial sale of loan participations totaling approximately $135 million and a forward flow commitment for the sale of up to $1.5 billion in additional loan participations over a one-year period.
On September 14, 2021, concurrently with the execution of the Merger Agreement and as a condition to the Company’s entry into the Merger Agreement, certain of the Company’s subsidiaries entered into a commitment letter for a backstop participation purchase facility with Goldman Sachs Bank. On November 17, 2021, such subsidiaries and Goldman Sachs Bank entered into the definitive agreements for such purchase facility, pursuant to which Goldman Sachs Bank provided such subsidiaries with (a) a commitment of up to $0.8 billion to purchase participations in loans originated by the Company’s Bank Partners under the GreenSky program during the period from the execution of definitive agreements for such purchase facility through the earlier of (i) the consummation of the Mergers pursuant to the Merger Agreement and (ii) the termination of the Merger Agreement in accordance with its terms, and (b) in the event that the Merger Agreement is terminated in accordance with its terms prior to the consummation of the Mergers, a commitment of up to $1.0 billion to purchase participations in loans originated by the Company’s Bank Partners under the GreenSky program during the period from the Merger Agreement termination date through August 31, 2022.
During the year ended December 31, 2021, GreenSky executed approximately $2.0 billion of sales of loan participations and whole loans (inclusive of the arrangements referenced above). A portion of these transactions included the sale of participations previously purchased by the Warehouse SPV, and the related proceeds from such sales were used to pay down amounts previously borrowed under the Warehouse Facility.
If the Mergers are not consummated, we anticipate whole loan or loan participation sales to continue to be important to our funding capacity. If we do not timely consummate our anticipated whole loan or loan participation sales, or if these sales combined with funding commitments from our Bank Partners are not sufficient to support expected loan originations, it could limit our ability to facilitate GreenSky program loans and our ability to generate revenue at or above current levels.
Performance of the Loans in our Bank Partners' Portfolios. While our Bank Partners bear substantially all of the credit risk on their loan portfolios, Bank Partner credit losses and prepayments impact our profitability in the following ways:

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
•Under our Bank Partner agreements, if credit losses exceed an agreed-upon threshold, we make limited payments to our Bank Partners from the escrow accounts we establish for them. Our related maximum financial exposure is contractually limited to those escrow amounts, which represented a weighted average target rate of 2.8% of the total outstanding loan balance as of December 31, 2021. Cash set aside to meet this requirement is classified as restricted cash in our Consolidated Balance Sheets. As of December 31, 2021, the financial guarantee liability associated with our escrow arrangements was approximately $102 million, which represents approximately 60% of the contractual escrow that we have established with each Bank Partner.
Performance of Loan Participations. We bear substantially all of the credit risk of loan receivables held for sale; however, our intent is that our holding period for such loan receivables is relatively brief.
For further discussion of our sensitivity to the credit risk exposure of our Bank Partners, see Part II, Item 7A “Quantitative and Qualitative Disclosure About Market Risk—Credit risk.”
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
Seasonality. See Part I, Item 1 "Business", for a seasonality discussion.

Results of Operations Summary
Years Ended December 31, 2021 and 2020
In the following results of operations discussion, unless otherwise indicated, references to 2021 and 2020 mean the years ended December 31, 2021 and December 31, 2020, respectively.
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
Transaction fees revenue decreased 3% during 2021 compared to 2020 due to a decrease in transaction fee rate (transaction fees earned as a percentage of transaction volume), partially offset by an increase in transaction volume of 6% year over year.
The transaction fee rate was 6.47% during 2021 compared to 7.13% during 2020. The year over year transaction fee rate decrease is primarily related to the mix of promotional terms of loans originated on our platform. Loans with lower interest rates, longer stated maturities and longer promotional periods generally carry relatively higher transaction fee rates. Conversely, loans with higher interest rates, shorter stated terms and shorter promotional periods generally carry relatively lower transaction fee rates. In addition, the mix of loans offered by merchants generally varies by merchant category, and is dependent on merchant and consumer preference. Therefore, shifts in merchant mix have a direct impact on our transaction fee rates. With the onset of the COVID-19 pandemic in 2020, our merchants offered a larger proportion of promotional loans, which resulted in the upward shift in the transaction fee rate in 2020 compared to 2019. In 2021, we have experienced a reversion to pre-pandemic levels as it relates to the mix of loans. In addition, the mix of loans offered by merchants generally varies by merchant category, and is dependent on merchant and consumer preference.
Servicing
We earn a specified servicing fee for providing professional services to manage loan portfolios on behalf of our Bank Partners, including servicing of participated loans for a Bank Partner that retains the loan and servicing rights. Servicing fees are paid monthly and are typically based upon an annual fixed percentage of the average outstanding loan portfolio balance. Servicing revenue is also impacted by the fair value change in our servicing assets and liabilities associated with the servicing arrangements with our Bank Partners. See Note 3 to the Consolidated Financial Statements included in Part II, Item 8 for additional information on our servicing assets and liabilities.
The following table presents servicing revenue earned from servicing fees and the fair value change in servicing assets included in our servicing revenue.

	Year Ended December 31,
	2021	2020
Servicing fee	$111,781	$115,110
Fair value change in servicing assets and liabilities	12,452	345
Total servicing revenue	$124,233	$115,455
During 2021, servicing revenue increased $8.8 million, or 8%, compared to 2020, which was primarily attributable to the net increase in the fair value of servicing assets and liabilities related to our Bank Partner servicing arrangements in 2021 of $12.5 million in 2021, as compared to $0.3 million in 2020. The fair value increase reflects changes in balances of Bank partner portfolios and the respective applicable fees during the year as well as significant improvements in credit forecasts since 2020. The servicing fee decrease reflects a 2021 average servicing fee rate of 1.18% compared to 1.26% in 2020, primarily attributable to the diversification of our funding strategy toward capital markets transactions with servicing fees, on average, marginally lower than under our Bank Partner servicing arrangements.
Interest and other
We earn interest income from loan receivables held for sale, including loan participations purchased by the Warehouse SPV. The amount of interest for each period depends on the average level of loan participations and the mix of loans owned for each period. During 2021, interest and other revenue decreased $3.0 million compared to 2020, primarily due to the significant reduction in loan receivables held for sale on our Consolidated Balance Sheets as of December 31, 2021.
Cost of Revenue (exclusive of depreciation and amortization expense)

	Year Ended December 31,
	2021	2020
Origination related	$21,354	$26,044
Servicing related	49,939	53,208
Fair value change in FCR liability	72,443	147,018
Loan and loan participation sales costs	52,565	72,357
Mark-to-market on sales facilitation obligations	2,603	10,655
Total cost of revenue (exclusive of depreciation and amortization expense)	$198,904	$309,282
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
During 2021, origination related expenses decreased 18% compared to 2020, largely driven by a decrease in customer protection expenses, which were $3.6 million lower compared to 2020. In addition, we experienced operational efficiencies in loan processing, with origination related expenses as a percent of transaction volume decreasing to 0.36% in 2021 from 0.47% in 2020.
Servicing related
Servicing related expenses are primarily reflective of the cost of our personnel (including dedicated call center personnel) and printing and postage related to consumer statement production.
During 2021, servicing related expenses decreased 6% compared to 2020 due to lower delinquency rates, which reduce collection costs. Servicing related expenses as a percent of our average loan servicing portfolio were 0.53% and 0.57% for the years ended December 31, 2021 and 2020, respectively.
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
See Note 3 to the Consolidated Financial Statements included in Part II, Item 8 for additional information on our finance charge reversal liability, including a qualitative discussion of the impact to the fair value of our liability resulting from changes in the finance charge reversal rate and discount rate. See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Credit risk”
The following table reconciles the beginning and ending measurements of our FCR liability and highlights the activity that drove the fair value change in FCR liability included in our cost of revenue. With the implementation of our whole loan and loan participation sales program in mid-2020, we experienced a decline in deferred interest loans in Bank Partner portfolios, primarily attributable to the diversification of our funding strategy and purchases of participations in deferred interest loans by the Warehouse SPV.

	Year Ended December 31,
	2021	2020
Beginning balance	$185,134	$206,035
Receipts(1)	223,650	215,049
Settlements(2)	(337,698)	(382,968)
Fair value change in FCR liability(3)	72,443	147,018
Ending balance	$143,529	$185,134
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
(2)Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that were repaid within the promotional period and includes billed finance charges not yet collected on loan participations purchased by the Warehouse SPV of $20.1 million and $28.8 million, respectively, during the years ended December 31, 2021 and 2020, which were not yet collected and subject to a potential future finance charge reversal at the time of purchase. These amounts were paid to the Bank Partner in full as of the participation purchase dates.
(3)A fair value adjustment is made based on the expected reversal percentage of billed finance charges (expected settlements), which is estimated at each reporting date. The fair value adjustment is recognized in cost of revenue in the Consolidated Statements of Operations.
Further detail regarding our receipts is provided below for the years indicated:

	Year Ended December 31,
	2021	2020
Incentive payments	$191,858	$198,570
Recoveries on unsold charged-off receivables(1)	31,792	16,479
Total receipts	$223,650	$215,049
(1)Represents recoveries on previously charged-off Bank Partner loans. We collected recoveries on previously charged-off and transferred Bank Partner loans on behalf of our charged-off receivables investors of $20.1 million and $22.7 million during the years ended December 31, 2021 and 2020, respectively. These collected recoveries are excluded from receipts, as they do not impact our fair value change in FCR liability.
The decrease of $74.6 million, or 51%, in the fair value change in FCR liability recognized in cost of revenue during 2021 compared to 2020 was primarily a function of a lower balance of deferred interest loans subject to FCR as a result of loan prepayments and our funding diversification that began in mid-2020.
Loan and loan participation sales costs
Loan and loan participation sales costs primarily include interest expense on the Warehouse Facility, realized gains and losses on sold participations, changes in lower of cost or fair value adjustments on currently owned Warehouse Loan Participations, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining the Warehouse Facility.
During the years ended December 31, 2021 and 2020, loan and loan participation sales costs were $52.6 million and $72.4 million, respectively, inclusive of realized losses of $40.0 million and $57.0 million, respectively, on Warehouse Loan Participations sold. The lower cost in 2021 reflects an increase in the price for loan products, the mix of loans, and the level of Warehouse Loan Participations held for sale by the Company.

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
During the years ended December 31, 2021 and 2020, the mark-to-market on sales facilitation obligations were $2.6 million and $10.7 million, respectively. See Note 3 to the Consolidated Financial Statements in Part II, Item 8 for further information.
Compensation and benefits
Compensation and benefits expenses primarily consist of salaries, benefits and share-based compensation for all cost centers not already included in cost of revenue, such as information technology, sales and marketing, product management and all overhead related activities.
During 2021, compensation and benefits expense increased $3.4 million, or 4%, compared to 2020 as a result of higher salary expense of $2.3 million, a $0.7 million decrease in capitalized IT costs during the period, and an increase in share-based compensation expense of $0.6 million.
Property, office and technology
Property, office and technology expenses primarily relate to technology, telecommunications and third party rent expense. These costs also include maintenance and security expenses associated with our facilities.
During 2021, property, office and technology expense increased $1.4 million compared to 2020, primarily due to an increase in software, hardware and hosting costs.
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
During 2021, depreciation and amortization expense increased $2.7 million, or 24%, compared to 2020 primarily driven by increases over time in capitalized internally-developed software.
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
During 2021, sales, general and administrative expense decreased $5.0 million, or 12%, compared to 2020 predominantly due to a decrease of $8.0 million in provision for losses related to loan receivables held for sale. The lower provision was directly related to the $566.1 million decrease in loan receivables held for sale. The decrease was partially offset by an increase in legal and regulatory costs of $3.0 million.
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
During 2021, the Company recognized a financial guarantee benefit of $15.2 million, compared to financial guarantee expense of $5.0 million in 2020. The financial guarantee benefit recognized in 2021 is primarily due to an improved forecast for future charge-offs and to accelerated prepayments on loans within our Bank Partner portfolios, as well as our funding diversification which resulted in a larger portion of our transaction volumes in 2021 being sold as loan participations into alternative structures that are not subject to the financial guarantees of our Bank Partner portfolios. In 2020, financial guarantee expense was impacted by the onset of the COVID-19 pandemic and the related increased expectations of Bank Partner loan portfolios. See Note 1 and Note 14 to the Consolidated Financial Statements included in Part II, Item 8 for additional information regarding the measurement of our financial guarantees under the new standard.
Merger-related costs
Merger-related costs include legal and other professional services expenses related to the pending merger with Goldman Sachs, and totaled $11.7 million during 2021. For more information on the pending merger, see Note 1 to the Consolidated Financial Statements included in Part II, Item 8.
Related party
Related party expenses, on a recurring basis, primarily consist of rent expense, as we lease office space from a related party. During 2021, related party expenses increased $36 thousand, or 2%, compared to 2020.
Other income (expense), net
The $7.2 million, or 32%, increase in other expense, net during 2021 compared to 2020 was primarily due to the following:
Interest and dividend income decreased $0.6 million during 2021, while interest expense increased $1.2 million, or 5%, during 2021, primarily due to a higher average balance of our term loan in 2021, as it was amended and upsized in June 2020 (the 2020 Amended Credit Agreement). See Note 7 to the Consolidated Financial Statements included in Part II, Item 8 for additional information regarding our borrowings.
Other losses were $3.8 million during 2021, primarily related to a net loss related to our interest rate swap of $6.8 million, partially offset by the change in fair value of our servicing liabilities of $1.3 million and other gains of $1.5 million. During 2020, other gains were $1.6 million and primarily related to the fair value change in servicing liabilities of $1.8 million and other gains of $1.5 million, partially offset by the remeasurement of our tax receivable agreement liability of $1.4 million.
Income tax expense (benefit)

Income tax expense recorded during 2021 reflected actual and expected income tax expense of $13.9 million on the net earnings for the entire year related to GreenSky, Inc.'s economic interest in GS Holdings. Expected income tax expense during 2020 was $3.1 million and was offset by a net tax benefit of $1.5 million. The increase in the expected income tax expense was primarily related to the increase in net earnings attributable to GreenSky, Inc.'s economic interest in GS Holdings, for which earnings are subject to U.S. federal and state corporate taxation.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests during 2021 reflects income attributable to the Continuing LLC Members for the period based on their weighted average ownership interest in GS Holdings, which was 56.9% in 2021.

Financial Condition Summary
Changes in the composition and balance of our assets and liabilities as of December 31, 2021 compared to December 31, 2020 were principally attributable to the following:
•a $84.8 million increase in cash and cash equivalents and restricted cash. See "Liquidity and Capital Resources" in this Item 7 for further discussion of our cash flow activity;
•a $566.1 million decrease in loan receivables held for sale, net, primarily due to the sale of Warehouse Loan Participations previously purchased by the Warehouse SPV during the year ended December 31, 2021;
•a $100.4 million increase in deferred tax assets, net, as a result of exchanges of Holdco Units by Continuing LLC Members;
•a $41.6 million decrease in the FCR liability primarily due to a decline in deferred interest loans in Bank Partner portfolios attributable to the diversification of our funding strategy and sales of loan participations. This activity is analyzed in further detail throughout this Item 7;
•a $27.8 million decrease in our financial guarantee liability primarily driven by (i) the credit performance of the Bank Partner portfolios in 2021 and (ii) the improvement in the forecasted credit performance of those portfolios relative to 2020. The decrease in the liability also reflects approximately $6.5 million in escrow payments funded during the period related to a Bank Partner that is no longer originating loans under the GreenSky program. There was no utilization of escrow by any Bank Partner that was originating loans under the GreenSky program during 2021;
•a $14.2 million decrease in the interest rate swap liability due to the settlement of the interest rate swap. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 for additional information;
•a $502.8 million decrease in notes payable resulting from repayments of the Warehouse Facility;
•an increase in total equity of $147.3 million primarily due to: (i) net income of $117.8 million, (ii) share-based compensation of $15.7 million, (iii) other comprehensive income, net of tax of $12.8 million associated with our interest rate swap, partially offset by distributions of $15.6 million, which were primarily tax distributions.

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
Our principal source of liquidity is cash generated from operations. Our transaction fees are the most substantial source of our cash flows and follow a relatively predictable, short cash collection cycle. Our short-term liquidity needs primarily include setting aside restricted cash for Bank Partner escrow balances and interest payments on GS Holdings' Credit Facility, which consists of the term loan and revolving loan facility, funding the portion of the Warehouse Loan Participations that is not financed by the Warehouse Facility, interest payments and unused fees on the Warehouse Facility, as defined and discussed in "Term loan and revolving loan facility" and "Warehouse Facility" within this Item 7, and sales facilitation obligations as discussed within this Item 7 and Note 3 to the

Consolidated Financial Statements in Part II, Item 8. Further, in the near term, we expect our capital expenditures to be small relative to our unrestricted cash and cash equivalents balance. We currently generate sufficient cash from our operations to meet these short-term needs. In addition, we expect to use cash for: (i) FCR liability settlements, which are not fully funded by the incentive payments we receive from our Bank Partners, but for which $53.3 million is held for certain Bank Partners in restricted cash as of December 31, 2021, and for payments under our financial guarantees (see Note 14 to the Consolidated Financial Statements in Part II, Item 8 for further discussion), and (ii) sales facilitation obligations (see Note 3 to the Consolidated Financial Statements in Part II, Item 8 for further discussion of our sales facilitation obligations). Our $100 million revolving loan facility is also available to supplement our cash flows from operating activities to satisfy our short-term liquidity needs.
The Warehouse Facility finances purchases by the Warehouse SPV of participations in loans originated through the GreenSky program. The Warehouse Facility provides committed financing of $555.0 million and provides financing for a significant portion of the principal balance of such participations and the Company funds the remainder. Although the portion financed by the Warehouse Facility varies based on the composition of the pool of participations being purchased, we expect such portion to be approximately 84% on average. From time to time, the Company purchases participations in loans that have future funding obligations. Such future funding obligations will be funded by the Bank Partner that owns the loan; however, the Company is required to purchase a participation in the future funding amount, which the Company would intend to finance through the Warehouse Facility at similar rates. As of December 31, 2021, the Warehouse SPV held $4.9 million of loan participations and the Warehouse Facility did not have an outstanding loan balance. In addition, the Warehouse SPV may conduct periodic sales of the loan participations or issue asset-backed securities to third parties, which sales or issuances would allow additional purchases to be financed at similar rates.
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
Significant Changes in Capital Structure
There were no significant changes in the Company's capital structure during the year ended December 31, 2021. See Part II, Item 7A for a discussion of our exposure to market risk, including changes to interest rates, and credit risk.
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

	Year Ended December 31,
	2021	2020	2019
Net cash provided by/(used in) operating activities	$630,901	$(468,101)	$153,327
Net cash used in investing activities	$(15,602)	$(14,567)	$(15,381)
Net cash provided by/(used in) financing activities	$(530,513)	$504,481	$(150,604)
Cash and cash equivalents and restricted cash totaled $552.4 million as of December 31, 2021, an increase of $84.8 million from December 31, 2020. Restricted cash, which had a balance of $256.0 million as of December 31, 2021 compared to a balance of $319.9 million as of December 31, 2020, is not available to us to fund operations or for general corporate purposes.
Our restricted cash balances as of December 31, 2021 and 2020 were comprised of four components: (i) $164.2 million and $173.2 million, respectively, which represented the amounts that we have escrowed with Bank Partners as limited protection to the Bank Partners in the event of certain Bank Partner portfolio credit losses or in the event that the finance charges billed to borrowers do not exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses; (ii) $53.3 million and $84.6 million, respectively, which represented an additional restricted cash balance that we maintained for certain Bank Partners related to our FCR liability; (iii) $33.3 million and $27.7 million, respectively, which represented certain custodial in-transit loan funding and consumer borrower payments that we were restricted from using for our operations; and (iv) $5.2 million and $34.4 million, respectively, which represented temporarily restricted cash related to collections in connection with Warehouse Loan Participations (which is released from restrictions in accordance with the terms of the Warehouse Facility). The restricted cash balances related to our FCR liability and our custodial balances are not included in our evaluation of restricted cash usage, as these balances are not held as part of a financial guarantee arrangement. See Note 14 to the Consolidated Financial Statements in Part II, Item 8 for additional information on our restricted cash held as escrow with Bank Partners.
Cash provided by/(used in) operating activities
Year Ended December 31, 2021. Cash flows used in operating activities were $630.9 million during 2021. Primary sources of operating cash during 2021 were: (i) earnings and other working capital benefits; and (ii) a decrease in loan receivables held for sale as a result of completed sales during the period. These sources of cash were partially offset by uses of cash from: (i) previously billed finance charges that reversed in the period; and (ii) financial guarantee liabilities.
Cash used in investing activities
Detail of the cash used in investing activities is included below for each year.

	Year Ended December 31,
	2021	2020	2019
Software	$14,286	$13,607	$12,684
Computer hardware	665	726	1,184
Leasehold improvements	651	91	911
Furniture	—	143	602
Purchases of property, equipment and software	$15,602	$14,567	$15,381
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
We had net cash used in financing activities of $530.5 million during 2021. In 2021, our primary use of cash was net repayments on the Warehouse Facility of $507.5 million as a result of sales of loan participations.
Borrowings
See Note 7 to the Consolidated Financial Statements in Part II, Item 8 for further information about our borrowings, including the use of term loan proceeds, as well as our interest rate swap.
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
There was no amount outstanding under our revolving loan facility as of December 31, 2021, which is available to fund future needs of GS Holdings’ business. We also did not draw on our available letter of credit as of December 31, 2021.
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
As of December 31, 2021, there was no outstanding loan balance on the Warehouse Facility. The Warehouse Facility is secured by the loan participations held by the Warehouse SPV, and Warehouse Facility Lenders do not have direct recourse to the Company for any loans made under the Warehouse Facility.
Expected Replacement of LIBOR
The use of the London Interbank Offered Rate (“LIBOR”) will be phased out by mid-2023. LIBOR is currently used as a reference rate for certain of our financial instruments, including our $475.0 million term loan under the 2020 Amended Credit Agreement, which is set to mature after the expected phase out of LIBOR. Our Warehouse Facility and the related interest rate cap also include certain rates that are impacted by LIBOR; however, the agreement includes LIBOR transition provisions. We will work with our lenders and counterparties to accommodate any suitable replacement rate where it is not already provided under the terms of the financial instruments and, going forward, we will use suitable alternative reference rates for our financial instruments, such as the Secured Overnight Financing Rate ("SOFR"). We will continue to assess and plan for how the phase out of LIBOR will affect the Company; however, while the LIBOR transition could adversely affect the Company, we do not currently perceive any material risks and do not expect the impact to be material to the Company.
Tax Receivable Agreement
Our purchase of Holdco Units from the Exchanging Members using a portion of the net proceeds from the IPO, our acquisition of the equity of certain of the Former Corporate Investors, and any future exchanges of Holdco Units for our Class A common stock pursuant to the Exchange Agreement (as such terms are defined in Note 1 to the

Consolidated Financial Statements in Part II, Item 8) are expected to result in increases in our allocable tax basis in the assets of GS Holdings. These increases in tax basis are expected to increase (for tax purposes) depreciation and amortization deductions allocable to us and, therefore, reduce the amount of tax that we otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent tax basis is allocated to those assets.
We and GS Holdings entered into a Tax Receivable Agreement ("TRA") with the "TRA Parties" (the equity holders of the Former Corporate Investors, the Exchanging Members, the Continuing LLC Members and any other parties receiving benefits under the TRA, as those parties are defined in Note 1 to the Consolidated Financial Statements included in Part II, Item 8), whereby we agreed to pay to those parties 85% of the amount of cash tax savings, if any, in United States federal, state and local taxes that we realize or are deemed to realize as a result of these increases in tax basis, increases in basis from such payments, and deemed interest deductions arising from such payments.
As a condition to the Merger Agreement, the Company and certain beneficiaries party to the TRA were required to enter into an amendment to the TRA (the “TRA Amendment”), which TRA Amendment provided that no payments under the TRA will be made following or as a result of the consummation of the Mergers.
Contractual Obligations
Our principal commitments consisted of obligations under our outstanding term loan and operating leases for office facilities. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2021.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan(1)	$458,875	$4,750	$9,500	$444,625	$—
Interest payments on term loan(2)	74,437	23,223	45,722	5,492	—
Revolving loan facility fees(3)	620	500	120	—	—
Interest payments and fees on Warehouse Facility(4)	12,600	6,300	6,300	—	—
Operating leases(5)	18,554	3,813	4,670	4,188	5,883
Total contractual obligations	$565,086	$38,586	$66,312	$454,305	$5,883
(1)The principal balance of the term loan is repaid on a quarterly basis at an amortization rate of 0.25% per quarter, with the balance due at maturity.
(2)Variable interest payments on our term loan are calculated based on the interest rate as of December 31, 2021 and the scheduled maturity of the underlying term loan.
(3)Amounts presented reflect a quarterly commitment fee rate of 0.50% per annum, and assume that the entire $100 million revolving loan facility is unused (the conditions that existed as of period end) for the duration of the agreement, which matures on March 29, 2023.
(4)Variable interest payments on our Warehouse Facility are calculated based on the applicable Class A and Class B interest rates as of December 31, 2021, and assume that the outstanding balance on the Warehouse Facility as of December 31, 2021 remains outstanding for the duration of the agreement. Warehouse Facility fees are calculated based on a daily unused commitment rate of 0.50% per annum, and assume that the unused commitment balance as of December 31, 2021 remains unused for the duration of the agreement. The Warehouse Facility matures on December 17, 2023.
(5)Our operating leases are for office space. Certain of these leases contain provisions for rent escalations and/or lease concessions. Rental payments, as well as any step rent provisions specified in the lease agreements, are aggregated and charged evenly to expense over the lease term. However, amounts included herein do not reflect this accounting treatment, as they represent the future contractual lease cash obligations.
The payments that we may be required to make under the TRA to the TRA Parties may be significant and are not reflected in the contractual obligations table set forth above. Refer to Part I, Item 1A "Risk Factors–Risks Related to Our Organizational Structure" and to Note 13 to the Consolidated Financial Statements in Part II, Item 8 for additional detail.

Contingencies
From time to time, we may become a party to civil claims and lawsuits in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated, which requires management judgment. Should any of our estimates or assumptions change or prove to be incorrect, it could have a material adverse impact on our consolidated financial condition, results of operations or cash flows. See Note 14 to the Consolidated Financial Statements in Part II, Item 8 for discussion of certain legal proceedings and other contingent matters.
Recently Adopted or Issued Accounting Standards
See "Recently Adopted Accounting Standards" and "Accounting Standards Issued, But Not Yet Adopted" in Note 1 to the Consolidated Financial Statements in Part II, Item 8 for additional information.
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
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in Part II, Item 8. The following is a summary of our most critical accounting estimates, which represent those that involve a higher degree of uncertainty, judgment or complexity. Accordingly, these are the policies we believe to be most critical in fully understanding and evaluating our financial condition, results of operations and cash flows.
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
See Part II, Item 7A for a discussion of our exposure to interest rate risk and credit risk as it relates to our FCR. Our discussion in Item 7A provides a useful sensitivity analysis to help facilitate a further understanding of the impact of our FCR liability on our net income.

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
We previously elected the fair value method to measure each class of servicing rights subsequent to initial recognition, as we believe that fair value is a more meaningful measure of our expected right or obligation with respect to these classes of servicing assets or liabilities, respectively. This election is irrevocable for these classes of servicing assets or liabilities. The fair value of our servicing assets associated with Bank Partner loans was $54.9 million and $30.8 million as of December 31, 2021 and 2020, respectively, which is recorded within other assets in the Consolidated Balance Sheets. The fair value of our servicing liabilities associated with Bank Partner loans and charged-off receivables was $12.3 million and $2.0 million as of December 31, 2021 and 2020, respectively, which is recorded within other liabilities in the Consolidated Balance Sheets. Changes in the fair value of our servicing assets and liabilities related to our bank partner arrangements are recorded within servicing revenue and changes in the fair value of our servicing liabilities related to charged-off receivables are recorded within other gains (losses), net in the Consolidated Statements of Operations.
The determination of the fair values of our servicing assets and liabilities requires management judgment due to the number of assumptions that underlie the valuation, including: market cost of servicing, discount rate, weighted average remaining life and recovery period. See Note 3 to the Consolidated Financial Statements in Part II, Item 8 for a qualitative discussion of how changes in each of these assumptions are generally expected to affect our fair value measures. Our servicing assets and liabilities are classified within Level 3 of the fair value hierarchy, as the primary components of the fair values are obtained from unobservable inputs based on peer market data, reasonably adjusted for assumptions that would be used by market participants to service our Bank Partner loans and transferred charged-off receivables portfolios, for which market data is not available.
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
Financial Guarantees
Under the terms of the contracts with our Bank Partners, we provide limited protection to the Bank Partners in the event of certain Bank Partner portfolio credit losses or in the event that certain finance charges billed to borrowers do not exceed the sum of an agreed-upon portfolio yield, a fixed servicing fee and realized credit losses, by holding cash in restricted, interest-bearing escrow accounts in an amount equal to a contractual percentage of the Bank Partners’ monthly originations and month-end outstanding portfolio balance, which represented a weighted average target rate of 2.8% of the total outstanding balance of the relevant Bank Partner portfolio loans as of December 31, 2021. The Company’s maximum exposure under these financial guarantees is contractually limited to the escrow that we establish with each Bank Partner. Cash set aside to meet this requirement is classified as restricted cash in our Consolidated Balance Sheets and totaled $164.2 million as of December 31, 2021.

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
For periods prior to January 1, 2020, the contingent aspect of the financial guarantee continues to be presented and disclosed in accordance with legacy guidance in ASC 450, Contingencies. Under this guidance, the contingent aspect of the financial guarantee represented the amount of payments to Bank Partners from the escrow accounts that we expected to be probable of occurring based on Bank Partner portfolio composition and our near-term expectation of credit losses. In estimating the obligation, we considered a variety of factors, including historical experience, management’s expectations of current customer delinquencies converting into Bank Partner portfolio credit losses and recent events and circumstances. The estimated contingent value of the financial guarantee was $131.9 million as of December 31, 2020.
As of December 31, 2021, the estimated value of the escrow financial guarantee was $104.1 million relative to our $164.2 million contractual escrow that was included in our restricted cash balance as of December 31, 2021. Refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 for additional discussion of our accounting for financial guarantees.
Income taxes
Our income tax expense, deferred tax assets and tax receivable agreement liability reflect management’s best assessment of estimated current and future taxes. Significant judgments and estimates are required in determining the consolidated income tax expense, deferred tax assets and tax receivable agreement liability. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state and federal pre-tax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage our business. Refer to Note 13 to the Consolidated Financial Statements in Part II, Item 8 for additional discussion of our accounting for income taxes.
Loan Receivables Held for Sale
Loan receivables held for sale represent a 100% participation interest in certain loans originated by our Bank Partners under the GreenSky program that the Company subsequently purchases with the intent to sell to a third party at carrying value. Loan receivables held for sale are recorded at fair value in the Consolidated Balance Sheets at the time a loan receivable is purchased and are subsequently measured at the lower of cost or fair value on an aggregate homogeneous portfolio basis. We apply the market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities, to value our loan receivables held for sale. Changes in the fair value of our loan receivables held for sale are recorded within cost of revenue in the Consolidated Statements of Operations.
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
See Part II, Item 7A for a discussion of our exposure to interest rate risk and credit risk as it relates to our loan receivables held for sale. Our discussion in Item 7A provides a useful sensitivity analysis to help facilitate a further understanding of the impact of our loan receivables held for sale on our net income.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, including changes to interest rates, and credit risk. However, regarding interest rate risk, we do not expect changes in interest rates to have a material impact on our ability to finance our cost of capital, given our relatively capital-light operating model.
We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject. The Audit Committee of our Board of Directors is responsible for overseeing the Company’s major financial risk exposures and reviewing the steps management has taken to monitor and control such exposures.
Interest rate risk
Loans in our Bank Partners' Portfolios. The agreed upon Bank Partner portfolio yield on the loans in our Bank Partners' portfolios is calculated based upon a margin above a market benchmark at the time of origination. An increase in the market benchmark could result in an increase in the agreed upon Bank Partner portfolio yield, which impacts future incentive payments and, therefore, could negatively impact the future fair value change in our FCR liability. We are able to manage some of the interest rate risk impact on our FCR liability through the types of loan products that we design and make available through our program (e.g., higher interest rate products, all else equal, result in higher incentive payments). However, increased interest rates may adversely impact the spending levels of our merchants’ customers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of customers to remain current on their obligations to our Bank Partners and, therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business and also negatively impact the fair value change in FCR liability, which is recorded within cost of revenue in the Consolidated Statements of Operations. Further, even though we generally intend to increase our transaction fee rates or annual percentage rates on loan products in response to rising interest rates, we might not be able to do so rapidly enough (or at all).
Loan receivables held for sale. Changes in United States interest rates affect the interest earned on our cash and cash equivalents and could impact the market value of loan receivables held for sale. A hypothetical 100 basis points increase in interest rates may have resulted in a decrease of $0.1 million and $5.9 million in the carrying value of our loan receivables as of December 31, 2021 and December 31, 2020, respectively. Alternatively, a 100 basis points decrease in interest rates would not have impacted the reported value of our loan receivables held for sale, as they are carried at the lower of cost or fair value.
Term loan. Interest rate fluctuations expose our variable-rate term loan, which consisted of our $400.0 million term loan under the 2018 Amended Credit Agreement and our $75.0 million term loan under the 2020 Amended Credit Agreement, to changes in interest expense and cash flows. The term loan has a maturity date of March 29, 2025. Based on an outstanding principal balance of $458.9 million as of December 31, 2021, and accounting for our scheduled quarterly principal balance repayments, a hypothetical 100 basis point increase in the one-month benchmark rate would result in an increase in annualized interest expense of $4.6 million.
Warehouse Facility. Our variable-rate Warehouse Facility, which provides a revolving committed financing of $555.0 million including $500.0 million under the Class A commitment and $55.0 million under the Class B commitment, is exposed to the risk of interest rate fluctuations. The revolving funding period of the Warehouse Facility expires on March 31, 2022 and the maturity date is March 31, 2023. Based on the outstanding principal balance of $0.0 million as of December 31, 2021, a hypothetical 100 basis point increase in the commercial paper conduit funding rate would result in no increase in annualized interest expense. The Warehouse SPV entered into a $555.0 million notional amortizing interest rate cap to protect against changes in cash flows attributable to interest rate risk on the variable-rate Warehouse Facility to the extent three-month LIBOR exceeds 2.5%. The interest rate cap applicable to the Warehouse Facility has a maturity date of December 18, 2023.
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
Loans in our Bank Partners' Portfolios. Our Bank Partners own and bear substantially all of the credit risk on their wholly-owned loan portfolios. On behalf of our Bank Partners as part of our obligation as the loan servicer, we try to mitigate portfolio credit losses through our collection efforts on past due amounts. For loans wholly owned by our Bank Partners, our credit risk exposure impacts the amount of incentive payments and, therefore, the amount of fair value change in FCR liability, as well as any potential financial guarantee payments. Restricted cash was set aside in escrow with our Bank Partners at a weighted average target rate of 2.8% of the total outstanding loan balance as of December 31, 2021. As of December 31, 2021, the financial guarantee liability associated with our escrow arrangements recognized in accordance with ASU 2016-13 represents over 60% of the contractual escrow that we have established with each Bank Partner.

Based on our incentive payments received during the years ended December 31, 2021 and 2020, and holding all other inputs constant (namely, the size of our loan servicing portfolio and settlement activity), a hypothetical 100 basis point increase in loan servicing portfolio credit losses would result in increases of $56.9 million and $72.5 million, respectively, in the fair value of our FCR liability. Further, such an increase in credit losses would cause us to incur additional financial guarantee expense of $16.2 million and $13.1 million during the years ended December 31, 2021 and 2020, respectively.
Loan receivables held for sale. We bear all of the credit risk associated with the loan receivables that we hold for sale, which decreased significantly as of December 31, 2021 to 1,197 loans. As of December 31, 2020, this portfolio was highly diversified across 61,142 consumer loan receivables without significant individual exposures. Based on our $5.3 million and $571.4 million loan receivables held for sale balance as of December 31, 2021 and 2020, respectively, a hypothetical 100 basis point increase in portfolio credit losses would result in lower annualized earnings of $0.1 million and $5.7 million, respectively.
Contingent consideration receivables. In exchange for selling loan participations to institutional investors, financial institutions and other funding sources, the Company in some cases receives a beneficial interest in the form of additional contingent consideration. The amount of the additional contingent consideration the Company may receive at a later date is based on certain potential outcomes (typically based on the credit performance of the assets sold or the underlying loans), which are significantly impacted by credit risk. Increases in credit losses related to loan participations subject to such additional contingent consideration will reduce the fair value of the contingent consideration receivables but such fair value can never be less than $0.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GreenSky, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of GreenSky Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in equity (deficit) and of cash flows, for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Fair Value of Finance Charge Reversal Liability

As described in Note 3 to the consolidated financial statements, the Company has recorded a finance charge reversal liability of $144 million as of December 31, 2021. The Company’s Bank Partners offer certain loan products that have a feature whereby the account holder is provided a promotional period to repay the loan principal balance in full without incurring a finance charge. For these loan products, the Company bills interest each month throughout the promotional period and, under the terms of the contracts with Bank Partners, is obligated to pay this billed interest to the Bank Partners if an account holder pays off the loan balance in full within the promotional period. The finance charge reversal liability is carried at fair value on a recurring basis in the Consolidated Balance Sheets and is estimated based on historical experience and management’s expectation of future finance charge reversals. The discount rate and estimated reversal rates for billed interest on deferred loan products are the significant unobservable inputs used to value the finance charge reversal liability. The finance charge reversal liability is classified within Level 3 of the fair value hierarchy, as the primary component of the fair value is obtained from unobservable inputs based on the Company’s data, reasonably adjusted for assumptions that would be used by market participants.

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

Fair Value of Servicing Assets and Liabilities

As described in Notes 1 and 3 to the consolidated financial statements, the Company has recorded a servicing asset of $55 million and a servicing liability of $12 million as of December 31, 2021. The Company assumes a right, obligation, or neither a right nor obligation to service consumer loans each time a loan is originated by a Bank

Partner. When the Company determines that the compensation it receives to service loans is more or less than adequate, the Company assesses the fair value of a servicing asset or liability, respectively, using a discounted cash flow model and subsequently measures the servicing asset or liability at fair value. The cost of servicing, discount rate, and weighted average remaining life are the significant unobservable inputs used to value the servicing assets and liabilities. Servicing assets and liabilities are classified within Level 3 of the fair value hierarchy, as the primary components of the fair values are obtained from unobservable inputs based on peer market data, reasonably adjusted for assumptions that would be used by market participants to service the Company’s Bank Partner loans for which market data is not available.

The principal considerations for our determination that performing procedures relating to the fair value of servicing assets and liabilities is a critical audit matter are the significant judgment by management in determining the fair value of the servicing assets and liabilities. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating the audit evidence obtained related to the cost of servicing, discount rate, and weighted average remaining life assumptions used to estimate the fair value of the servicing asset and liability. Professionals with specialized skill and knowledge were used to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s process for determining the fair value of the servicing assets and liabilities, including controls over the Company’s model, assumptions, and data. These procedures also included, among others, testing the completeness, accuracy and relevance of historical data used by management and the involvement of professionals with specialized skill and knowledge to assist in testing management’s process by evaluating the appropriateness of management’s valuation model and the reasonableness of the significant assumptions related to the cost of servicing, discount rate, and weighted average remaining life.

/s/ PricewaterhouseCoopers LLP

Atlanta, GA
March 11, 2022

We have served as the Company’s auditor since 2014.

GreenSky, Inc.
CONSOLIDATED BALANCE SHEETS
(United States Dollars in thousands, except share data)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$296,406	$147,775
Restricted cash	256,034	319,879
Loan receivables held for sale, net	5,320	571,415
Accounts receivable, net of allowance of $150 and $313, respectively	19,105	21,958
Property, equipment and software, net	23,387	21,452
Deferred tax assets, net	488,386	387,951
Other assets	100,122	52,643
Total assets	$1,188,760	$1,523,073

Liabilities and Equity (Deficit)
Liabilities
Accounts payable	$11,748	$15,418
Accrued compensation and benefits	3,505	13,666
Other accrued expenses	17,050	5,207
Finance charge reversal liability	143,529	185,134
Term loan	450,650	452,806
Warehouse facility	—	502,830
Tax receivable agreement liability	403,089	310,425
Financial guarantee liability	104,091	131,894
Other liabilities	83,248	81,169
Total liabilities	$1,216,910	$1,698,549

Commitments, Contingencies and Guarantees (Note 14)

Equity (Deficit)
Class A common stock, $0.01 par value and 130,453,786 shares issued and 114,706,583 shares outstanding at December 31, 2021 and 91,317,225 shares issued and 76,734,106 shares outstanding at December 31, 2020	$1,304	$912
Class B common stock, $0.001 par value and 69,494,728 shares issued and outstanding at December 31, 2021 and 106,165,105 shares issued and outstanding at December 31, 2020	70	107
Additional paid-in capital	122,353	110,938
Retained earnings	75,819	33,751
Treasury stock	(150,487)	(147,360)
Accumulated other comprehensive income (loss)	—	(4,340)
Noncontrolling interests	(77,209)	(169,484)
Total equity (deficit)	$(28,150)	$(175,476)
Total liabilities and equity (deficit)	$1,188,760	$1,523,073

The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(United States Dollars in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue
Transaction fees	$379,766	$393,137	$405,905
Servicing	124,233	115,455	123,696
Interest and other	14,075	17,057	3,021
Total revenue	518,074	525,649	532,622
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	198,904	309,282	249,878
Compensation and benefits	90,118	86,715	84,052
Property, office and technology	18,007	16,616	16,671
Depreciation and amortization	14,045	11,330	7,304
Sales, general and administrative	37,507	42,476	33,350
Financial guarantee expense (benefit)	(15,218)	4,952	20,699
Related party	1,774	1,738	2,412
Merger Related Costs	11,735	—	—
Total costs and expenses	356,872	473,109	414,366
Operating profit	161,202	52,540	118,256
Other income (expense), net
Interest and dividend income	586	1,167	3,080
Interest expense	(26,269)	(25,024)	(23,860)
Other (losses) gains, net	(3,825)	1,576	(8,628)
Total other income (expense), net	(29,508)	(22,281)	(29,408)
Income before income tax expense	131,694	30,259	88,848
Income tax expense (benefit)	13,880	1,597	(7,125)
Net income	$117,814	$28,662	$95,973
Less: Net income attributable to noncontrolling interests	75,670	18,697	63,993
Net income attributable to GreenSky, Inc.	$42,144	$9,965	$31,980

Earnings per share of Class A common stock:
Basic	$0.55	$0.15	$0.52
Diluted	$0.55	$0.14	$0.49

The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(United States Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$117,814	$28,662	$95,973
Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on interest rate swap	1,870	(13,936)	(2,043)
Reclassification adjustment into earnings related to interest rate swap	10,916	3,672	(479)
Other comprehensive income (loss), net of tax	12,786	(10,264)	(2,522)
Comprehensive income	$130,600	$18,398	$93,451
Less: Comprehensive income attributable to noncontrolling interests	84,116	12,017	62,227
Comprehensive income attributable to GreenSky, Inc.	$46,484	$6,381	$31,224

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

(1)Represents the cumulative effect resulting from our adoption of the Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases. See Note 1 to the Consolidated Financial Statements for additional information on our implementation.

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

(1)Represents the cumulative effect resulting from our adoption of the Financial Accounting Standards Board Accounting Standards Update 2016-13, Measurements of Credit Losses on Financial Instruments. See Note 1 to the Notes to Consolidated Financial Statements for additional information on our implementation.

The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Continued)

	GreenSky, Inc. Stockholders Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total

Balance at December 31, 2020	76,734,106	106,165,105	$912	$107	$110,938	$33,751	$(147,360)	$(4,340)	$(169,484)	$(175,476)
Net income	—	—	—	—	—	42,144	—	—	75,670	117,814
Issuance of unvested Class A common stock awards	2,263,300	—	23	—	(23)	—	—	—	—	—
Class A common stock option exercises	202,884	—	2	—	864	—	—	—	—	866
Class B common stock exchanges	36,670,377	(36,670,377)	367	(37)	(330)	—	—	—	—	—
Forfeited share-based compensation awards	(691,370)	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(472,714)	—	—	—	—	—	(3,127)	—	—	(3,127)
Distributions	—	—	—	—	—	(76)	—	—	(15,506)	(15,582)
Share-based compensation	—	—	—	—	15,660	—	—	—	—	15,660
Equity-based payments to non-employees	—	—	—	—	7	—	—	—	—	7
Tax adjustments	—	—	—	—	18,902	—	—	—	—	18,902
Impact on noncontrolling interest of change in ownership during period	—	—	—	—	(23,665)	—	—	—	23,665	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	4,340	8,446	12,786
Balance at December 31, 2021	114,706,583	69,494,728	$1,304	$70	$122,353	$75,819	$(150,487)	$—	$(77,209)	$(28,150)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$117,814	$28,662	$95,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,045	11,330	7,304
Share-based compensation expense	15,660	14,907	13,754
Equity-based payments to non-employees	7	16	15
Fair value change in servicing assets and liabilities	(13,773)	(2,157)	(29,679)
Operating lease liability payments	741	(478)	(394)
Financial guarantee expense (benefit)	(15,218)	(2,816)	16,072
Amortization of debt related costs	7,377	2,549	1,675
Original issuance discount on term loan payment	(72)	(57)	(42)
Income tax expense (benefit)	13,878	1,597	(7,125)
Loss on remeasurement of tax receivable agreement liability	—	1,386	9,790
Impairment losses	—	188	—
Mark to market on loan receivables held for sale	(3,226)	6,342	—
Loss on interest rate swap settlement	6,781	—	—
Changes in assets and liabilities:
(Increase) decrease in loan receivables held for sale	569,320	(525,831)	(49,050)
(Increase) decrease in accounts receivable	2,853	(2,465)	(4,049)
(Increase) decrease in other assets	(32,718)	(5,295)	(448)
Increase (decrease) in accounts payable	(3,669)	3,506	6,860
Increase (decrease) in finance charge reversal liability	(41,605)	(20,901)	67,446
Increase (decrease) in guarantee liability	(12,584)	(7,768)	—
Increase (decrease) in other liabilities	5,290	29,184	25,225
Net cash provided by/(used in) operating activities	630,901	(468,101)	153,327
Cash flows from investing activities
Purchases of property, equipment and software	(15,602)	(14,567)	(15,381)
Net cash used in investing activities	(15,602)	(14,567)	(15,381)
Cash flows from financing activities
Proceeds from term loan	—	70,494	—
Repayments of term loan	(4,678)	(4,318)	(3,958)
Proceeds from Warehouse Facility	328,781	852,060	—
Repayments of Warehouse Facility	(831,611)	(349,230)	—
Class A common stock repurchases	—	—	(104,272)
Member distributions	(16,746)	(51,041)	(23,468)
Proceeds from option exercises	917	470	307
Tax withholding payments on equity compensation	(3,078)	(1,199)	(12,351)
Payment of taxes on Class B common stock exchanges	—	—	(2,198)
Payments under tax receivable agreement	(4,098)	(12,755)	(4,664)
Net cash provided by/(used in) financing activities	(530,513)	504,481	(150,604)
Net increase (decrease) in cash and cash equivalents and restricted cash	84,786	21,813	(12,658)
Cash and cash equivalents and restricted cash at beginning of period	467,654	445,841	458,499
Cash and cash equivalents and restricted cash at end of period	$552,440	$467,654	$445,841

The accompanying notes are an integral part of these Consolidated Financial Statements.

GreenSky, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(United States Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow information
Interest paid	$39,793	$27,612	$22,429
Income taxes paid	7	13	11
Supplemental non-cash investing and financing activities
Capitalized software costs accrued but not paid	$773	$395	$—
Distributions accrued but not paid	1,570	3,136	5,798
Tax withholding on equity awards accrued but not paid	100	—	—
Beneficial interest in contingent consideration	25,746	—	—

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
On May 24, 2018, the Company's Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company's IPO. The newly-issued Holdco Units were sold by certain GS Holdings members, which we also refer to as "Exchanging Members." Pursuant to an "Exchange Agreement," the Continuing LLC Members can exchange their Holdco Units (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis, subject to customary adjustments, or for cash (based on the market price of the shares of Class A common stock), at our option (such determination to be made by the disinterested members of our board of directors).
The IPO and Reorganization Transactions resulted in the Company becoming the sole managing member of GS Holdings. As the sole managing member of GS Holdings, we operate and control all of GS Holdings’ operations and, through GS Holdings and its subsidiaries, conduct GS Holdings’ business. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Consolidated Financial Statements representing the GS Holdings interests held by the Continuing LLC Members. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the noncontrolling interest. As of December 31, 2021 and 2020, the Company had an economic interest in GS Holdings of 62.3% and 42.0%, respectively. During the year ended December 31, 2021 and 2020, the Company had a weighted average ownership interest in GS Holdings of 43.1% and 38.3%, respectively.
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
Pending Merger
On September 14, 2021, GreenSky, Inc. and GS Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Goldman Sachs Group, Inc., a Delaware corporation (“Goldman Sachs”), and Goldman Sachs Bank USA, a bank organized under the laws of the State of New York and wholly owned subsidiary of Goldman Sachs (“Goldman Sachs Bank”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (a) Goldman Sachs Bank will establish a new wholly owned subsidiary, which will be a Delaware limited liability company (“Merger Sub 1”), and GreenSky, Inc. will be merged with and into Merger Sub 1 (the “Company Merger”), with Merger Sub 1 surviving the Company Merger as a wholly owned subsidiary of Goldman Sachs Bank (“Surviving LLC 1”), and (b) Goldman Sachs Bank will establish a new wholly owned subsidiary, which will be a Georgia limited liability company (“Merger Sub 2”), and Merger Sub 2 will be merged with and into GS Holdings (the “Holdings Merger” and, together with the Company Merger, the “Mergers”), with GS Holdings surviving the Holdings Merger as a subsidiary of Goldman Sachs Bank and Merger Sub 1 (“Surviving LLC 2”). Consummation of the Mergers is subject to the receipt of required regulatory approvals and satisfaction of other customary closing conditions. As a condition to Goldman Sachs’s entry into the Merger Agreement, the Company and certain beneficiaries party to the Tax Receivable Agreement, dated as of May 23, 2018 (the “TRA”), by and among the Company, GS Holdings, GreenSky, LLC and the blocker corporations and beneficiaries party thereto, were required to enter into an amendment to the TRA (the "TRA Amendment"), which amendment provided that no payments under the TRA will be made following or as a result of the consummation of the Mergers. Costs that are incremental and specifically related to the pending merger are presented within merger-related costs in the Consolidated Statements of Operations.

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
Certain reclassifications have been made to the prior year presentation to conform to the current year presentation in the Consolidated Statements of Operations. These reclassifications were not material to the financial statements.
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

	December 31,
	2021	2020	2019
Cash and cash equivalents	$296,406	$147,775	$195,760
Restricted cash	256,034	319,879	250,081
Cash and cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$552,440	$467,654	$445,841
Loan Receivables Held for Sale
Loan receivables held for sale represent a 100% participation interest in certain loans originated under the GreenSky program by our Bank Partners that the Company subsequently purchases with the intent to sell to a third party at carrying value. Loan receivables held for sale are recorded at fair value at the time a loan receivable is purchased and are subsequently measured at the lower of cost or fair value on an aggregate homogeneous portfolio basis, which is further discussed in “Fair Value of Assets and Liabilities” below. We earn interest income on such loan receivables. Interest, calculated as a percentage of average outstanding principal balance in accordance with the contractual provisions of the loan arrangements, is accrued on a daily basis and collected from the borrower on a monthly basis. Accrued interest receivable and origination costs are deferred in the basis of the loan receivables. When the loan receivables are sold, any previously unrecognized deferred costs are recognized as part of realized gains and losses on sale. Gains and losses from the sale of loan receivables held for sale by the Warehouse SPV are included within cost of revenue in the Consolidated Statements of Operations. Gains and losses from the sale of all other loan receivables held for sale are included within other gains (losses), net in the Consolidated Statements of Operations.
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
At times, we have transferred our rights to previously charged-off loan receivables and received commensurate proceeds based on the expected recovery rate of such loan receivables. We have no continuing involvement with these charged-off receivables other than performing reasonable servicing and collection efforts on behalf of the third parties and Bank Partners that paid for the rights to the charged-off receivables. The proceeds from the transfers of charged-off receivables attributable to loan receivables held for sale are recognized on a collected basis as reductions of sales, general and administrative expense in the Consolidated Statements of Operations. Refer to "Servicing Assets and Liabilities" and "Fair Value of Assets and Liabilities" below for additional information on our charged-off receivables transactions.
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
Upon retirement, the asset cost and related accumulated depreciation or amortization are removed from the Consolidated Balance Sheets and any related gain or loss is included within sales, general and administrative expense in the Consolidated Statements of Operations.
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
We elected the fair value method to measure each class of servicing rights subsequent to initial recognition, as we believe that fair value is a more meaningful measure of our expected right or obligation with respect to these classes of servicing assets or liabilities, respectively. This election is irrevocable for these classes of servicing assets or liabilities. As of December 31, 2021 and December 31, 2020, the servicing assets associated with Bank Partner loans are recorded within other assets in the Consolidated Balance Sheets. As of December 31, 2021 and 2020, the servicing liabilities associated with Bank Partner loans and charged-off receivables are recorded within other liabilities in the Consolidated Balance Sheets.
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
Derivative Instruments
We are exposed to interest rate risk on our variable-rate term loan, which we managed through an interest rate swap that was determined to be a derivative in accordance with ASC 815, Derivatives and Hedging. Derivatives are recorded on the balance sheet at fair value and are marked-to-market on a quarterly basis. The accounting for the change in fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate the derivative as a hedge and apply hedge accounting, and whether the hedging relationship continues to satisfy the criteria required to apply hedge accounting.
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
Under ASU 2016-13, we are required to estimate the expected credit losses over the contractual period in which we are exposed to credit risk via a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the issuer. As applied to our financial guarantee arrangements, we are required to estimate expected credit losses, and the impact of those estimates on our potential escrow payments, for loans within our Bank Partner portfolios that are either funded or approved for funding at the measurement date, but are precluded from including future loan originations by our Bank Partners. Consistent with the modeling of loan losses for any consumer loan portfolio assumed to go into "run-off," our recognized financial guarantee liability under this model represents a significant portion of the contractual escrow established with each Bank Partner. Typically, additional financial guarantee liabilities are recorded as new loans are originated by our Bank Partners on our platform, along with a corresponding non-cash charge recorded as financial guarantee expense in the Consolidated Statements of Operations.
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
Gross contractual merchant fees may be reduced by volume-based or non-volume-based price concessions to certain merchants and channel partners (which we refer to as "Sponsors"), which are offered to generate transaction volume on the GreenSky platform. We recognize merchant fees net of consideration paid to merchants or Sponsors in the form of price concessions, which represents our expected consideration. The price concessions give rise to variable consideration at contract inception, which we estimate at the individual merchant level using the expected value method. For merchants and Sponsors receiving monthly or quarterly price concessions, which constitute the vast majority of our arrangements, it is not probable that a significant reversal in the cumulative amount of revenue recognized would occur, as the uncertainty is resolved by the end of a reporting period. Therefore, the transaction price is not significantly constrained and we assign 100% probability to the transaction price as calculated using actual transaction volume net of actual merchant and Sponsor price concessions. In the limited instances in which we issue price concessions or provide other incentives to merchants and sponsors that are not resolved by the end of a reporting period, such as those based on an annual volume target, we determine the expected value based on quarterly progress and expected future progress (using historical experience) toward achieving the estimated target. Volume-based price concessions as well as amortization of incentive assets to merchants and Sponsors that were netted against the gross transaction price were $20.4 million, $14.2 million, and $14.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. There were no significant non-volume-based price concessions made during the same periods.
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
Disaggregated revenue
Revenue disaggregated by type of service was as follows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Merchant fees	$363,438	$363,216	$361,755
Interchange fees	16,328	29,921	44,150
Transaction fees	379,766	393,137	405,905
Servicing(1)	124,233	115,455	123,696
Interest income(2)	14,074	17,049	2,977
Other(3)	1	8	44
Interest and other	14,075	17,057	3,021
Total revenue	$518,074	$525,649	$532,622
(1)For the years ended December 31, 2021 and 2020, includes a $12.5 million and $0.3 million, respectively, change in fair value of our servicing assets and liabilities related to Bank Partner arrangements. Refer to Note 3 for additional information.
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
We have no remaining performance obligations as of December 31, 2021. No assets were recognized from the costs to obtain or fulfill a contract with a customer as of December 31, 2021 and 2020. Because we recognize revenue as

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
invoiced, no contract assets or contract liabilities were recorded as of December 31, 2021 and 2020. We recognized credit losses arising from our contracts with customers of $35 thousand, $644 thousand and $950 thousand during the years ended December 31, 2021, 2020 and 2019, respectively, which are recorded within sales, general and administrative expense in our Consolidated Statements of Operations.
Share-Based Compensation
The Company issues share-based awards to certain employees and non-employees, which are measured at fair value at the date of grant. The fair value determined at the date of grant is expensed, based on our estimate of awards that will eventually vest, on a straight-line basis over the vesting period. We estimate expected forfeitures based on historical forfeiture behavior. Share-based compensation expense is included within compensation and benefits expense and cost of revenue in the Consolidated Statements of Operations. Refer to Note 12 for additional information.
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
Recently Adopted Accounting Standards
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, which modifies ASC 740, Income Taxes, to simplify the accounting for income taxes by removing certain exceptions, including intraperiod tax allocations and the calculation of income taxes in an interim period when in a loss position. The provisions of the standard applicable to us must be applied on a prospective basis. Our adoption of this standard on January 1, 2021 did not have a material effect on our Consolidated Financial Statements.
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

	Year Ended December 31,
	2021	2020	2019
Numerator:
Income before income tax expense	$131,694	$30,259	$88,848
Less: Net income attributable to noncontrolling interests	75,670	18,697	63,993
Less: Income tax expense (benefit)	13,880	1,597	(7,125)
Net income attributable to GreenSky, Inc. – basic	$42,144	$9,965	$31,980
Add: Reallocation of net income attributable to noncontrolling interests from the assumed exchange of Holdco Units for Class A common stock	75,670	18,697	63,993
Less: Income tax expense on reallocation of net income attributable to noncontrolling interests(1)	17,990	4,565	8,189
Net income attributable to GreenSky, Inc. – diluted	$99,824	$24,097	$87,784
Denominator:
Weighted average shares of Class A common stock outstanding – basic	76,860,802	67,553,999	61,091,514
Add: Dilutive effects, as shown separately below
Holdco Units exchangeable for Class A common stock	101,610,495	109,221,484	116,223,055
Class A common stock options	308,959	332,420	1,876,876
Holdco warrants exchangeable for Class A common stock	—	—	82,008
Unvested Class A common stock	1,982,535	642,935	174,592
Weighted average shares of Class A common stock outstanding – diluted	180,762,791	177,750,838	179,448,045

Earnings per share of Class A common stock outstanding – basic	$0.55	$0.15	$0.52
Earnings per share of Class A common stock outstanding – diluted	$0.55	$0.14	$0.49

Excluded from diluted earnings per share, as their inclusion would have been anti-dilutive(2)
Holdco Units	—	389,945	510,878
Class A common stock options	1,349,509	3,841,138	3,289,299
Class A common stock awards	1,500	2,123,280	2,040,965
(1)We assumed effective tax rates of 24.2%, 20.4%, and 1.2% for the years ended December 31, 2021, 2020, and 2019 respectively, which represent the effective tax rates on the consolidated GreenSky, Inc. entity inclusive of the income taxes on the portion of GS Holdings' earnings that are attributable to noncontrolling interests.
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

	Level	December 31, 2021		December 31, 2020
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents(1)	1	$296,406	$296,406	$147,775	$147,775
Loan receivables held for sale, net(2)	2	5,320	5,901	571,415	575,279
Servicing assets(3)	3	54,869	54,869	30,804	30,804
Contingent consideration receivables(3)	3	14,617	14,617	—	—
Interest rate cap(3)	2	493	493	—	—
Liabilities:
Finance charge reversal liability(3)	3	$143,529	$143,529	$185,134	$185,134
Term loan(1)	2	450,650	458,413	452,806	452,408
Interest rate swap(3)	2	—	—	14,182	14,182
Servicing liabilities(3)	3	12,276	12,276	1,984	1,984
Sales facilitation obligations(3)	2	13,258	13,258	10,655	10,655
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
Servicing assets and liabilities
We previously elected the fair value method to account for our servicing assets and liabilities to more appropriately reflect the value of the servicing rights in our Consolidated Financial Statements. As a result of this election, our servicing assets and liabilities are carried at fair value on a recurring basis within other assets and other liabilities, respectively, in the Consolidated Balance Sheets and are estimated using a discounted cash flow model. Servicing assets and liabilities are classified within Level 3 of the fair value hierarchy, as the primary components of the fair value are obtained from unobservable inputs based on peer market data, reasonably adjusted for assumptions that would be used by market participants to service our Bank Partner loans and transferred charged-off receivables portfolios, for which market data is not available. Changes in the fair value of our servicing assets and liabilities

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
related to our bank partner arrangements are recorded within servicing revenue and changes in the fair value of our servicing liabilities related to charged-off receivables are recorded within other gains (losses), net in the Consolidated Statements of Operations.
Contractually specified servicing fees recorded within servicing revenue in the Consolidated Statements of Operations totaled $111.8 million, $115.1 million and $93.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The cash flow impacts of our assets and liabilities that are measured at fair value on a recurring basis are included within net cash provided by operating activities in the Consolidated Statements of Cash Flows.
The following table reconciles the beginning and ending fair value measurements of our servicing assets associated with Bank Partner loans during the years presented.

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$30,804	$30,459	$—
Additions, net(1)	46,833	1,897	5,975
Changes in fair value	(22,768)	(1,552)	24,484
Ending balance	$54,869	$30,804	$30,459
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

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$1,984	$3,796	$3,016
Additions, net(1)	(180)	—	2,705
Changes in fair value(2)	10,472	(1,812)	(1,925)
Ending balance(3)	$12,276	$1,984	$3,796
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
(2)Includes reduction of our servicing liabilities associated with transferring our rights to charged-off receivables of $1.3 million, $1.8 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, due to the passage of time and collection of loan payments, which is recognized in other gains (losses), net in the Consolidated Statements of Operations.
(3)Includes servicing liabilities associated with transferring our rights to charged-off receivables of $663 thousand, $2.0 million and $3.8 million as of December 31, 2021, 2020 and 2019, respectively.
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

Input	December 31, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Cost of servicing (basis points)	62.5 – 88.2	77.8	57.5 - 108.0	95.0
Discount rate	18.0%	18.0%	18.0%	18.0%
Weighted average remaining life (years)	2.7 – 7.3	6.5	2.3 - 5.8	2.3
Recovery period (years)	0.8 – 2.9	2.2	1.6 – 3.9	3.1
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
Contingent consideration receivables
In exchange for selling loan participations to institutional investors, financial institutions and other funding sources, the Company receives cash, and, in some cases, beneficial interest in the form of additional contingent consideration, which may be received at a later date based on certain potential outcomes (typically based on the credit performance of the assets sold or the underlying loans).
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
The contingent consideration receivables are classified within Level 3 of the fair value hierarchy, as the primary component of the fair value is obtained from unobservable inputs based on the Company’s data, reasonably adjusted for assumptions that would be used by market participants. Changes in the fair value of the contingent consideration receivables are recorded within cost of revenue in the Consolidated Statements of Operations. Significant assumptions used in valuing our contingent consideration receivables include a discount rate and settlement period.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
At December 31, 2021, the Company had contingent consideration receivables for which the fair value of the asset was $14.6 million related to underlying beneficial interest in that consideration of $25.7 million.
The following table reconciles the beginning and ending fair value measurements of our contingent consideration receivables during the period presented. There were no loan participations subject to contingent consideration receivables as of December 31, 2020.

Year Ended December 31, 2021
Beginning balance	$—
Additions(1)	12,922
Receipts(2)	—
Other fair value changes(3)	1,695
Ending balance	14,617
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
The following table presents quantitative information about the significant unobservable inputs used to value the Level 3 contingent consideration receivables as of the date presented. There were no loan participations subject to contingent consideration receivables as of December 31, 2021.

Input	December 31, 2021
	Range	Weighted Average
Discount rate	15%	15%
Settlement period (years)	1.8 - 6.0	5.0
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
Interest rate cap
In January 2021, the Warehouse SPV entered into a $555.0 million notional amortizing interest rate cap with a strike rate of 2.5%. This cap is intended to protect against exposure to changes in cash flows attributable to interest rate risk on $555.0 million of our variable-rate Warehouse Facility to the extent three-month LIBOR exceeds 2.5%. The interest rate cap is carried at fair value on a recurring basis in the Consolidated Balance Sheets and is classified within Level 2 of the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
do not contain a high level of subjectivity. The fair value of the interest rate cap was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Changes in the fair value of our interest rate cap are recorded within cost of revenue in the Consolidated Statements of Operations.
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

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$185,134	$206,035	$138,589
Receipts(1)	223,650	215,049	159,527
Settlements(2)	(337,698)	(382,968)	(262,449)
Fair value changes recognized in cost of revenue(3)	72,443	147,018	170,368
Ending balance	$143,529	$185,134	$206,035
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
(2)Represents the reversal of previously billed finance charges associated with deferred payment loan principal balances that were repaid within the promotional period. The years ended December 31, 2021 and December 31, 2020 also includes $20.1 million and $28.8 million of billed finance charges related to loan participations held by the Warehouse SPV that were not yet collected and subject to a potential future finance charge reversal at the time of purchase, which were paid to the Bank Partner in full as of the participation purchase dates.
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

	December 31, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Reversal rate	59.0 – 100.0%	90.2%	64.8 – 100.0%	89.2%
Discount rate	3.6%	3.6%	3.5%	3.5%
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
Charged-off receivables. Historically, we have periodically transferred our rights to previously charged-off loan receivables in exchange for a cash payment based on the expected recovery rate of such loan receivables, which consist primarily of previously charged-off Bank Partner loans. We have no continuing involvement with these charged-off receivables other than performing reasonable servicing and collection efforts. The proceeds from transfers of charged-off receivables attributable to Bank Partner loans are recognized on a collected basis as reductions to cost of revenue, which reduces the fair value adjustment to the FCR liability in the period of transfer. The proceeds from transfers of charged-off receivables attributable to loan receivables held for sale are recognized on a collected basis as reductions to sales, general and administrative expense, which reduces the valuation allowance for loan receivables held for sale. There were no transfers of charged-off receivables during the years ended December 31, 2021 and 2020. As such, we retain the economic rights to retained charged-off receivables and recognize recoveries on a collected basis each period.
The following table presents details of charged-off receivables transfers during the year ended December 31, 2019.

	Aggregate Unpaid Balance			Proceeds
	Bank Partner loans	Loan receivables held for sale	Total	Bank Partner loans	Loan receivables held for sale	Total
Year Ended December 31, 2019	$223,024	$2,518	$225,542	$29,190	$312	$29,502
During the years ended December 31, 2021, 2020 and 2019, $20.2 million, $23.0 million and $22.2 million, respectively, of the aggregate unpaid balance on cumulative transferred charged-off receivables were recovered through our servicing efforts on behalf of our charged-off receivables investors.
Term loan
The carrying value of our term loan is net of unamortized debt discount and debt issuance costs. The fair value of our term loan is classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from quoted market prices for similar liabilities in an active market.
Interest rate swap
In June 2019, we entered into a $350.0 million notional, four-year interest rate swap agreement to hedge changes in our cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. This swap involves the receipt of variable-rate amounts in exchange for fixed interest rate payments over the life of the agreement without an exchange of the underlying notional amount and was designated for accounting purposes as a cash flow hedge. The interest rate swap is carried at fair value on a recurring basis in the Consolidated Balance Sheets and is classified within Level 2 of the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
do not contain a high level of subjectivity. The fair value was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. The change in the fair value of the derivative instrument designated as a cash flow hedge is initially reported as a component of other comprehensive income (loss) and later reclassified into earnings in the same period when the hedged item affects earnings. The reclassification into earnings is reported within interest expense in the Consolidated Statements of Operations.
As a result of the entering into the Merger Agreement described in Note 1 on September 14, 2021, the Company determined that it no longer met the criteria for cash flow hedge designation. Because hedge accounting is discontinued on a prospective basis, changes in the interest rate swap's fair value subsequent to that date are recognized in earnings. Amounts previously reported in accumulated other comprehensive income (loss) were reclassified to earnings as the previously hedged interest payments were made. In December 2021, the remaining balance in accumulated other comprehensive income (loss) was reclassified to earnings as the Company determined that the forecasted transactions were probable of not occurring. The Company settled the interest rate swap in December 2021.
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
At December 31, 2021 and December 31, 2020 the Company had sales facilitation obligations for which the fair value of the liability was $13.3 million and $10.7 million, respectively, related to the underlying Bank Partner loans of $625.0 million and $476.6 million, respectively. The change in fair value as of December 31, 2021 and December 31, 2020 was $2.6 million and $10.7 million, respectively, and is reflected in cost of revenue in the Consolidated Statements of Operations.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
Note 4. Loan Receivables Held for Sale
The following table summarizes the activity in the balance of loan receivables held for sale, net at lower of cost or fair value during the periods indicated.

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$571,415	$51,926	$2,876
Additions(1)	1,748,789	1,775,807	157,928
Proceeds from sales and borrower payments(2)	(2,277,258)	(1,181,867)	(104,858)
Loss on sale(3)	(39,543)	(57,043)	—
Decrease (increase) in valuation allowance(4)	6,209	(8,241)	(1,289)
Transfers(5)	3,436	344	251
Write-offs and other(6)	(7,728)	(9,511)	(2,982)
Ending balance	$5,320	$571,415	$51,926
(1)Includes purchases of $1,622 million and $1,114 million, respectively, participations in loans through the Warehouse SPV for the years ended December 31, 2021 and 2020.
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
(3)Recorded within cost of revenue in the Consolidated Statements of Operations.
(4)Valuation allowance for the year ended December 31, 2021 includes a decrease in lower of cost or fair value adjustments on our Warehouse Loan Participations of $3.2 million, partially offset by lower of cost or fair value adjustments on all other loan receivables held for sale of $301 thousand. Valuation allowance for the year ended December 31, 2020 includes an increase in lower of cost or fair value adjustments on our Warehouse Loan Participations of $6.2 million and an increase in lower of cost or fair value adjustments on all other loan receivables held for sale of $109 thousand. Provision for credit losses decreased $3.3 million, and increased $1.9 million and $1.3 million during the years ended December 31, 2021, 2020 and 2019, respectively.
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
(6)We received recovery payments of $376 thousand, $399 thousand and $50 thousand during the years ended December 31, 2021, 2020 and 2019, respectively. Recoveries of principal and finance charges and fees on previously written off loan receivables held for sale are recognized on a collected basis, and the cash proceeds received are recorded within sales, general and administrative expense in the Consolidated Statements of Operations.
The following table presents activities associated with our loan receivable sales and servicing activities during the periods indicated.

	Year Ended December 31,
	2021	2020	2019
Gain (loss) on sold loan receivables	$(39,543)	$(57,043)	$—
Cash Flows
Sales of loans	$1,897,890	$875,051	$91,946
Servicing fees	18,187	5,978	3,901
The following tables present information about loan receivables held for sale that were transferred and qualified for sales treatment under ASC 860, and therefore are no longer recorded in our Consolidated Balance Sheets, but with which we have a continuing involvement through our servicing arrangements. As such, for sold loan receivables held for sale where servicing is the only form of continuing involvement, the Company would only experience a loss if it were required to repurchase a loan participation due to a breach in representations and warranties

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
associated with its loan sale or servicing contracts.

	December 31,
	2021	2020
Total principal balance	$2,132,603	$1,061,634
Delinquent loans (unpaid principal balance)	49,762	29,092

	Year Ended December 31,
	2021	2020	2019
Net charge-offs (unpaid principal balance)	$21,441	$10,573	$16,333
In November 2021, as provided for as a condition to the Merger Agreement, the Company entered into a backstop purchase facility arrangement with Goldman Sachs Bank. This agreement includes (i) a forward flow commitment from Goldman Sachs Bank to purchase up to $800 million in loan participations during the period from the execution of such arrangements through the earlier of the consummation of the Mergers or the termination of the Merger Agreement, and (ii) in the event that the Merger Agreement is terminated in accordance with its terms prior to the consummation of the Mergers, up to $1.0 billion in loan participations during the period from the Merger Agreement termination date through the last day of the ninth full calendar month following such termination date. Pursuant to this arrangement, the Company sold $226.2 million in loan participations in December 2021.

Note 5. Accounts Receivable
As of December 31, 2021, our allowance for losses on accounts receivable was measured under ASC 326. Historically, the majority of our pools of accounts receivable did not have write-offs. For the pool of accounts receivable for which we had historical write-offs, we used an aging method and the average 12-month historical loss rate as a basis for estimating credit losses on the current accounts receivable balance. In the absence of relevant historical loss experience for the other pools of accounts receivables, we also used this average 12-month loss rate to inform our estimate of credit losses on those balances. For each pool of accounts receivable, we considered the conditions at the measurement date and reasonable and supportable forecasts about future conditions to consider if adjustments to the historical loss rate were warranted. Given (i) our methods of collecting funds on merchant and servicing receivables, (ii) we have not observed meaningful changes in our counterparties' abilities to pay, and (iii) we establish an allowance for all delinquent accounts receivable (typically deemed to be 31 days or more past due), providing for a maximum 30-day term of our accounts receivable balances, we determined that our historical loss rates remain most indicative of our lifetime expected losses.
Accounts receivable consisted of the following as of the dates indicated.

	Accounts Receivable, Gross	Allowance for Uncollectible Amounts	Accounts Receivable, Net
December 31, 2021
Transaction related	$6,916	$(150)	$6,766
Servicing related	12,339	—	12,339
Total	$19,255	$(150)	$19,105
December 31, 2020
Transaction related	$10,533	$(313)	$10,220
Servicing related	11,738	—	11,738
Total	$22,271	$(313)	$21,958

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
The following table summarizes the activity in the balance of allowance for uncollectible amounts during the period from January 1, 2021 through December 31, 2021.

December 31, 2021
Beginning balance	$(313)
Provision for expected losses	(35)
Write-offs	201
Recoveries	(3)
Ending balance	$(150)

Note 6. Property, Equipment and Software
Property, equipment and software were as follows as of the dates indicated.

	December 31,
	2021	2020
Software	$39,061	$30,641
Furniture	1,428	2,680
Leasehold improvements	3,817	4,399
Computer hardware	2,663	2,690
Total property, equipment and software, at cost	46,969	40,410
Less: accumulated depreciation	(5,356)	(6,580)
Less: accumulated amortization	(18,226)	(12,378)
Total property, equipment and software, net	$23,387	$21,452
The following table shows depreciation and amortization expense that is recorded within sales, general and administrative expense in the Consolidated Statements of Operations.

	Year Ended December 31,
	2021	2020	2019
Depreciation expense	$1,953	$2,629	$2,540
Amortization expense	12,092	8,701	4,764
Impairment losses	—	188	—
The estimated future amortization of software is as follows as of the date indicated.

December 31, 2021
2022	$11,155
2023	6,996
2024	2,684
Total	$20,835

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
Revolving loan facility. Under the 2018 Amended Credit Agreement, the maturity date of the $100 million revolving loan facility was extended to March 29, 2023. Further, the interest margin applied to revolving loans that incur interest at a base rate was modified to 2.00% per annum and the margin applied to revolving loans that incur interest at an adjusted LIBOR rate was modified to 3.00% per annum. However, if our first lien net leverage ratio is equal to or above 1.50 to 1.00, these interest margins are raised to 2.25% and 3.25%, respectively. As of December 31, 2021 and December 31, 2020, we had no borrowings under the revolving loan facility. Lastly, the 2018 Amended Credit Agreement provided for a $10.0 million letter of credit, which, to the extent drawn upon, would reduce the amount of availability under the revolving loan facility by the same amount. No amounts were drawn under our available letter of credit as of December 31, 2021.
We are subject to a quarterly commitment fee based on the daily unused amount of the revolving loan facility, inclusive of the aggregate amount available to be drawn under letters of credit, of which $10.0 million was available, but unused, as of December 31, 2021. The quarterly commitment fee rate is 0.50% per annum when our first lien net leverage ratio is above 1.50 to 1.0, but is reduced to 0.375% for any quarterly period in which our first lien net leverage ratio is equal to or below 1.50 to 1.0. For the years ended December 31, 2021, 2020 and 2019, we recognized $506 thousand, $482 thousand and $348 thousand, respectively, of commitment fees within interest expense in the Consolidated Statements of Operations.
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

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
Key details of the term loan are as follows:

	December 31,
	2021	2020
Term loan, face value(1)	$458,875	$463,625
Unamortized debt discount(2)	(3,918)	(5,153)
Unamortized debt issuance costs(2)	(4,307)	(5,666)
Term loan	$450,650	$452,806
(1)The principal balance of the term loan is scheduled to be repaid on a quarterly basis at an amortization rate of 0.25% per quarter through December 31, 2024, with the balance due at maturity. For each of the next three years, principal repayments on the term loan are expected to be $4.8 million.
(2) For the years ended December 31, 2021 and 2020, debt discount of $1.2 million and $1.0 million, respectively, and debt issuance costs of $1.4 million and $1.2 million, respectively, were amortized into interest expense in the Consolidated Statements of Operations. Giving effect to the amortization of debt discount and debt issuance costs on the term loan, the effective interest rates were 5.58% and 5.66% during the years ended December 31, 2021 and 2020, respectively.
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
The non-financial covenants include, among other things, restrictions on indebtedness, liens and fundamental changes to the business (such as acquisitions, mergers, liquidations or changes in the nature of the business, asset dispositions, restricted payments, transactions with affiliates and other customary matters). The Amended Credit Agreement also includes various negative covenants, including one that restricts GS Holdings from making non-tax distributions unless certain financial tests are met. We were in compliance with all such covenants, both financial and non-financial, as of December 31, 2021 and 2020.
Any borrowings under the Amended Credit Agreement are unconditionally guaranteed by certain of our subsidiaries. Further, the lenders have a security interest in certain assets of GS Holdings and the other guarantors thereunder.
Interest Rate Swap
In June 2019, we entered into an interest rate swap agreement to hedge changes in cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan. This interest rate swap was initially designated for accounting purposes as a cash flow hedge, but that designation was discontinued as of September 14, 2021, and the interest rate swap was settled in December 2021. See Note 8 for additional derivative disclosures.
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
Amended Warehouse Facility
In December 2020, the Warehouse Facility was amended (the "Amended Warehouse Facility") to increase the amount of the Warehouse Facility’s revolving commitment from $300 million to $555.0 million, including $500.0 million under the Class A commitment and $55.0 million under the Class B commitment. The Amended Warehouse Facility established terms for the Class B commitment (including the advance rate for the Class B loans and an interest rate on the Class B loans under the Warehouse Facility equal to a fixed spread over 1-month LIBOR), and extended the commitment termination date to December 17, 2021 and the maturity date to December 17, 2023. The commitment termination was subsequently extended to March 31, 2022 and the maturity date was contemporaneously amended to March 31, 2023. The Amended Warehouse Facility also established the fee for unused Class B commitments. The Warehouse SPV paid various other legal and banking fees in December 2020 associated with the Amended Warehouse Facility, including upfront fees, of approximately $1.6 million which were deferred over the remaining life of the Amended Warehouse Facility. The Warehouse Facility and the Amended Warehouse Facility are collectively referred to as the "Warehouse Facility."
As of December 31, 2021, there was no outstanding loan balance on the Warehouse Facility. The Warehouse Facility is secured by the loan participations held by the Warehouse SPV, and Warehouse Facility Lenders do not have direct recourse to the Company for any loans made under the Warehouse Facility. During the years ended December 31, 2021 and 2020, we amortized $785 thousand and $358 thousand, respectively, of these fees into cost of revenue in the Consolidated Statements of Operations.
The Company is subject to a fee based on a percentage of the total financing commitment that remains unused. For the year ended December 31, 2021, we recognized $1.9 million of unused commitment fees within cost of revenue in the Consolidated Statements of Operations. Unused commitment fees during the year ended December 31, 2020 were immaterial.
The Warehouse SPV's ability to utilize the Warehouse Facility is subject to the Warehouse SPV's compliance with various covenants and other requirements of the warehouse credit agreement. In 2021, the Warehouse SPV entered into a $555.0 million notional amortizing interest rate cap agreement to meet covenant provisions per the Amended Warehouse Facility. The failure to comply with such requirements may result in events of default, the accelerated repayment of amounts owed under the Warehouse Facility (often referred to as an early amortization event), a decrease in the borrowing base advance rate, an increase in the interest payable on the loans and/or the termination of the Warehouse Facility. As of December 31, 2021, the Warehouse SPV was in compliance with these covenants.
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
In June 2019, we entered into a $350.0 million notional, four-year interest rate swap agreement to hedge changes in cash flows attributable to interest rate risk on $350.0 million of our variable-rate term loan, which matures on March 29, 2025. This agreement involved the receipt of variable-rate amounts in exchange for fixed interest rate payments at 1.80% over the life of the agreement, which terminates on June 30, 2023, without an exchange of the underlying notional amount. This interest rate swap was designated for accounting purposes as a cash flow hedge. As such, changes in the interest rate swap’s fair value were deferred in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and subsequently reclassified into interest expense in each period that a hedged interest payment was made on our variable-rate term loan.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
As a result of entering into the Merger Agreement described in Note 1 on September 14, 2021, the Company determined that it no longer met the criteria for cash flow hedge designation. Because hedge accounting is discontinued on a prospective basis, changes in the interest rate swap's fair value subsequent to that date were recognized in earnings. Amounts previously reported in accumulated other comprehensive income (loss) were reclassified to earnings as the previously hedged interest payments were made. In December 2021, the remaining balance in accumulated other comprehensive income (loss) was reclassified to earnings as the Company determined that the forecasted transactions were probable of not occurring. The Company settled the interest rate swap in December 2021.
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
The contingent consideration receivables resulting from certain sales of loan participations to institutional investors, financial institutions and other funding sources serve as a host contract containing an embedded derivative. In accordance with ASC 825, the Company irrevocably elected to initially and subsequently measure the contingent consideration receivables as a whole, inclusive of the embedded derivative, at fair value. The fair value of the contingent consideration receivables will vary depending on the amount of cash the Company expects to ultimately receive, but can never be less than $0 and at no point will the Company be required to make a payment to settle this derivative. Changes in the fair value of the contingent consideration receivables are recorded within cost of revenue in the Consolidated Statements of Operations. See Note 3 for additional information on contingent consideration receivables.
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
On September 14, 2021, as a result of the entering into of the Merger Agreement described in Note 1, the Company determined that it no longer met the criteria for cash flow hedge designation for an interest rate swap agreement. As such, as of September 30, 2021, this interest rate swap agreement was no longer designated as a hedge. The interest rate swap was settled in December 2021. Please see "Derivative Instruments Designated as Hedges" in this Note 8 for additional information related to the terms of this interest rate swap agreement.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
Derivative Instruments on our Consolidated Financial Statements
The following table presents the fair values and Consolidated Balance Sheets locations of our derivative instruments as of the dates indicated.

		December 31,
	Balance Sheet Location	2021	2020
Designated as cash flow hedges
Interest rate swap	Other liabilities	$—	$14,182
Not designated as hedges
FCR liability	Finance charge reversal liability	$143,529	$185,134
Sales facilitation obligations	Other liabilities	13,258	10,655
Contingent consideration receivables	Other assets	14,617	—
Interest rate cap	Other assets	493	—
The following table presents the impacts of our derivative instruments on our Consolidated Statements of Operations for the periods indicated.

	Year Ended December 31,
	2021	2020	2019
Not designated as hedges
FCR liability – change in fair value recorded in cost of revenue	$72,443	$147,018	$170,368
Sales facilitation obligations - change in fair value recorded in cost of revenue	2,603	10,655	—
Contingent consideration receivables - change in fair value recorded in cost of revenue	14,617	—	—
Interest rate swap - gain (loss) reclassified into interest expense	$(12,302)	$(4,057)	$441
Interest rate swap - change in fair value recorded in other gains (losses)	1,902	—	—
Interest rate swap - loss reclassified into other gains (losses) as the forecasted transaction is probable of not occurring	(8,683)	—	—
Interest rate swap - gain (loss) reclassified into income tax expense	1,386	385	(38)
Interest rate cap - change in fair value recorded in cost of revenue	493	—	—
Our derivative instrument activities are included within operating cash flows in our Consolidated Statements of Cash Flows.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the components of accumulated other comprehensive income (loss) associated with our cash flow hedge, which exclude amounts pertaining to noncontrolling interests, for the years presented.

	December 31,
Cash Flow Hedge	2021	2020
Accumulated other comprehensive income (loss), beginning balance	$(4,340)	$(756)
Other comprehensive income (loss) before reclassifications and tax	59	(6,324)
Tax (expense) benefit	(11)	1,540
Other comprehensive income (loss) before reclassifications, net of tax	48	(4,784)
Reclassifications out of accumulated other comprehensive income (loss), net of tax(1)	4,292	1,200
Net (increase) decrease in other comprehensive loss	4,340	(3,584)
Accumulated other comprehensive income (loss), ending balance	$—	$(4,340)
(1)Net of tax benefit (expense) of $1,386 thousand and $385 thousand during the years ended December 31, 2021 and 2020, respectively.
Note 9. Other Assets and Liabilities
The following table details the components of other assets in the Consolidated Balance Sheets as of the dates indicated.

	December 31,
	2021	2020
Servicing assets(1)	$54,869	$30,804
Right-of-use assets(2)	11,792	8,265
Prepaid expenses(3)	8,078	8,860
Related party receivables	50	88
Contingent consideration receivables	14,617	—
Other receivables and assets(4)	10,716	4,626
Other assets	$100,122	$52,643
(1)We elected the fair value method to account for our servicing assets. Refer to Note 3 for additional information.
(2)Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term. Refer to Note 14 for additional information.
(3)Includes $1.0 million and $1.2 million of implementation costs related to a new cloud computing arrangement which is categorized as a hosting arrangement that is a service contract under ASU 2018-15 as of December 31, 2021 and 2020, respectively. Amortization for the year ended December 31, 2021 is $201 thousand and accumulated amortization as of December 31, 2021 is $209 thousand.
(4)Includes $6.1 million of merchant and sponsor incentive assets that are attributed as a contra-revenue adjustment to transaction revenue as the promised goods or services are transferred to the customers over the contract terms. Amortization for the year ended December 31, 2021 was $561 thousand.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
The following table details the components of other liabilities in the Consolidated Balance Sheets as of the dates indicated.

	December 31,
	2021	2020
Transaction processing liabilities	$34,065	$30,169
Servicing liabilities(1)	12,276	1,984
Distributions payable	1,570	3,136
Interest rate swap(2)	—	14,182
Tax related liabilities(3)	538	691
Operating lease liabilities	13,409	10,107
Accruals and other liabilities	8,132	10,245
Sales facilitation obligations(4)	13,258	10,655
Other liabilities	$83,248	$81,169
(1)We elected the fair value method to account for our servicing liabilities. Refer to Note 3 for additional information.
(2)Refer to Note 3 and Note 8 for additional information on our interest rate swap.
(3)Tax related liabilities primarily include certain taxes payable related to the Reorganization Transactions.
(4)Changes in the fair value of the embedded derivative for loan participation commitments are recognized as a mark-to-market in cost of revenue for the period.
Note 10. Noncontrolling Interests
GreenSky, Inc. is the sole managing member of GS Holdings and consolidates the financial results of GS Holdings. Therefore, the Company reports a noncontrolling interest based on the common units of GS Holdings held by the Continuing LLC Members. Changes in GreenSky, Inc.’s ownership interest in GS Holdings, while GreenSky, Inc. retains its controlling interest in GS Holdings, are accounted for as equity transactions. As such, future redemptions or direct exchanges of Holdco Units by the Continuing LLC Members (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital. The Company consolidates the financial results of GS Holdings and reports a noncontrolling interest in its Consolidated Financial Statements representing the GS Holdings interests held by Continuing LLC Members. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the noncontrolling interests. During the years ended December 31, 2021 and 2020, GreenSky, Inc. had a weighted average ownership interest in GS Holdings of 43.1% and 38.3%, respectively.
During the year ended December 31, 2021, an aggregate of 37 million Holdco Units were exchanged by the Continuing LLC Members (with automatic cancellation of Class B common stock) for 37 million newly-issued shares of Class A common stock and 2.3 million shares of Class A restricted stock were issued, which increased our total ownership interest in GS Holdings to 62%. During the year ended December 31, 2020, an aggregate of 7 million Holdco Units were exchanged by the Continuing LLC Members (with automatic cancellation of Class B common stock) for 7 million newly-issued shares of Class A common stock and 3.5 million shares of Class A restricted stock were issued, which increased our total ownership interest in GS holdings to 42.0%.
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
As of December 31, 2021, there were 15,747,203 shares of Class A common stock held in treasury, including: (i) purchases of 13,425,688 shares of Class A common stock at a cost of $146.1 million, (ii) 1,611,348 shares associated with forfeited restricted stock awards, and (iii) 710,167 shares associated with tax withholdings upon vesting of restricted stock awards. Upon reissuance of any treasury shares, the Company uses a first-in, first-out approach. There were no reissuances of treasury shares during the years ended December 31, 2021, 2020 and 2019.
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

	Year Ended December 31,			Remaining Reserved Payment(1)
(in thousands)	2021	2020	2019
Non-tax distributions previously declared and paid upon vesting
Credit Agreement Distributions(2)
Distributions	$1,059	$1,927	$2,787	$1,005
Related party payments	—	—	570	—
Special Operating Distributions
Distributions	507	914	1,304	565
Related party payments	—	—	258	—
Tax distributions	15,180	48,200	18,549	N/A
Total	$16,746	$51,041	$23,468	$1,570
(1)As of December 31, 2021, all remaining portions of the non-tax distributions were recorded within other liabilities in the Consolidated Balance Sheets.
(2)See Note 7 for discussion of distributions using the proceeds from our borrowings.

Note 12. Share-Based Compensation
We maintain the 2018 Omnibus Incentive Compensation Plan (the "2018 Plan"), which was adopted in April 2018. The Company reserved a total of 24 million shares of Class A common stock for issuance pursuant to the 2018 Plan. As of December 31, 2021, 14.5 million shares of the Company's common stock remained available for future issuance under the 2018 Plan. The Company has the following types of share-based compensation awards outstanding as of December 31, 2021: Class A common stock options, unvested Holdco Units and unvested Class A common stock awards.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
The following table summarizes share-based compensation expense we recorded within compensation and benefits expense and cost of revenue in the Consolidated Statements of Operations.

	Year Ended December 31,
	2021	2020	2019
Included within
Compensation and benefits	$14,133	$13,573	$12,882
Cost of revenue	1,527	1,334	872
Class A Common Stock Options
Class A common stock options ("Options") granted by the Company are time-vested awards that vest ratably over a period of four to five years of continued employee or non-employee service. The contractual term of Options is ten years from the grant date. Options are not subject to post-vesting restrictions. Upon the exercise of Options, the Company issues new shares of Class A common stock.
Option activity was as follows during the periods indicated:

	Year Ended December 31,
	2021		2020	2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Number of Options
Outstanding at beginning of period	3,862,926	$9.70	4,181,909	8,053,292
Granted(1)	—	—	1,134,644	1,610,407
Exercised(2)(3)	(375,903)	5.82	(539,880)	(5,192,471)
Forfeited	(497,198)	9.24	(725,043)	(258,819)
Expired(4)	(386,787)	10.30	(188,704)	(30,500)
Outstanding at end of period(5)	2,603,038	$10.01	3,862,926	4,181,909
Exercisable at end of period(5)(6)	1,306,879	$10.98	1,362,613	1,262,998
(1)No options were granted during the year ended December 31, 2021. Weighted average grant date fair value of Options granted during the years ended December 31, 2020 and 2019 was $1.73 and $3.38, respectively.
(2)The total intrinsic value of Options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, during the years ended December 31, 2021, 2020 and 2019 was $0.8 million, $1.4 million and $27.7 million, respectively.
(3)Employees paid $917 thousand to the Company during the year ended December 31, 2021 to exercise Options, which resulted in the issuance of 165,227 shares of Class A common stock. In addition, during this period, Options exercisable for 124,500 shares of Class A common stock were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 15,907 shares of Class A common stock and for which the Company paid withholding taxes of $51 thousand. Options exercisable for 86,176 shares of Class A common stock were exercised by means of a cashless net exercise procedure by non-employee directors, which resulted in the issuance of 21,750 shares of Class A common stock.
Non-employee directors paid $470 thousand to the Company during the year ended December 31, 2020 to exercise Options, which resulted in the issuance of 434,880 shares of Class A common stock. In addition, during this period, Options exercisable for 105,000 shares of Class A common stock were exercised by means of a cashless net exercise procedure, which resulted in the issuance of 15,051 shares of Class A common stock and for which the Company paid withholding taxes of $73 thousand. No amounts were paid by employees to the Company to exercise Options for the year ended December 31, 2020.
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

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
(5)The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of the date indicated:

December 31, 2021
Aggregate intrinsic value (in thousands)
Options outstanding	$7.4
Options exercisable	$2.7
Weighted average remaining term (in years)
Options outstanding	7.0
Options exercisable	6.4
(6)The total fair value, based on grant date fair value, of Options that vested during the years ended December 31, 2021, 2020 and 2019 was $2.3 million, $2.8 million and $2.6 million, respectively.
Compensation expense related to Options is measured based on their grant date fair values. We use a Black-Scholes options pricing model to determine the grant date fair value of Options.
The following inputs and assumptions were used to value the Options as of the grant dates for the years indicated. There were no Options granted in 2021.

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.46 – 0.48%	1.50 – 2.50%
Expected volatility(1)	48.28 – 48.50%	22.45 – 24.40%
Expected dividend yield(2)	—%	—%
Expected term (in months)(3)	75	75
Fair value of Options	$1.72 – $1.90	$1.77 – $3.78
(1)Beginning in 2020, we estimated volatility based on historical volatility rates of GreenSky and a peer group of public payment processing companies over a period that approximates the expected term. Prior to 2020, we estimated volatility based on historical volatility rates of a peer group of public companies over a period that approximates the expected term.
(2)We assumed a dividend yield of zero as we have no plans to declare dividends for the foreseeable future.
(3)We determined the expected term as the midpoint between the scheduled vesting and expiration dates of the awards. We used the simplified method primarily due to having insufficient historical Option exercise experience upon which to reasonably estimate an expected term.
At December 31, 2021, unrecognized compensation costs related to unvested Options totaled $2.6 million, which will be recognized over a weighted average remaining requisite service period of 1.7 years.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
Unvested Holdco Units
As part of the Reorganization Transactions and IPO, certain profits interests in GS Holdings were converted to vested and unvested Holdco Units based on the prevailing profits interests thresholds and the IPO price. The converted Holdco Units remain subject to the same service vesting requirements as the original profits interests, which vest ratably over a period of five years of continued employee service. Unvested Holdco Units are not subject to post-vesting restrictions. Unvested Holdco Units activity was as follows during the years indicated:

	Year Ended December 31,
	2021		2020	2019
	Number of Holdco Units	Weighted Average Grant Date Fair Value	Number of Holdco Units	Number of Holdco Units
Unvested at beginning of period	489,486	$23.00	1,112,607	2,514,856
Forfeited	—	N/A	(47,783)	(301,735)
Vested(1)	(259,246)	23.00	(575,338)	(1,100,514)
Unvested at end of period	230,240	$23.00	489,486	1,112,607
(1)The total fair value, based on grant date fair value, of previously unvested Holdco Units that vested during the years ended December 31, 2021, 2020 and 2019 was $6.0 million, $13.2 million and $25.3 million, respectively.
During the years ended December 31, 2021, 2020 and 2019, 618,697 and 185,227 and 655,334, respectively, vested Holdco Units were exchanged (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis. At December 31, 2021, 3,335,676 vested Holdco Units were eligible for exchange for shares of our Class A common stock.
At December 31, 2021, unrecognized compensation costs related to unvested Holdco Unit awards totaled $1.5 million, which will be recognized over a weighted average remaining requisite service period of 1.1 years.
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

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
Unvested Class A common stock activity was as follows during the years indicated:

	Year Ended December 31, 2021		Year Ended December 31, 2020	Year Ended December 31, 2019
	Class A common stock	Weighted Average Grant Date Fair Value	Class A common stock	Class A common stock
Unvested at beginning of period	4,956,922	$6.53	2,999,343	454,561
Granted(1)	2,263,300	6.74	3,473,245	2,887,905
Forfeited(2)	(691,370)	6.48	(697,383)	(210,845)
Vested(3)	(1,647,530)	6.71	(818,283)	(132,278)
Unvested at end of period	4,881,322	$6.57	4,956,922	2,999,343
(1)Weighted average grant date fair value of restricted stock awards granted during the year ended December 31, 2021, 2020 and 2019 was $6.74, $3.96 and $10.90, respectively.
(2)Forfeited shares of unvested Class A common stock associated with restricted stock awards are held in our treasury stock account. Refer to Note 11 for additional information on our treasury stock.
(3)The total fair value, based on grant date fair value, of previously unvested Class A common stock that vested during the years ended December 31, 2021, 2020 and 2019 was $11.1 million, $9.7 million and $2.6 million, respectively.
At December 31, 2021, unrecognized compensation costs related to unvested Class A common stock totaled $23.7 million, which will be recognized over a weighted average remaining requisite service period of 2.6 years.
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
The Company's income before income tax expense of $131.7 million, $30.3 million and $88.8 million during the years ended December 31, 2021, 2020 and 2019, respectively, consisted entirely of income earned in the United States.
Components of income tax expense consisted of the following for the years indicated:

	Year Ended December 31,
	2021	2020	2019
Current income tax expense (benefit):
Federal	$5	$3	$5
State	7	9	10
Deferred income tax expense (benefit):
Federal	12,030	2,963	4,206
State	1,838	(1,378)	(11,346)
Income tax expense (benefit)	$13,880	$1,597	$(7,125)

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
A reconciliation of the United States statutory income tax rate to the Company's effective income tax rate is as follows for the years indicated:

	Year Ended December 31,
	2021	2020	2019
Statutory federal tax rate	21.0%	21.0%	21.0%
Income attributable to noncontrolling interests and nontaxable income	(12.1)	(13.0)	(15.2)
State income taxes, net of federal benefit	1.4	1.1	0.6
State rate change impact on deferred taxes	—	(5.7)	(13.0)
Remeasurement of liability under tax receivable agreement	—	1.1	2.3
Excess tax benefits related to share-based compensation	—	0.9	(3.3)
Other	0.2	(0.1)	(0.4)
Effective income tax rate	10.5%	5.3%	(8.0)%
The Company’s effective tax rate was 10.5% in 2021, in comparison to the U.S. federal statutory tax rate of 21.0%. The effective tax rate for the year ended December 31, 2021 includes an adjustment for the portion of GS Holdings’ earnings that are attributable to the non-controlling interests, as well as immaterial tax effects of other items required to be recorded discretely in the interim periods in which they occur. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax; therefore, the effective tax rate can vary from period to period.
Deferred tax assets, net of $488.4 million and $388.0 million as of December 31, 2021 and December 31, 2020, respectively, relate primarily to the basis difference in our investment in GS Holdings. This basis difference arose primarily as a result of the Reorganization Transactions, the IPO and subsequent exchanges of Class B common stock for Class A common stock.
As of December 31, 2021, we concluded based on the weight of all available positive and negative evidence that all of our deferred tax assets are more likely than not to be realized. As such, no additional valuation allowance was recognized.
Details of the Company’s deferred tax assets and liabilities are as follows as of the dates indicated:

	December 31,
	2021	2020
Deferred tax assets:
Investment in partnership	$454,133	$366,889
Net operating loss carryforwards and tax credits	33,038	19,622
Other	1,216	1,440
Total	488,387	387,951
Valuation allowance	—	—
Total deferred tax assets	488,387	387,951
Total deferred tax liabilities	—	—
Deferred tax assets, net	$488,387	$387,951
As of December 31, 2021, the Company had federal and state (net of federal benefit) net operating loss carryforwards (“NOLs”) of $31.6 million, of which approximately $27.9 million have an indefinite life. NOLs of $3.7 million will begin to expire in 2030. As of December 31, 2021, the Company had federal and state tax credit carryforwards, inclusive of uncertain tax positions, of $677 thousand and $762 thousand, respectively, which will begin to expire in 2028 and 2038, respectively. The Company believes as of December 31, 2021, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the NOLs and tax credits and, as such, no valuation allowance was recorded.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows for the years indicated.

	Year Ended December 31,
	2021	2020
Beginning balance	$98	$54
Increase related to current year tax positions	39	44
Decrease related to current year tax positions	—	—
Ending balance	$137	$98
As of December 31, 2021 and 2020, the total liability related to uncertain tax positions was $137 thousand and $98 thousand, respectively. If recognized, $137 thousand of the amount of unrecognized tax benefits would impact our effective tax rate. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties were immaterial as of December 31, 2021 and 2020, and therefore did not impact the effective income tax rate.

The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2021, the Company’s federal income tax returns for the years 2018 through 2020 and state and local tax returns for the years 2017 through 2020 remain open and are subject to examination.
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
On May 23, 2018, we entered into a tax receivable agreement ("TRA") that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of GS Holdings resulting from any redemptions or exchanges of Holdco Units and from our acquisition of the equity of certain of the Former Corporate Investors, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the "TRA Payments"). During 2021 the TRA was amended to provide that, upon the consummation of a qualifying change in control, no early termination payment or tax benefit payment would be required to be made. During the years ended December 31, 2021 and 2020, we made payments, inclusive of interest, of $4.1 million and $12.8 million, respectively, to members of GS Holdings pursuant to the TRA. Pending the closing of the merger, no additional payments will be made pursuant to the TRA.
As a result of the Reorganization Transactions, the IPO and subsequent exchanges of Class B common stock for Class A common stock, during the years ended December 31, 2021 and 2020, the Company recognized deferred tax assets in the amount of $113.8 million and $11.9 million, respectively, and corresponding tax receivable agreement liabilities of $96.8 million and $10.1 million, respectively, representing approximately 85% of the tax benefits due to beneficiaries of the TRA. The offset to the initial entries recorded in connection with exchanges in each year was to additional paid-in capital in the Consolidated Statements of Equity (Deficit). During the year ended December 31, 2021, there was no change in deferred tax assets due to state tax law changes, and there was no filing in certain states for the first time, thus no corresponding change in tax benefit. During the year ended December 31, 2020, there was a $1.6 million increase in deferred tax assets due to various state tax law changes and filing in certain states for the first time, with a corresponding $1.6 million tax benefit. Because there were no state tax rate changes in 2021, there was not a corresponding impact to the TRA liability or adjustment to other gains (losses). In the year

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
ended 2020, the TRA liability increased $1.4 million, with a corresponding adjustment to other gains (losses), net in the Consolidated Statements of Operations.
As a condition to the Merger Agreement, the Company and certain beneficiaries party to the TRA were required to enter into an amendment to the TRA (the “TRA Amendment”), which TRA Amendment provided that no payments under the TRA will be made following or as a result of the consummation of the Mergers.
As of December 31, 2021 and 2020, the Company had a liability of $403.1 million and $310.4 million, respectively, related to its projected obligations under the TRA, which is captioned as tax receivable agreement liability in our Consolidated Balance Sheets.
Note 14. Commitments, Contingencies and Guarantees
Commitments
Leases
In accordance with ASC 842, Leases, we determine if an arrangement is or contains a lease at inception of the contract. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We primarily lease our premises under multi-year, non-cancelable operating leases. Operating leases are included in other assets and other liabilities in our Consolidated Balance Sheets. As of December 31, 2021 and 2020, we did not have any finance leases.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The operating lease ROU assets are increased by any prepaid lease payments and are reduced by any unamortized lease incentives. While our lease terms may include options to extend or terminate the leases, it is not reasonably certain that we will exercise such options. Base rent is typically subject to rent escalations on each annual anniversary from the lease commencement dates. Lease expense for lease payments, including any step rent provisions specified in the lease agreements, is recognized on a straight-line basis over the lease term and is included within property, office and technology and related party expenses in the Consolidated Statements of Operations. Operating lease cost associated with our ROU assets and lease liabilities was $4.9 million, $4.2 million, and $3.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 15 for additional information regarding office space leased from a related party.
On June 23, 2021 GreenSky exercised an early termination option for one of its leases effective December 31, 2021. Accordingly, GreenSky remained in the leased space through December 31, 2021 and has paid a termination penalty of $1.2 million. The remeasurement of the lease liability resulted in a reduction of $1.0 million and a corresponding adjustment to the right of use asset.
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
As of December 31, 2021, we did not have any operating leases that had not yet commenced.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
Supplemental cash flow and noncash information related to our operating leases were as follows for the years indicated.

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$4,159	$4,765
Noncash operating lease ROU assets obtained in exchange for operating lease liabilities
Resulting from new or modified leases	7,888	9
Supplemental balance sheet information related to our operating leases was as follows as of the dates indicated.

	December 31,
	2021	2020
Operating lease ROU assets	$11,792	$8,265
Operating lease liabilities	13,409	10,107
Weighted average remaining lease term (in years)	6.4	2.4
Weighted average discount rate	5.6%	5.8%
The following table provides a reconciliation of the total undiscounted cash flows related to our future lease obligations recorded in other liabilities in the Consolidated Balance Sheets in accordance with ASC 842:

December 31, 2021
2022	$3,813
2023	2,661
2024	2,009
2025	2,065
2026	2,123
Thereafter	5,883
Total lease payments	$18,554
Less: imputed interest	(5,145)
Operating lease liabilities	$13,409
Covenants
Our transaction processor and some Bank Partners impose financial covenants upon our wholly owned subsidiary, GSLLC. As of December 31, 2021 and 2020, GSLLC was in compliance with the financial covenant provisions in these agreements. In addition, the agreements entered into as part of our loan participation sales with institutional investors and financial institutions impose financial covenants upon the Company. As of December 31, 2021, the Company was in compliance with the financial covenant provisions in these agreements. See Note 7 for discussion of financial and non-financial covenants associated with our borrowings.
Other Commitments
As of December 31, 2021 and 2020, the outstanding open and unused line of credit on approved loan receivables held for sale was $2.7 million and $99.9 million, respectively. We did not record a provision for these unfunded commitments, but we believe we have adequate cash on hand to fund these commitments.
For certain Bank Partners, we maintain a restricted cash balance based on a contractual percentage of the total interest billed on outstanding deferred interest loans that are within their respective promotional periods less previous FCR on such outstanding loans. As of December 31, 2021 and 2020, restricted cash in the Consolidated Balance Sheets includes $53.3 million and $84.6 million, respectively, associated with these arrangements.

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
Further, from time to time, we place Bank Partner loans on non-accrual and non-payment status (“Pended Status”) while we investigate consumer loan balance inquiries, which may arise from disputed charges related to work performed by third-party merchants. As of December 31, 2021, Bank Partner loan balances in Pended Status were $11.7 million. While it is management’s expectation that the majority of these loan balance inquiries will be resolved without incident, in certain instances we may determine that it is appropriate for the Company to permanently reverse the loan balance, assume the economic responsibility and record a liability for these instances. As of December 31, 2021, our liability for potential Pended Status future losses was $1.6 million.
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
In April 2021, the parties in the case entered into a binding Memorandum of Understanding to settle the matter and the proposed settlement was preliminarily approved by the District Court in June 2021. All amounts payable by the Company under the settlement have been paid by the Company’s insurers as of December 31, 2021.
Regulatory matter. We have, from time to time in the normal course of our business, received or are subject to, inquiries or investigations by regulators regarding the GreenSky program, including the origination and servicing of consumer loans, practices by merchants or other third parties, and licensing and registration requirements.
In July 2021, the Company entered into a consent order with the Consumer Financial Protection Bureau to resolve its inquiry related to consumer complaints about certain allegedly unauthorized loans initiated by certain merchants. Without admitting any liability or wrongdoing, GreenSky paid a civil money penalty of $2.5 million and agreed to provide redress to eligible consumers where there is insufficient evidence of customer authorization that will be capped at $3 million in cash redress (with a minimum remittance of $750,000) and capped at $6 million in credit redress via loan cancellations.
Other matters. In the ordinary conduct of our business, we are involved, from time to time, in (i) various legal actions, including arbitrations, class actions and other proceedings, and (ii) inquiries and investigations (both formal and informal) by governmental agencies involving, among other matters, the origination and servicing of consumer loans, licensing and merchant activity, certain of which actions, inquiries and investigations may result in adverse judgments, settlements, fines, penalties and injunctive relief.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
We recognize all legal fees as they are incurred with respect to all such matters as a sales, general and administrative expense in our Consolidated Statements of Operations. Where available information indicates that it is probable a liability has been incurred in connection with any pending matter and we can reasonably estimate the amount of such liability, we also accrue the estimated liability by a charge to income.
In many matters, however, it is inherently difficult to determine whether any loss is probable (or even possible) or to estimate the amount of any such loss, and it is not possible to predict with reasonable certainty if, how or when such matters will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be. Numerous issues may need to be resolved before a loss or additional range of loss can be reasonably estimated, including through lengthy discovery, determination of important factual matters and the calculation of damages or other relief.
Subject to the foregoing, we do not believe, based on currently available information, that the outcome of currently pending matters will have a material adverse effect on our financial condition, results of operations or cash flows.
With respect to all legal proceedings, it is our policy to recognize legal fees as they are incurred as a sales, general and administrative expense in our Consolidated Statements of Operations.
Financial Guarantees
As of December 31, 2021, the contingent aspect of our financial guarantee was measured under ASC 326, Financial Instruments – Credit Losses, which requires us to estimate expected credit losses, and the impact of those estimates on our required payments under the financial guarantee arrangement, for loans within our Bank Partner portfolios that are either funded or approved for funding at the measurement date, but precludes us from including future loan originations by our Bank Partners. Consistent with the modeling of loan losses for any consumer loan portfolio assumed to go into "run-off," our recognized financial guarantee liability under this model represents a significant portion of the contractual escrow that we establish with each Bank Partner. Typically, changes in the estimated financial guarantee liability as measured under ASC 326 are driven primarily by new Bank Partner loans that are facilitated on our platform during the period and thereby increase the contractual escrow balance and, to a lesser degree, by changes in underlying assumptions.
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
Credit losses: We use lifetime historical credit loss experience for each loan plan comprising a Bank Partner's loan portfolio as a basis for estimating future credit losses. In assessing the current conditions and forecasts of future conditions as of December 31, 2021, we primarily considered the current and expected economic impacts of the COVID-19 pandemic on the macroeconomic environment, as well as initiatives undertaken by the Company to mitigate credit losses, such as the emphasis on our Bank Partners' super-prime promotional loan programs with our merchants and offering loan deferral options to GreenSky program borrowers. All other factors remaining constant, higher credit losses reduce our incentive payments and thereby increase our risk of loss for escrow usage. Generally, higher credit losses earlier in the forecast period expose us to greater risk of loss under our financial guarantee

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
arrangements, as the contractual escrow balance is highest early in the forecast period in conjunction with the outstanding portfolio balance in a "run-off" scenario.
As of December 31, 2021 and December 31, 2020, the estimated value of the escrow financial guarantee was $104.1 million and $131.9 million, respectively, relative to our $164.2 million and $173.2 million contractual escrow that was included in our restricted cash balance as of December 31, 2021 and December 31, 2020, respectively. We recognized financial guarantee benefit of $15.2 million and financial guarantee expense of $5.0 million during the years ended December 31, 2021 and December 31, 2020, respectively, in the Consolidated Financial Statements. Refer to Note 1 for additional discussion of our accounting for financial guarantees.
Note 15. Related Party Transactions
Lease
We lease office space from a related party under common management control for which lease expense is recognized within related party expenses in the Consolidated Statements of Operations and for which operating lease ROU assets and operating lease liabilities are recognized within those respective line items in the Consolidated Balance Sheets. Total operating lease cost related to this office space was $1.7 million for each of the years ended December 31, 2021, 2020 and 2019. Operating lease ROU assets and operating lease liabilities related to this office space were $2.4 million and $2.7 million, respectively, as of December 31, 2021.
Contractual and Other Arrangements
In August 2018, we entered into an agreement in which an unrelated third party acted as a placement agent in connection with certain charged-off receivables transfers and received a fee from us based on the proceeds received from such transfers. In performing these services, the third party agreed to use an affiliate of a member of the Board and, as such, we determined this arrangement to be related party in nature. In December 2018, the unrelated third party assigned its role in the agreement to the affiliate entity itself; therefore, the arrangement remains a related party transaction. We incurred expenses related to this arrangement of $540 thousand during the year ended December 31, 2019, which are presented within related party expenses in the Consolidated Statements of Operations.We did not incur any expenses related to this arrangement during the years ended December 31, 2021 and 2020. There was no payable related to this arrangement as of December 31, 2021 and 2020.
We entered into non-interest bearing loan agreements with certain non-executive employees for which the remaining outstanding balances are forgiven ratably over designated periods based on continued employment with the Company. As of December 31, 2021 and 2020, the remaining outstanding balances on these loan agreements were $50 thousand and $85 thousand, respectively, which are presented within other assets in the Consolidated Balance Sheets.
There were no equity-based payments to non-employees that resulted in related party expenses during the years ended December 31, 2021, 2020, or 2019.
Distributions
As of December 31, 2021, there were no unpaid portions of related party distributions or reserved payments recorded within related party liabilities in the Consolidated Balance Sheets. See Note 11 for distribution and payment details.
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

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
Note 17. Variable Interest Entities
Upon completion of our IPO, GreenSky, Inc. became the managing member of GS Holdings with 100% of the management and voting power in GS Holdings. In its capacity as managing member, GreenSky, Inc. has the sole authority to make decisions on behalf of GS Holdings and bind GS Holdings to agreements. GS Holdings maintains separate capital accounts for its investors as a mechanism for tracking earnings and subsequent distribution rights. Accordingly, management concluded that GS Holdings is a limited partnership or similar legal entity as contemplated in ASC 810, Consolidation. Further, management concluded that GreenSky, Inc. is GS Holdings' primary beneficiary and as such, GreenSky, Inc. consolidates the results of GS Holdings for financial reporting purposes under the variable interest consolidation model guidance in ASC 810.
GreenSky, Inc., in its capacity as managing member with sole voting rights, has the power to direct the activities of GS Holdings that most significantly impact its economic performance, including selecting, terminating and setting the compensation of management responsible for implementing GS Holdings' policies and procedures, as well as establishing the strategic, operating and capital decisions of GS Holdings in the ordinary course of business. GreenSky, Inc. also has an obligation to absorb potential losses of GS Holdings or the right to receive potential benefits from GS Holdings in proportion to its weighted average ownership interest. Management considers this exposure to be significant to GS Holdings.
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
Pursuant to the Facility Bank Partner Agreements, GreenSky acts as servicer on behalf of a Bank Partner for the loans with respect to which loan participations have been sold to third parties. GreenSky has concluded that the third parties that purchased loan participations are variable interest entities and, primarily as a result of this at-market servicing arrangement, GreenSky maintains a variable interest in the third party purchasers. However, as GreenSky is not the primary beneficiary of the purchasers and does not consolidate the purchasers, GreenSky lacks the power to direct the activities of the purchasers that most significantly impact their economic performance. Our exposure to loss in this context is limited to compensation provided through the related servicing arrangement and the Company would only experience a loss if it was required to repurchase a loan participation due to a breach in representations and warranties associated with its sale or servicing contracts. GreenSky did not provide any financial support to the variable interest entities in 2021. The loan participations transferred to the purchasers qualified for sales treatment under ASC 860, Transfers and Servicing, as the participations were legally isolated from the Company, the purchasers had the right to freely pledge or exchange their interests in the participations, and the Company does not maintain effective control over the transferred participations.

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

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$258,309	$116,231
Restricted cash	256,034	319,879
Loan receivables held for sale, net	5,320	571,415
Accounts receivable, net	19,105	21,958
Property, equipment and software, net	23,387	21,452
Other assets	99,809	51,965
Total assets(1)	$661,964	$1,102,900

Liabilities and Members Equity (Deficit)
Liabilities
Accounts payable	$11,748	$15,418
Accrued compensation and benefits	3,505	13,666
Other accrued expenses	17,050	5,207
Finance charge reversal liability	143,529	185,134
Term loan	450,650	452,806
Warehouse facility	—	502,830
Financial guarantee liability	104,091	131,894
Other liabilities	82,927	80,478
Total liabilities(2)	$813,500	$1,387,433

Members Equity (Deficit)
Equity (deficit) attributable to Continuing LLC Members	(77,209)	(169,484)
Equity (deficit) attributable to GreenSky, Inc.	(74,327)	(115,049)
Total members equity (deficit)	(151,536)	(284,533)
Total liabilities and members equity (deficit)	$661,964	$1,102,900

(1)Includes $12.5 million and $600.8 million of assets held by the Warehouse SPV variable interest entity as of December 31, 2021 and 2020, respectively.
(2)Includes $2.6 million and $503.9 million of liabilities held by the Warehouse SPV variable interest entity as of December 31, 2021 and 2020, respectively.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)
The following table reflects the impact of consolidation of GS Holdings, inclusive of the Warehouse SPV, into the Consolidated Statements of Operations for the years indicated.

	Year Ended December 31,
	2021	2020	2019
Total revenue	$518,074	$525,649	$532,622
Total costs and expenses	356,872	473,109	414,366
Operating profit	161,202	52,540	118,256
Total other income (expense), net	(29,508)	(20,985)	(19,600)
Net income	$131,694	$31,555	$98,656
The following table reflects the cash flow impact of GS Holdings, inclusive of the Warehouse SPV, on the Consolidated Statements of Cash Flows for the years indicated.

	Year Ended December 31,
	2021	2020	2019
Net cash provided by/(used in) operating activities	$630,901	$(468,101)	$153,327
Net cash used in investing activities	(15,602)	(14,567)	(15,381)
Net cash provided by/(used in) financing activities	(537,066)	490,967	(159,608)
Net increase in cash and cash equivalents and restricted cash	78,233	8,299	(21,662)
Cash and cash equivalents and restricted cash at beginning of period	436,110	427,811	449,473
Cash and cash equivalents and restricted cash at end of period	$514,343	$436,110	$427,811

Note 18. Quarterly Consolidated Results of Operations Data (Unaudited)
The following table sets forth our unaudited Consolidated Statements of Operations data for each of the quarters in the years ended December 31, 2021 and 2020. The information presented below reflects reclassifications made to prior quarters to conform with current period presentation. See Note 1 for further information on our organization and reclassifications, and see Note 2 for further information on our earnings per share.

	Year Ended December 31, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$125,172	$136,518	$128,149	$128,235	$518,074
Cost of revenue (exclusive of depreciation and amortization)	63,997	43,935	33,867	57,105	198,904
Total costs and expenses	105,456	79,314	78,755	93,347	356,872
Operating profit	19,716	57,204	49,394	34,888	161,202
Total other income (expense), net	(5,719)	(5,911)	(5,249)	(12,629)	(29,508)
Income before income tax expense (benefit)	13,997	51,293	44,145	22,259	131,694
Net income	12,125	46,711	39,777	19,201	117,814
Less: Net income attributable to noncontrolling interests	8,327	30,381	25,388	11,574	75,670
Net income attributable to GreenSky, Inc.	3,798	16,330	14,389	7,627	42,144
Earnings per share of Class A common stock:
Basic(1)	$0.05	$0.23	$0.19	$0.09	$0.55
Diluted(1)	$0.05	$0.22	$0.19	$0.09	$0.55
(1)Total annual results may not agree to the sum of individual quarterly results due to rounding.

GreenSky, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(United States Dollars in thousands, except per share data, unless otherwise stated)

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$121,857	$132,962	$142,023	$128,807	$525,649
Cost of revenue (exclusive of depreciation and amortization)	72,305	65,377	92,728	78,872	309,282
Total costs and expenses	129,649	113,292	132,807	97,361	473,109
Operating profit	(7,792)	19,670	9,216	31,446	52,540
Total other income (expense), net	(4,022)	(4,818)	(6,208)	(7,233)	(22,281)
Income before income tax expense (benefit)	(11,814)	14,852	3,008	24,213	30,259
Net income	(10,919)	13,355	2,811	23,415	28,662
Less: Net income attributable to noncontrolling interests	(7,585)	9,222	1,850	15,210	18,697
Net income attributable to GreenSky, Inc.	(3,334)	4,133	961	8,205	9,965
Earnings per share of Class A common stock:
Basic(1)	$0.05	$0.06	$0.01	$0.11	$0.15
Diluted(1)	$0.05	$0.06	$0.01	$0.11	$0.14
(1)Total annual results may not agree to the sum of individual quarterly results due to rounding.
Note 19. Subsequent Events
Management determined that the following events subsequent to December 31, 2021 required disclosure:
Distributions
GS Holdings finalized and paid tax distributions of $7.0 million to its members (including GreenSky, Inc.).
Amended Warehouse Facility
The Company amended its Warehouse Facility to extend the commitment termination date to March 31, 2022 and amend the final maturity date to March 31, 2023, as well as to include certain LIBOR transition provisions.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), was carried out by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2021.
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
Under management's supervision, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 was conducted based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control – Integrated Framework" (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2021, which is included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
During the fourth quarter ended December 31, 2021, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of GreenSky
Our directors are elected during our annual meeting in the year in which their term expires, or until their successor is elected and qualified. The following sets forth the name, age as of the Record Date, selected biographical information and period of service for our directors. Mr. David Zalik, our Chief Executive Officer, and Mr. Gerald Benjamin, our Chief Administrative Officer, also serve as directors of GreenSky. Their biographies are provided below under "Executive Officers of GreenSky."

Name	Age	Position
Joel Babbit	67	Chairperson, Governance and Nominating Committee Member, Audit, Compensation and Compliance Committees
Arthur Bacci	62	Chairperson, Audit Committee Chairperson, Compliance Committee
Gregg Freishtat	54	Chairperson, Compensation Committee Member, Audit and Governance and Nominating Committees
Joel Babbit has served as a member of our board of directors since 2015. Mr. Babbit is the Co-Founder and Chief Executive Officer of Narrative Content Group, LLC, one of the leading resources for the production and distribution of digital content. Prior to launching Narrative Content Group in 2009, Mr. Babbit spent more than 20 years in the advertising and public relations industry, creating two of the largest advertising agencies in the Southeastern U.S.—Babbit and Reiman (acquired by London-based GGT) and 360 (acquired by WPP Group's Grey Global Group). Following the acquisition of 360 in 2002, he served as President and Chief Creative Officer of the resulting entity, Grey Atlanta, until 2009. He also previously served as President of WPP Group's GCI Group Inc., a public relations firm, and as Executive Vice President and General Manager for the New York office of advertising agency Chiat/Day Inc. Following his hometown of Atlanta being awarded the 1996 Summer Olympics, and at the request of Mayor Maynard Jackson, Mr. Babbit took a leave of absence from the private sector to serve as Chief Marketing and Communications Officer for the City of Atlanta and as a member of the Mayor's cabinet. Mr. Babbit has served on the Board of Directors of Primerica, Inc. since 2011. He received an A.B.J. degree from The University of Georgia. Mr. Babbit's experience of over 35 years in both traditional and digital marketing, branding and corporate communications, together with his social media and entrepreneurial experience, qualify him to serve as a member of our Board.
Arthur Bacci has served as a member of our board of directors since April 2019. Mr. Bacci has held the position of Executive Vice President and Chief Wealth Officer of WSFS Financial Corporation, a savings and loan holding company, since April 2018. Prior to joining WSFS, Mr. Bacci was a Vice President at Principal Financial Group, a diversified global investment management firm, where he ultimately served as Head of Principal’s Hong Kong business from 2013 to 2018. He joined Principal in 2002 as Chief Financial Officer of Principal Trust Company (in Delaware), and he subsequently was named Chief Executive Officer and President of the trust company and Principal Bank. Mr. Bacci received his undergraduate degree in Finance from San Jose State University and an MBA from Santa Clara University. He has also participated in leadership and management programs at the University of Pennsylvania’s Wharton School. Mr. Bacci's extensive experience in the financial services industry qualifies him to serve as a member of our Board.
Gregg Freishtat has served as a member of our board of directors since 2014. In January 2018, Mr. Freishtat co-founded Solar Inventions LLC, a solar energy company, and has served as its Chief Commercial Officer since that time. From January 2014 to the founding of Solar Inventions, Mr. Freishtat served as Co-Founder and Chief Executive Officer of SalesWise, Inc., a technology company that provides business relationship intelligence. Prior to that, he was the Senior Vice President of Strategic Alliances at Outbrain Inc. Mr. Freishtat is a technology executive with over 20 years of experience leading innovative and transformative companies. He has founded four venture-backed start-ups, all of which had successful exits. Deeply rooted in venture capital and management of internet technology companies, he has led several companies through acquisition and has been involved in developing disruptive technologies in convergence of telecommunications/internet, personal finance/online banking, web based analytics and digital media/online marketing and currently relationship intelligence. Mr. Freishtat received an undergraduate degree from Boston University and his J.D. from the University of Maryland Law School. Mr. Freishtat's extensive experience with disruptive technologies and rapidly growing ventures qualify him to serve as a member of our Board.
Executive Officers of GreenSky
Our executive officers are elected annually and serve at the pleasure of the Board. The following sets forth the name, age as of the Record Date, position(s) with GreenSky and selected biographical information for our executive officers.

Name	Age	Position
David Zalik	48	Chief Executive Officer, Director and Chairman of the Board
Gerald Benjamin	64	Chief Administrative Officer, Director and Vice Chairman
Andrew Kang	46	Executive Vice President and Chief Financial Officer
Tim Kaliban	56	President and Chief Risk Officer
Ritesh Gupta	46	Executive Vice President and Chief Operating Officer
David Zalik has served as our Chief Executive Officer since co-founding GreenSky in 2006 and has served as a member of our Board since 2014. Prior to co-founding GreenSky, Mr. Zalik founded MicroTech Information Systems, a computer hardware assembly company, and sold the business in 1996. Mr. Zalik also founded Outweb, a web and mobile-development consulting firm, and formerly was a director of RockBridge Commercial Bank. Mr. Zalik was the recipient of the 2016 Ernst & Young National Financial Services Entrepreneur of the Year Award. We believe Mr. Zalik is qualified to serve in his current capacity as Chief Executive Officer and a director because of his substantial operating, product strategy and industry expertise gained from his previous background as well as his current role as CEO of GreenSky.
Gerald Benjamin has served as our Vice Chairman since 2014 and as our Chief Administrative Officer since February 2018. Prior to joining GreenSky, Mr. Benjamin served as the Managing Partner of Atlanta Equity Investors, a middle market private equity firm; Head of Investment Banking at Navigant Capital Advisors; Senior Managing Director at Casas, Benjamin & White LLC, a national restructuring and mergers and acquisitions advisory firm; and CEO of Premier Healthcare, Inc., a health care services venture development and management company. Mr. Benjamin is a CPA and received a Bachelor of Science degree in accounting from the University of Kentucky, where he was named a Coopers & Lybrand Scholar. Mr. Benjamin's 35 years of operating, investment banking, corporate finance advisory, principal investing, and restructuring experience qualify him to serve as a member of our Board.
Andrew Kang has served as our Executive Vice President and Chief Financial Officer since September 2020. Mr. Kang has over 20 years of experience in banking and consumer finance and most recently served as Corporate Treasurer for Santander Holdings USA, the $150 billion U.S. bank holding company of Banco Santander S.A., and for Santander Consumer USA, a full spectrum auto finance company. Mr. Kang was responsible for all funding, liquidity and bank relationships, where he oversaw over $50 billion in securitizations, private credit facilities and asset sales. Mr. Kang also was responsible for asset liability management, capital management, strategic planning, and investor relations. Previously, Mr. Kang held positions in finance and treasury at Exeter Finance, HSBC Finance, Capital One and Thomson Reuters, managing financial reporting, accounting, audit, and internal controls for both public and private companies. Mr. Kang received his Bachelor of Arts in Biology and post-baccalaureate certification in Accounting, both from the University of Virginia.
Tim Kaliban has served as our President and Chief Risk Officer since 2012. Prior to joining GreenSky, Mr. Kaliban served as the Chief Operating Officer and Executive Vice President of Risk and Portfolio Management for TCM Bank, a leading provider of consumer and business credit card services to over 600 banks nationwide. Previously, Mr. Kaliban also directed product management and delivery for the card services division of Fidelity National Information Services, Inc., an international financial services and payments processor. Prior thereto, he headed the card services unit of BankNorth, managing credit card, debit card, merchant, ATM and agent bank services. Mr. Kaliban received a B.A. from Middlebury College and an M.B.A. from Tulane University.

Ritesh Gupta has served as our Executive Vice President and Chief Operating Officer since July 2021. From October 2018 through June 2021, Mr. Gupta served as our Executive Vice President, Operations of the Company. Prior to joining GreenSky, Mr. Gupta served as Chief Operating Officer at CAN Capital, a financial technology company in small business lending, where he led operations and technology development functions with responsibilities that included sales operations, credit underwriting operations, customer servicing, collections, product management and technology re‐platforming strategy. Previously, Mr. Gupta served as Vice President of Operations for Capital One Bank and played a variety of leadership roles in credit card operations, technology, partnerships and procurement. Earlier in his career, Mr. Gupta worked at ITC Ltd. India leading manufacturing operations. Mr. Gupta holds a Bachelor of Technology in Engineering from I.I.T. Kanpur, India and an M.B.A. from I.I.M. Ahmedabad, India.
Corporate Governance
We have established corporate governance practices designed to serve the best interests of GreenSky and its stockholders. We are in compliance with the current corporate governance requirements imposed by the rules and regulations of the SEC and the listing standards of Nasdaq. Our current Code of Business Conduct and Ethics, Corporate Governance Guidelines and charters for the standing committees of the Board are available on our investor website at investors.greensky.com under the heading "Corporate Governance."
Set forth below is information regarding the meetings of the Board during 2021, a description of the Board's standing committees and additional information about our corporate governance policies and procedures.
Committees and Meetings of the Board
Board Composition. The size of our Board is currently fixed at five directors. The current members of the Board are Joel Babbit, Arthur Bacci, Gerald Benjamin, Gregg Freishtat, and David Zalik. The Board has determined that Messrs. Babbit, Bacci, and Freishtat are independent in accordance with the Nasdaq and SEC rules governing director independence.
Meetings of the Board. Our Corporate Governance Guidelines provide that directors should be prepared for and attend Board meetings and actively participate in Board discussions. The Board met 12 times during 2021. During that period, each of the incumbent directors attended at least 100% of the aggregate number of meetings held by the Board and by each of the committees on which such director served.
Board Committees. We have three standing committees: an Audit Committee; a Governance and Nominating Committee and a Compensation Committee. Allocating responsibilities among these standing committees increases the amount of attention that can be devoted to the Board's oversight of GreenSky's business and affairs. The principal functions and the names of the directors currently serving as members of each of these committees are set forth below. In accordance with applicable Nasdaq and SEC requirements, the Board has determined that each director serving on the Audit, Compensation and Governance and Nominating committees is an independent director.
Audit Committee. The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to our financial matters. Its principal responsibilities include: oversight of the effectiveness of our accounting, auditing and financial reporting processes; the integrity of our financial statements; the effectiveness of our internal controls, policies and procedures for managing and assessing risk and promoting compliance with accounting standards and applicable legal and regulatory requirements; and the appointment, compensation and evaluation of the qualifications and independence of our independent registered public accounting firm.
The Audit Committee met seven times during 2021. The current members of the Audit Committee are Arthur Bacci (Chairman), Joel Babbit and Gregg Freishtat. The Board has determined that Mr. Bacci is an "audit committee financial expert," as that term is defined in SEC rules.
Governance and Nominating Committee. The Governance and Nominating Committee assists the Board in identifying qualified director candidates, developing and monitoring our corporate governance policies and overseeing the evaluation of the Board. Its principal responsibilities include: identifying individuals qualified to become members of the Board and recommending candidates for election as directors; reviewing and reassessing GreenSky's corporate governance policies and practices; overseeing performance reviews of the Board as a whole, its committees and the individual directors; and overseeing succession planning for GreenSky's executive officers.

Our Corporate Governance Guidelines provide that the Governance and Nominating Committee shall work with the Board to determine periodically, as appropriate, the desired Board qualifications, expertise and characteristics, including such factors as business experience and diversity. The Governance and Nominating Committee and the Board evaluate each director in the context of the membership of the Board as a group, with the objective of having a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgement using its diversity of background and experience in the various areas. Each director is expected to be an individual of high character and integrity. In determining whether to recommend a director for re-election, the Governance and Nominating Committee also considers the director's past attendance at meetings, participation in and contributions to the activities of the Board and GreenSky and other qualifications and characteristics set forth in the Governance and Nominating Committee's charter. For more information, see "—Corporate Governance Policies—Policy for Consideration of Director Candidates Recommended by Stockholders."
The Governance and Nominating Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the members of the Governance and Nominating Committee consider and discuss diversity, among other factors, with a view toward the needs of the Board as a whole. The members of the Governance and Nominating Committee generally conceptualize diversity expansively to include factors such as race, gender, national origin, differences of viewpoint, professional background, education, skill and other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on the Board. The Governance and Nominating Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with its goal of creating a Board that best serves the needs of GreenSky and the interests of its stockholders.
The Governance and Nominating Committee met one time during 2021. The current members of the Governance and Nominating Committee are Joel Babbit (Chairman) and Gregg Freishtat.
Compensation Committee. The Compensation Committee has the primary authority to determine our compensation philosophy, establish compensation for our executive officers and make recommendations regarding director compensation to the Board. Its principal responsibilities include establishing and periodically reviewing our compensation philosophy and the adequacy of compensation plans and programs for executive officers, employees and directors; conducting an annual review of our Chief Executive Officer and other executive officers and determining their compensation; evaluating director compensation and making recommendations to the Board regarding director compensation; administering our employee benefit plans, including equity-based plans; and evaluating how our compensation philosophy, policies and practices relate to GreenSky's risk management processes and procedures and whether risk-taking incentives are consistent with GreenSky's overall risk profile.
The Compensation Committee met three times during 2021. The current members of the Compensation Committee are Gregg Freishtat (Chairman) and Joel Babbit. For more information on the Compensation Committee, see "—Corporate Governance Policies—Consideration and Determination of Executive and Director Compensation."
Corporate Governance Policies
In addition to corporate governance matters described throughout this Proxy Statement, certain additional information about our corporate governance policies and procedures is set forth below:
Code of Ethics. Our Code of Business Conduct and Ethics, which we refer to as the "Code of Ethics," applies to all of our directors, officers, employees and independent contractors. The Code of Ethics is available on our investor website at investors.greensky.com under the heading "Corporate Governance."
Corporate Governance Guidelines. Our Board adopted the GreenSky, Inc. Corporate Governance Guidelines, which give effect to Nasdaq's requirements related to corporate governance and various other corporate governance matters. The Corporate Governance Guidelines reflect the Board's commitment to effective corporate governance, with a view to enhancing long-term stockholder value. Topics addressed in the Corporate Governance Guidelines include:
•Independence of the Board
•Director qualifications
•Committees of the Board

•Limitation on other board service
•Director conflicts of interest
•Board access to management and independent auditors
•Director orientation and continuing education
•Annual review of the Chief Executive Officer
•Succession planning for executive officers
A copy of the Corporate Governance Guidelines is available on our investor website at investors.greensky.com under the heading "Corporate Governance."
Risk Management. GreenSky's management is responsible for day-to-day risk management of the Company, subject to oversight by the Board and its committees with regard to the major risks inherent in our business, including strategic, regulatory, compliance, operational, financial, reputational and cybersecurity risks, and the efforts of management to address and mitigate such risks.
The Board receives regular reports concerning our enterprise risk management program from the Audit Committee, which meets periodically with our internal and independent auditors, with our Chief Legal Officer and Chief Compliance Officer and with management. In addition to receiving regular reports from the Audit Committee related to our enterprise risk management program, the Board also reviews information regarding other risks through regular reports of its other committees, including information regarding compensation related risk from the Compensation Committee and governance related risk from the Governance and Nominating Committee.
We believe the division of risk management responsibilities described above is an effective approach for addressing the risks that we face.
Restrictions on Hedging and Pledging Arrangements. The Board believes it is undesirable for GreenSky's directors, officers, employees and independent contractors to engage in hedging or pledging transactions that lock in the value of holdings in the equity securities of GreenSky or its affiliates, including our Class A common stock, as such transactions allow insiders to own GreenSky's equity securities without the full risks and rewards of ownership and potentially separate their interests from those of the public stockholders. Accordingly, the Board has adopted anti-hedging and anti-pledging policies that generally prohibit directors, officers, employees and independent contractors of GreenSky and its affiliates from: (i) selling GreenSky's securities short; (ii) holding GreenSky's securities in a margin account or pledging GreenSky's securities as collateral for a loan; (iii) entering into hedging, monetization transactions or similar arrangements, including forward sale or purchase contracts, equity swaps, collars or exchange funds, with respect to GreenSky's securities; and (iv) engaging in transactions in puts, calls or other derivative instruments that relate to or involve GreenSky's securities.
Risk Management Related to Compensation Policies and Practices. We do not believe our compensation policies or practices encourage excessive or unnecessary risk-taking nor do we believe the level of risk they do encourage is reasonably likely to have a material adverse effect on GreenSky. The design of our compensation policies and practices encourages our employees to remain focused on both our short- and long-term goals. For example, while our Annual Incentive Plan (AIP) and any cash bonus awards measure performance on an annual basis, our equity awards typically vest over a number of years, which we believe encourages our employees to focus on sustained stock price appreciation, thus limiting the potential value of excessive risk-taking. Our Stock Ownership Guidelines further serve to discourage excessive and unnecessary risk-taking. Our Compensation Committee has authority to consider and evaluate how GreenSky's compensation philosophy, policies and practices relate to its risk management processes and procedures and whether risk-taking incentives are consistent with its overall risk profile.
Executive Sessions of Independent Directors. Our Corporate Governance Guidelines provide that the independent directors shall meet in executive session on a periodic basis but no less than twice per year. At executive sessions, our independent directors meet without management or any non-independent directors present. The Board believes that executive sessions foster open and frank communication among the independent directors and add to the Board's effectiveness.
Consideration and Determination of Compensation of Executive Officers and Directors. The Compensation Committee has the primary authority to determine our compensation philosophy and to establish compensation for our executive officers. In establishing executive officer compensation, the Compensation Committee uses its subjective evaluation of the performance and responsibilities of our executive officers, our overall performance and the Chief Executive Officer's recommendations, including evaluating employee performance and recommending salary levels and equity awards. In addition, the Compensation Committee has engaged an independent compensation consultant to advise regarding the status of GreenSky's executive officer compensation in relation to comparable companies.
In addition to the Chief Executive Officer, other members of management play a role in the executive compensation process. The most significant aspects of management's role are (i) preparing information for Compensation Committee meetings; (ii) establishing business performance targets and objectives; and (iii) providing background information regarding GreenSky's strategic objectives.
Under our Corporate Governance Guidelines, the compensation of independent directors is determined by the Board upon recommendation of the Compensation Committee. The guidelines further provide that, once a year, GreenSky's senior management or a compensation consultant report to the Compensation Committee regarding the status of GreenSky's director compensation in relation to comparable companies. The Compensation Committee has engaged an independent compensation consultant to provide such services.
For more information, see "Executive Compensation — Compensation Discussion and Analysis".
Committee Authority to Retain Independent Advisors. Each of the Audit Committee, the Governance and Nominating Committee and the Compensation Committee has the authority to retain independent advisors and consultants, with all fees and expenses paid by GreenSky.
Board Leadership Structure. David Zalik has served in the combined roles of Chairman and Chief Executive Officer since our initial public offering ("IPO"). Mr. Zalik's combined service as Chairman and Chief Executive Officer creates unified leadership for GreenSky. This leadership structure demonstrates to our business partners and stockholders that GreenSky is under strong leadership and minimizes the potential duplication of efforts among management and the directors. The Board does not have a lead independent director and does not believe that one is necessary in light of GreenSky's size. The Board believes its leadership structure allows GreenSky to operate efficiently and is in the best interests of GreenSky and its stockholders.
No Executive Loans. We do not extend loans to executive officers or directors, and we have no such loans outstanding.
Policy for Director Attendance at Annual Meetings. Under our Corporate Governance Guidelines, each director is strongly encouraged to attend each Annual Meeting of Stockholders. All of our directors attended our 2021 Annual Meeting of Stockholders.
Process for Stockholders to Send Communications to the Board. Our Corporate Governance Guidelines provide that stockholders should have the opportunity to send communications to the non-management members of our Board. Any stockholder who wishes to communicate with the Board or with any particular director, including any independent director, may send a letter to the Corporate Secretary of GreenSky at our principal executive offices. Each communication should set forth (i) the name and address of the stockholder, as it appears on GreenSky's books, and if the stockholder's Class A common stock is held by a nominee, the name and address of the beneficial owner of GreenSky's Class A common stock and (ii) the number of shares of GreenSky's Class A common stock owned by such stockholder. The Corporate Secretary, in consultation with appropriate directors as necessary, reviews all incoming stockholder communications (except for mass mailings, product complaints or inquiries, job inquiries, business solicitations and patently offensive or otherwise inappropriate material) and, if appropriate, routes such communications to the appropriate director(s) or, if none is specified, to the entire Board.
Policy for Consideration of Director Candidates Recommended by Stockholders. We welcome recommendations for director candidates from stockholders. In order to make a recommendation, a stockholder should submit the following information to the Governance and Nominating Committee:
•a résumé for the candidate detailing the candidate's work experience and academic credentials;
•written confirmation from the candidate that he or she (i) would like to be considered as a candidate and would serve if nominated and elected, (ii) consents to the disclosure of his or her name, (iii) has read our Code of Ethics and that during the prior three years has not engaged in any conduct that, had he or she been a director, would have violated the Code of Ethics or required a waiver, (iv) is, or is not, "independent" as that term is defined by Nasdaq and SEC rules, and (v) has no plans to change or influence the control of GreenSky;
•the name of the recommending stockholder as it appears in our books, the number of shares of Class A common stock and Class B common stock that is owned by the stockholder and written confirmation that the stockholder consents to the disclosure of his or her name (if the recommending person is not a stockholder of record, he or she should provide proof of share ownership);
•personal and professional references, including contact information; and
•any other information relating to the candidate required to be disclosed in a proxy statement for election of directors under Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
This information should be sent to the Governance and Nominating Committee, c/o the Corporate Secretary at our principal executive offices, who will forward it to the chairperson of the Governance and Nominating Committee. The Governance and Nominating Committee does not necessarily respond to stockholder recommendations.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of any class of our equity securities, who collectively we generally refer to as insiders, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Class A common stock and other equity securities of GreenSky. Our insiders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of the forms furnished to us, we believe that during the 2021 fiscal year our insiders complied with all applicable filing requirements, except that Mr. Babbit made one late filing reporting two transactions, and Mr. Gupta made one late filing reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION
Executive and Director Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis ("CD&A") describes our underlying compensation philosophy, our compensation programs, and the fundamental elements of compensation paid to our Named Executive Officers ("NEOs") whose 2021 compensation information is provided in the tables following this discussion. Our NEOs for 2021 are set forth in the following table:

Named Executive Officer	Title
David Zalik	Chairman and Chief Executive Officer
Gerald Benjamin	Vice Chairman and Chief Administrative Officer
Tim Kaliban	President and Chief Risk Officer
Andrew Kang	Executive Vice President and Chief Financial Officer
Ritesh Gupta	Executive Vice President and Chief Operating Officer(1)

(1)On July 1, 2021 Mr. Gupta transitioned from Executive Vice President, Operations of the Company to Executive Vice President and Chief Operating Officer.
Executive Summary
For a Company overview, see Part I, Item 1 "Business." For Financial Condition and Results of Operations, see Part II, Item 7 "Executive Summary."

2021 Performance and Impact on Pay Decisions
Action	Additional Considerations
No base salary increases for our NEOs.	•Mr. Zalik's and Mr. Benjamin's base salaries have been unchanged since 2016, base salary for Mr. Kaliban has been unchanged since 2019 and base salary for Mr. Kang has been unchanged from 2020.
As a result of 2021 performance and the impact of COVID-19, the Compensation Committee used discretion to determine cash payouts for our NEOs.	•All of our NEOs received discretionary cash payouts.
Long-term incentive (LTI) awards to our NEOs (other than our CEO who did not receive an LTI award in 2021) were delivered in the form of restricted stock.	•Due to Mr. Zalik's ownership interest in GreenSky, he has elected not to receive an annual LTI award.

Say-on-Pay

At our 2020 Annual Meeting of Stockholders, our stockholders voted to hold a stockholder advisory vote to approve the compensation of the Named Executive Officers annually. Accordingly, we hold "say-on-pay" votes every year and did so at our 2021 Annual Meeting. The Compensation Committee considers the outcome of the say-on-pay vote when considering future executive compensation decisions.

Alignment with Stockholder Interests: What We Do and Don't Do
What We Do	What We Don't Do
☑ Provide the majority of compensation in the form of annual and long-term incentives	☒ No excise tax gross-ups in the event of a change of control
☑ Maintain a strong link between financial goals, stockholder value creation and executive compensation	☒ Executive officers and non-employee directors are subject to anti-hedging and anti-pledging policies adopted by the Board
☑ Use an independent compensation consultant that is engaged directly by the Compensation Committee to advise on executive compensation matters	☒ No repricing of underwater stock options
☑ Maintain stock ownership guidelines for executives and non-employee directors	☒ No stock options granted with an exercise price less than fair market value. All stock options are granted with an exercise price at the closing price on the date of grant
☒ No guaranteed bonuses
☒ No significant perquisites

Compensation Philosophy and How Pay Decisions are Made
Compensation Philosophy
We strive to provide our employees, including our executive officers, with meaningful rewards while maintaining alignment with stockholder interests, corporate values and strategic priorities. In setting and overseeing the compensation of our executive officers, the Compensation Committee believes our compensation philosophy to be best effectuated by designing compensation programs and policies to achieve the following specific objectives:
•Attracting, motivating, and retaining highly capable executives who contribute to our short- and long-term success, profitability, and growth;
•Aligning the interests of our executives and stockholders by rewarding executives for creating long-term stockholder value; and
•Differentiating executive compensation based on actual performance and individual contributions.
Factors in Setting Executive Officer Pay
In establishing executive officer compensation, the Compensation Committee uses its subjective evaluation of the performance and responsibilities of our executive officers, our overall performance and the Chief Executive Officer's recommendations for each of the NEOs other than himself.
From time to time, the Compensation Committee invites members of management, including David Zalik, Gerald Benjamin, Andrew Kang, Lois Rickard and Steven Fox, to attend all or a portion of its meetings. Typically, Messrs. Zalik and Benjamin review the performance of senior management and make recommendations on compensation levels for the NEOs other than themselves, Mr. Kang provides financial information related to those recommendations, Ms. Rickard advises the Compensation Committee on employee performance and market data, and Mr. Fox advises the Compensation Committee on legal matters and prepares documents for the Compensation Committee's consideration. In addition, these officers answer questions posed by the Compensation Committee.
In the past, the Company has reviewed peer group data to evaluate compensation levels. For 2021, in light of the ongoing COVID-19 pandemic and pending merger, the Compensation Committee did not approve any salary increases for executive officers and used its discretion to evaluate 2021 performance.

Roles and Responsibilities in Setting Executive Officer Compensation
Compensation Committee The Compensation Committee is currently composed of two independent directors and reports to the Board.
•Evaluates CEO performance and GreenSky's overall performance
•Determines and approves compensation for our executive officers
•Retains an independent compensation consultant to assist it in evaluating compensation and fulfilling its obligations as set forth in its charter

Consultant to the Compensation Committee The Compensation Committee has retained independent consultants to provide consulting advice on matters of governance and executive compensation.
•Performs all functions at the direction of the Compensation Committee
•Attends committee meetings, as requested
•Provides advice and opinion on the appropriateness and competitiveness of our compensation programs relative to market practice, our strategy and internal processes
•Provides advice regarding compensation decision-making governance

Management (including the Chairman & CEO)
•Evaluates employee performance
•Prepares information for Compensation Committee meetings
•Establishes business performance targets and objectives
•Provides background information regarding GreenSky's strategic objectives
•Recommends salary levels, annual incentive and equity awards

Executive Compensation Program Structure
Our executive compensation program is typically composed of three primary components:

Pay Element	Description
Salary	•Provides a competitive amount of fixed compensation
Annual Incentive Plan (AIP) bonus	•Provides additional compensation opportunity if financial and/or individual goals are achieved
Long-Term Incentives (LTI)	•Creates alignment with executives and stockholders with grants of restricted stock and stock options
The Compensation Committee allocates target pay, among the above components, to place a greater emphasis on annual incentive and equity-based pay (i.e., restricted stock and stock options). This mix ensures the appropriate alignment of executive compensation with financial performance and stockholder value creation. For NEOs (other than our CEO), actual pay can differ versus target pay based on corporate or individual performance against goals (annual incentive) and changes in our stock price (restricted stock and stock options). For 2021, the pay mix for our NEOs (other than our CEO) for 2021 was approximately 28% in salaries and 72% in annual and long-term incentives. The pay mix orientation toward incentive pay opportunities was designed to motivate our NEOs (other than our CEO) to achieve certain operational outcomes, achieve a higher share price and retain them going forward to continue our growth and profitability.

2021 Compensation Program
Salaries
The Compensation Committee reviews the salaries of our executive officers every year. The table below shows that the salaries for all NEOs who served during 2021 were unchanged from 2020:

Named Executive Officer	Title	2020 Salary		2021 Salary	% Change
David Zalik	Chairman and Chief Executive Officer	$500,000		$500,000	—%
Gerald Benjamin	Vice Chairman and Chief Administrative Officer	$450,000		$450,000	—%
Tim Kaliban	President and Chief Risk Officer	$400,000		$400,000	—%
Andrew Kang	EVP and Chief Financial Officer	$650,000	(1)	$650,000	—%
Ritesh Gupta	EVP and Chief Operating Officer	$—		$400,000	N/A
(1)2020 salary reflects the annualized value.
At the recommendation of our CEO, the Compensation Committee does not anticipate increasing the salary of any executive officer in 2022.
Annual Incentive Plan
The GreenSky, Inc. Annual Incentive Plan (AIP) is designed to reward employees, including executive officers, if specified performance goals are achieved and to encourage the creation of stockholder value by establishing a direct link between achievement of specified performance goals and the incentive compensation of eligible GreenSky employees.
Typically, a participant's potential AIP award is determined by multiplying the participant's target award (as a percentage of the participant's annual salary) by the relevant AIP award multipliers (determined based upon the performance goals achieved for the performance period).
In the past, at the end of the performance period, the Compensation Committee would determine the extent to which the applicable performance goals were achieved or exceeded and the actual award payments to be made, although the Compensation Committee retains the discretion to determine amounts to be paid to individual participants that may be greater or less than the formula result.
For 2021, in light of the ongoing COVID-19 pandemic and pending merger, the Compensation Committee did not award cash incentives under the AIP. Instead, the Compensation Committee followed a discretionary approach to cash bonuses in 2021.
Discretionary Cash Bonuses
In evaluating 2021 performance and determining cash bonuses, the Compensation Committee considered operational outcomes during the pandemic, such as maintaining uninterrupted service to the GreenSky ecosystem, funding diversification, access to capital and liquidity, bank partner commitments, and credit quality.

The Compensation Committee evaluated the following individual contributions in determining the 2021 cash bonuses:

Named Executive Officer	Key Individual Achievements in 2021
David Zalik
•Provided executive leadership to the Company's product development and IT teams to define and prioritize the Company's detailed product development roadmap.
•Collaborated closely with the Company's executive leadership team and outside regulatory counsel in responding to a multi-year CFPB inquiry, ultimately negotiating a satisfactory Settlement Agreement and Consent Order with the CFPB.
•Collaborated closely with the Company's Board of Directors, Special Committee, M&A counsel, and investment bankers to evaluate, enhance and ultimately determine the preferred bid to acquire the Company, as provided by The Goldman Sachs Group, Inc.
•Played a key role in planning for the pending operational and organizational integration of the Company with The Goldman Sachs Group, Inc.

Gerald Benjamin
•Played a key role in preparing the Company's periodic CY 2021 Net Income and Adjusted EBITDA guidance as communicated to the street.
•Collaborated closely with the Company's investment bankers to assemble and present updated periodic CY 2021 Net Income and Adjusted EBITDA outlooks to prospective bidders.
•Collaborated closely with the Company's executive leadership team and outside regulatory counsel in responding to a multi-year CFPB inquiry, ultimately negotiating a satisfactory Settlement Agreement and Consent Order with the CFPB.
•Collaborated closely with the Company's Chief Legal Counsel and outside M&A counsel in successfully negotiating a definitive merger agreement with The Goldman Sachs Group, Inc.

Tim Kaliban
•Directed and oversaw enhancements to GreenSky's risk policies, practices and products including credit, fraud, merchant underwriting and oversight, and transaction funding.
•Collaborated closely with the Company's executive leadership team and outside regulatory counsel in responding to a multi-year CFPB inquiry, ultimately negotiating a satisfactory Settlement Agreement and Consent Order with the CFPB.
•Led due diligence efforts for equity and capital markets transactions.

Andrew Kang
•Led the financial planning and analysis function, enhanced financial forecasting and outperformed 2021 budget targets.
•Executed the Company's funding diversification initiatives and established new forward-flow asset sale programs as well as new funding initiatives.
•Led the investor relations strategy, improved equity analyst coverage, established street guidance and developed investor and shareholder relationships.
•Oversaw departmental expense management processes, focusing on cost discipline and accountability, KPI development and reporting transparency.

Ritesh Gupta
•Improved operating efficiencies and customer experience through call reduction, digital transformation with higher self-service, process re-engineering, functional re-organizations, talent upgrade and incentives redesign.
•Stabilized the Operations' 100% remote work model with high employee productivity and morale coupled with innovative and flexible scheduling for customer needs.
•Scaled Operational Risk Management Processes to reduce origination losses.

Messrs. Zalik, Benjamin, Kaliban, Kang and Gupta received discretionary cash payouts based on the Compensation Committee's concurrence with the steady operational outcomes amidst the ongoing COVID-19 pandemic as well as extraordinary individual contributions of the NEOs during 2021.

The following table provides the actual discretionary cash payouts for 2021:

Named Executive Officer	Discretionary Cash Payment Awarded
David Zalik	$750,000
Gerald Benjamin	$450,000
Tim Kaliban	$450,000
Andrew Kang	$325,000
Ritesh Gupta	$200,000
Long-Term Incentive Program
Our long-term incentive ("LTI") awards for 2021 were delivered in the form of restricted stock. Due to Mr. Zalik's equity ownership interest in GreenSky, he has elected not to receive an annual LTI award. We made these awards to provide increased retention value as we regard our NEOs and other recipients to be crucial to our ongoing growth and profitability and to provide market competitive pay.
The table below shows the 2021 equity grant guidelines for our NEOs, in terms of the target 2021 LTI award, the weighting and value allocated between shares of restricted stock and stock options and the number of shares underlying restricted stock and stock option awards.

		Restricted Stock		Stock Options
Named Executive Officer	Target 2021 LTI Award	%	Value	%	Value
David Zalik	$—	—	$—	—	$—
Gerald Benjamin	$500,000	66.7%	$333,333	33.3%	$166,667
Tim Kaliban	$500,000	66.7%	$333,333	33.3%	$166,667
Andrew Kang	$650,000	66.7%	$433,333	33.3%	$214,500
Ritesh Gupta	$500,000	66.7%	$333,333	33.3%	$166,667

The actual LTI grants were made using the closing price of our Class A common stock of $7.24 on March 15, 2021, the date the Compensation Committee approved the equity grants for our executive officers. The following table shows the actual value of the grants made to each NEO and reflects the $7.24 per share grant price. Vesting occurs ratably over a four-year period.

Named Executive Officer	Restricted Stock		Stock Options
	Shares	Value	Underlying Shares	Value	Actual 2021 LTI Award
David Zalik	—	$—	—	$—	$—
Gerald Benjamin	69,064	$500,023	—	$—	$500,023
Tim Kaliban	117,404	$850,005	—	$—	$850,005
Andrew Kang	89,780	$650,007	—	$—	$650,007
Ritesh Gupta	69,064	$500,023	—	$—	$500,023

Our NEOs did not receive additional equity awards outside of the LTI awards granted in March 2021.
2022 Compensation Decisions
Our Compensation Committee has not yet made any final decisions regarding our executive compensation program for 2022 for the NEOs.

Compensation Governance
In addition to structuring our compensation programs with objective, predetermined goals with direct oversight by our Compensation Committee, we employ several other features to enhance the governance of our compensation programs. For more information regarding our compensation governance applicable to all employees (including our NEOs), see Part III, Item 10 "Corporate Governance — Corporate Governance Policies." Below is a discussion of the Stock Ownership Guidelines applicable to our NEOs.
Stock Ownership Guidelines. Our Board has adopted Stock Ownership Guidelines because it believes GreenSky's executive officers and non-employee directors should have a meaningful ownership stake in the company to further align their interests with the long-term interests of our stockholders and promote our commitment to sound corporate governance. Each executive officer is required to hold equity valued at a multiple of such person's annual salary in the applicable amount provided below:

Position	Guideline
Chairman & Chief Executive Officer	6x salary
Other Executive Officers	3x salary
Each executive officer has five years from becoming an executive officer to accumulate sufficient equity and achieve the ownership required by the Stock Ownership Guidelines. As of the Record Date, each of GreenSky's executive officers was in compliance with the requirements of the Stock Ownership Guidelines.
Compensation Committee Report
In connection with our oversight of the compensation programs of GreenSky, we, the members of the Compensation Committee listed below, have reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based upon such review and discussion, we have recommended to GreenSky's Board that the Compensation Discussion and Analysis be included in this Form 10-K.
Submitted by the Compensation Committee:
Gregg Freishtat (Chairman)
Joel Babbit

Summary Compensation Table
The following table sets forth information regarding the compensation awarded to, earned by, or paid to our Named Executive Officers during the fiscal years ended December 31, 2021, 2020 and 2019.

Name	Year	Salary	Bonus (1)	Non-Equity Incentive Compensation (2)	Option Awards (3)	Stock Awards (3)	All Other Compensation (4)	Total
David Zalik(5)	2021	$500,000	$750,000	$—	$—	$—	$2,019	$1,252,019
Chief Executive Officer and Chairman	2020	$500,000	$—	$—	$—	$—	$2,365	$502,365
	2019	$500,000	$—	$—	$—	$—	$2,365	$502,365
Gerald Benjamin(5)	2021	$450,000	$450,000	$—	$—	$500,023	$671,760	$2,071,783
Chief Administrative Officer and Vice Chairman	2020	$450,000	$200,000	$—	$154,180	$310,843	$938,459	$2,053,482
	2019	$450,000	$—	$—	$858,312	$1,671,509	$1,329,548	$4,309,369
Tim Kaliban	2021	$400,000	$450,000	$—	$—	$850,005	$149,010	$1,849,015
President and Chief Risk Officer	2020	$400,000	$200,000	$—	$154,180	$310,843	$338,402	$1,403,425
	2019	$400,000	$—	$163,620	$858,312	$1,671,509	$167,735	$3,261,176
Andrew Kang	2021	$650,000	$325,000	$—	$—	$650,007	$10,150	$1,635,157
EVP and CFO(6)	2020	$200,000	$280,494	$—	$65,121	$951,054	$172,088	$1,668,757
Ritesh Gupta EVP and COO	2021	$400,000	$200,000	$—	$—	$500,023	$10,150	$1,110,173

(1)The amounts shown represent discretionary bonuses paid to certain of our Named Executive Officers. Awards were paid in cash and restricted stock awards as follows:
(a)Discretionary Cash Bonuses
(i)2020: Benjamin ($200,000); Kaliban ($200,000); Kang ($60,494)
(ii)2021: Zalik ($750,000); Benjamin ($450,000); Kaliban ($450,000); Kang ($325,000); Gupta ($200,000)
(b)Discretionary New Hire Bonus
(i)2020: Kang ($220,000)
(2)The amounts shown represent non-discretionary cash bonuses paid to eligible GreenSky employees (which include our NEOs) under the AIP.
(3)The amounts shown were computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718. The assumptions that we used to calculate these amounts are discussed above in Part II, Item 8 Note 12 Share-Based Compensation.
(4)The compensation included in the "All Other Compensation" column includes:
(a)for Mr. Zalik, 401(k) matching contributions;
(b)for Mr. Benjamin, distributions in respect of GreenSky Holdings, LLC equity awards in the amounts of $671,760, $938,459 and $1,329,548 in 2021, 2020, and 2019, respectively;
(c)for Mr. Kaliban, (i) distributions in respect of GreenSky Holdings, LLC equity awards in the amounts of $139,890, $329,127 and $158,460 in 2021, 2020, and 2019, respectively, and (ii) 401(k) matching contributions in the amount of $10,150 in 2021 and $9,275 in each of 2020 and 2019;
(d)for Mr. Kang, in 2021, 401(k) matching contributions in the amount of $10,150; in 2020, (i) 401(k) matching contributions in the amount of $1,750, (ii) transportation costs of $20,338 in connection with Mr. Kang commuting to our principal executive offices in Atlanta, Georgia (which transportation cost also includes a tax gross-up of $7,913), and (iii) reimbursement of relocation expenses of $150,000; and
(e)for Mr. Gupta, 401(k) matching contributions in the amount of $10,150.
(5)Messrs. Zalik and Benjamin also serve on our Board but do not receive any additional compensation for their service as directors.
(6)Reflects the salary Mr. Kang earned since September 14, 2020, the date of his hire.

Grants of Plan-Based Awards in 2021
The following table sets forth information regarding grants of plan-based awards made to our Named Executive Officers during 2021.

	Equity Incentive Plan Awards
Name	Grant Date (1)	Number of Securities Underlying Restricted Stock Awards (#)	Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
David Zalik	—	—	—	$—	$—
Gerald Benjamin	3/15/2021	69,064(3)	—	$7.24	$500,023
Tim Kaliban	3/15/2021	117,404(3)	—	$7.24	$850,005
Andrew Kang	3/15/2021	89,780(3)	—	$7.24	$650,007
Ritesh Gupta	3/15/2021	69,064(3)	—	$7.24	$500,023
(1)All awards granted in 2021 vest at a rate of 25% per year on the anniversary of the date of grant.
(2)The amounts shown were computed in accordance with ASC Topic 718. The assumptions that we used to calculate these amounts are discussed above in Part II, Item 8. Note 12 Share-Based Compensation.
(3)Awards granted on March 15, 2021 as part of the Long-Term Incentive Program and which vest ratably over four years.

Outstanding Equity Awards at 2021 Fiscal Year-End
The following table presents information regarding outstanding equity awards, as of December 31, 2021, for each Named Executive Officer:

		Option Awards (1)				Stock Awards (2)
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($/Sh)	Option expiration date	Number of shares or units that have not vested (#)	Market value of shares or units that have not vested ($)
David Zalik
	—	—	—	$—	—	—	$—
Gerald Benjamin
2016 Incentive	8/22/2016	—	—	$—	—	—	$—
2018 Incentive	3/1/2018	—	—	$—	—	105,000(3)	$1,192,800
2018 Bonus	3/7/2019	—	—	$—	—	23,904(4)	$271,553
2019 Incentive	3/7/2019	113,637	113,638(5)	$12.55	3/7/2029	66,594(5)	$756,508
2020 Incentive	5/14/2020	22,367	67,101(6)	$3.73	5/14/2030	62,502(6)	$710,023
2021 Incentive	3/15/2021	—	—	$—	—	69,064(7)	$784,567
Tim Kaliban
2018 Bonus	3/7/2019	—	—	$—	—	6,872(4)	$78,070
2019 Incentive	3/7/2019	113,637	113,638(5)	$12.55	3/7/2029	66,594(5)	$756,508
2020 Incentive	5/14/2020	22,367	67,101(6)	$3.73	5/14/2030	62,502(6)	$710,023
2021 Incentive	3/15/2021	—	—	$—	—	117,404(7)	$1,333,709
Andrew Kang
2020 New Hire	9/24/2020	—	—	$—	—	150,000(8)	$1,704,000
2020 Incentive	9/24/2020	8,547	25,641(8)	$4.11	9/24/2030	23,550(8)	$267,528
2021 Incentive	3/15/2021	—	—	$—	—	89,780(7)	$1,019,901
Ritesh Gupta
2018 New Hire	11/15/2018	—	—	$—	—	9,665(9)	$109,794
2018 Bonus	3/7/2019	—	—	$—	—	919(4)	$10,444
2019 Incentive	3/7/2019	28,409	28,410(5)	$12.55	3/7/2029	16,649(5)	$189,127
2019 Special	9/6/2019	28,409	28,410(10)	$6.83	9/6/2029	7,321(10)	$83,167
2020 Incentive	5/14/2020	44,734	134,202(6)	$3.73	5/14/2030	125,001(6)	$1,420,011
2021 Incentive	3/15/2021	—	—	$—	—	69,064(7)	$784,567
(1)Represents options to acquire shares of GreenSky's Class A common stock.
(2)The market value is based on the $11.36 closing price of GreenSky’s Class A common stock on December 31, 2021.
(3)The amount shown represents the number of common membership interests of GreenSky Holdings, LLC (and an equal number of shares of GreenSky’s Class B common stock) that are unvested. The award vests ratably over five years.
(4)Amounts shown represent equity granted on March 7, 2019, in connection with a discretionary bonus payment for service in the prior fiscal year (2018) and which vest ratably over three years.
(5)Awards granted on March 7, 2019 as part of the Long-Term Incentive Program and which vest ratably over four years.
(6)Awards granted on May 14, 2020 as part of the Long-Term Incentive Program and which vest ratably over four years.
(7)Awards granted on March 15, 2021 as part of the Long-Term Incentive Program and which vest ratably over four years.
(8)Awards granted in connection with Mr. Kang's hire in 2020 and which vest ratably over four years. Of these awards, 200,000 shares of restricted stock served as an inducement grant. The remaining restricted stock and the option award were provided as the pro rata portion of the Long-Term Incentive Program.
(9)Awards granted on November 15, 2018 in connection with Mr. Gupta's hire in 2018 and which vest ratably over four years.
(10)Awards granted on September 6, 2019 to Mr. Gupta in connection with a strategic compensation review for specific roles conducted by GreenSky in August 2019 and vest ratably over four years.

Option Exercises and Stock Vested in 2021
The following table sets forth the number of shares of Class A common stock acquired during 2021 by our Named Executive Officers upon exercise of stock options or upon vesting of restricted stock, as well as the value realized in connection with such equity award transactions.

	Option Awards(1)		Stock Awards(2)
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
David Zalik	—	$—	—	$—
Gerald Benjamin	—	$—	53,988	$323,632
Tim Kaliban	—	$—	42,015	$250,956
Andrew Kang	—	$—	40,581	$373,788
Ritesh Gupta	—	$—	44,442	$306,378
(1)No option awards were exercised in 2021.
(2)The amounts shown for number of shares acquired upon vesting, and the value realized, are net of the impact of shares withheld for payment of required federal, state and payroll taxes.
Potential Payments upon Termination or Change in Control
The information required by this item is incorporated by reference to the information contained under the captions "Interests of GreenSky's Directors and Executive Officers in the Mergers" and "Holdback Agreement" in our definitive Proxy Statement with respect to our Proposed Merger filed on November 9, 2021.
Mr. Ritesh Gupta, GreenSky's Chief Operating Officer, became a named executive officer subsequent to the Proxy Statement referenced above. Mr. Gupta's potential payments upon termination or a change in control are similar to the payments for all other named executive officers, excluding Mr. David Zalik, GreenSky's Chief Executive Officer.
Pension Benefits
Our NEOs did not participate in, or otherwise receive any benefits under, any pension or retirement plan (other than our 401(k) plan) sponsored by us during 2021.
Non-qualified Deferred Compensation
Our NEOs did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during 2021.
Employment Agreements
We entered into an employment agreement (the "Employment Agreement") with David Zalik in 2014. The material terms of the Employment Agreement are summarized below. None of our other NEOs has an employment agreement, and none of our executive officers is a party to any stand-alone severance or change of control agreement.
The Employment Agreement provides for an annual salary of $500,000, subject to periodic reviews, and an annual cash incentive based upon a target percentage of 50% of the annual salary. In 2021, Mr. Zalik received a cash incentive of $750,000. In 2020 and 2019, Mr. Zalik waived any entitlement to an annual incentive. The Employment Agreement also contains a 12-month non-competition covenant and provides for certain severance benefits, which benefits have been waived by Mr. Zalik.

Employee Benefit Plans
GreenSky Holdings, LLC Equity Incentive Plan
In January 2009, GreenSky LLC ("GSLLC") adopted the GSLLC Equity Incentive Plan (the "2009 Plan"). GSLLC amended and restated the 2009 Plan in July 2015 (the "2015 Plan"). In August 2017, GreenSky Holdings, LLC ("GS Holdings") became the holder of 100% of the outstanding economic interests in GSLLC and GSLLC became wholly owned by GS Holdings. These transactions collectively are referred to as the "2017 Reorganization." In connection with the 2017 Reorganization, (i) outstanding options to acquire Class A units in GSLLC were equitably adjusted and converted into options to acquire Class A units in GS Holdings and (ii) outstanding profits interests in GSLLC were equitably adjusted through an automatic exchange so that they were converted into profits interests in GS Holdings having the same general terms and conditions as the surrendered profits interests in GSLLC. In connection with the 2017 Reorganization, GS Holdings assumed the 2015 Plan and amended and restated such plan so that it became the GreenSky Holdings, LLC Equity Incentive Plan, which we refer to as the "GS Holdings Plan."
Immediately prior to our IPO, (i) the operating agreement of GS Holdings was amended and restated to, among other things, modify its capital structure by replacing the different classes of membership interests and profits interests with a single class of equity interest titled common membership interests, which we refer to as the "Holdco Units"; (ii) GreenSky issued to each of the continuing GS Holdings members a number of shares of GreenSky's Class B common stock equal to the number of Holdco Units held by it (other than the Holdco Units that were exchanged in connection with the IPO), for consideration in the amount of $0.001 per share of GreenSky's Class B common stock; (iii) certain Holdco Units were contributed to GreenSky in exchange for shares of GreenSky's Class A common stock; (iv) options to acquire Class A units of GS Holdings outstanding under the GS Holdings Plan were equitably adjusted to be exercisable for shares of GreenSky's Class A common stock; (v) certain profits interests outstanding under the GS Holdings Plan were converted into shares of GreenSky's Class A common stock, subject to the existing vesting requirements; (vi) certain profits interests outstanding under the GS Holdings Plan were converted into Holdco Units, subject to the existing vesting requirements; and (vii) outstanding warrants to acquire Class A units of GS Holdings were equitably adjusted pursuant to their terms so that they are exercisable for Holdco Units (and an equal number of shares of Class B common stock).
We do not expect to grant additional awards under the GS Holdings Plan in the future. To the extent not already vested, the Holdco Units issued with respect to profits interests generally will continue to vest ratably over the original vesting periods of the profits interests (generally five years), provided that the employee remains continuously employed by GreenSky. In addition, provided that the employee remains continuously employed by GreenSky, the Holdco Units will vest in their entirety upon a "sale of the business," which includes, in general and subject to certain exceptions, (i) any reorganization, merger or consolidation into an independent third party, any acquisition by independent third parties of 50% or more of our Class A common stock on an as converted basis, or (ii) the sale of all or substantially all of the assets of GreenSky to an independent third party.
GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan
In connection with our IPO, we adopted the 2018 Omnibus Incentive Compensation Plan, which we refer to as the 2018 Plan. The 2018 Plan covers the grant of awards to employees, consultants and non-employee directors of GreenSky and those of its affiliates, except that incentive stock options only may be granted to employees of GreenSky, Inc. and its subsidiaries. Under the terms of the 2018 Plan, an aggregate of 24,000,000 shares of the Class A common stock of GreenSky, Inc. have been authorized for delivery in settlement of awards.
The 2018 Plan permits the grant of any or all of the following types of awards to grantees:
•stock options, including incentive stock options;
•stock appreciation rights;
•restricted stock;
•deferred stock and restricted stock units;
•performance units and performance shares;
•dividend equivalents;
•bonus shares;

•other stock-based awards; and
•cash incentive awards.
GreenSky, Inc. Annual Incentive Plan
In January 2019, our Compensation Committee adopted the GreenSky, Inc. Annual Incentive Plan. The Annual Incentive Plan is designed to reward employees if specified performance goals are achieved, so as to encourage the creation of stockholder value by establishing a direct link between achievement of specified performance goals and the incentive compensation of eligible GreenSky employees.
Designated employees of GreenSky and its affiliates are eligible to earn annual incentives, generally paid in cash, based on the attainment of pre-established performance goals during the applicable performance period. The Compensation Committee, as the administrator of the Annual Incentive Plan, has the discretion to select the employees who are eligible to participate in the Annual Incentive Plan, establish the performance goals upon which incentives may be based and the target and other amounts that may become payable if the applicable performance goals are achieved. Performance goals may be based upon business criteria relating to GreenSky and its affiliates, the individual participants, teams or other business units, or a combination thereof. A participant's potential incentive award will be determined by a formula, by multiplying the participant's target incentive (as a percentage of the participant's annual salary) by the relevant incentive multipliers (determined based upon the performance goals achieved for the performance period). At the end of each performance period, the Compensation Committee determines the extent to which the applicable performance goals were achieved or exceeded and the actual award payments to be made, although the Compensation Committee retains the discretion to determine amounts to be paid to individual participants that may be greater or less than the formula result.
Other Supplemental Benefits
Our NEOs are eligible for the following benefits on a similar basis as other eligible employees:
•health, dental and vision insurance;
•paid-time-off days;
•life and accidental death and dismemberment insurance;
•short-term (voluntary) and long-term disability insurance;
•health savings account programs;
•critical, accident and life insurance (voluntary); and
•401(k) plan, which generally allows employees who satisfy certain eligibility requirements to defer up to 75% of their compensation, within limits established by Internal Revenue Service regulations, with GreenSky having the ability to make matching contributions up to 6% of base compensation.

2021 Director Compensation
The following table sets forth information regarding the compensation awarded to, earned by, or paid to all persons who served as directors during all or part of the fiscal year ended December 31, 2021.

Name(1)	Fees earned or paid in cash ($)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Joel Babbit	$69,000	$200,000	$—	$28,993	$297,993
Arthur Bacci	$90,000	$200,000	$—	$—	$290,000
Gregg Freishtat	$72,500	$200,000	$—	$17,630	$290,130
Robert Sheft	$60,000	$200,000	$—	$—	$260,000
(1)Messrs. Zalik and Benjamin serve both as executive officers and directors of GreenSky. Their compensation is fully reflected in the Summary Compensation Table above, and they do not receive any additional compensation for their service as directors.
(2)Reflects the aggregate grant date fair value of each stock award, which was computed in accordance with FASB ASC Topic 718. The grant date fair value was determined by reference to the closing price of the Class A common stock on the grant date. For additional information, see Part II, Item 8 Note 12 Share-Based Compensation.
(3)The compensation included in the “All Other Compensation” column includes distributions in respect of GS Holdings equity awards for Messrs. Babbit and Freishtat.

We provide the following compensation to our non-employee directors:
Compensation Component	Amount
Annual Cash Retainer	$60,000
Annual Equity Award	$200,000 in shares of restricted Class A common stock, vesting in full on the one year anniversary of the date of grant
Additional Cash Retainer for Audit Committee Chair	$15,000
Additional Cash Retainer for Compliance Committee Chair	$15,000
Additional Cash Retainer for Compensation Committee Chair	$12,500
Additional Cash Retainer for Governance and Nominating Committee Chair	$9,000
Board Meeting Fees	None
We also reimburse all directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors' and officers' indemnity insurance policy.
Each director has five years from becoming a director to accumulate sufficient equity and achieve the ownership required by the Stock Ownership Guidelines, which is five times the director's annual cash retainer. As of the Record Date, each of GreenSky's directors was in compliance with the requirements of the Stock Ownership Guidelines.
Compensation Committee Interlocks and Insider Participation
During 2021, the Compensation Committee consisted of Messrs. Freishtat and Babbit. None of the members of the Compensation Committee was a current or former officer or employee of GreenSky or any of its subsidiaries. Gerald Benjamin, our Chief Administrative Officer and Vice Chairman, serves on the board of directors of NCG. Joel Babbit, one of our directors, serves as Chief Executive Officer of NCG. Since Mr. Babbit has served on GreenSky's Board, Mr. Benjamin has not participated in any decisions regarding Mr. Babbit's compensation as an officer of NCG. Except as described above, there were no Compensation Committee interlocks or insider participation in compensation decisions that are required to be disclosed in this Proxy Statement. None of the members of the Compensation Committee had any relationship requiring disclosure under "Related Party Transactions." See our discussion on compensation policies and practices as related to risk management in Part III, Item 11 Executive Compensation — Corporate Governance Policies — Risk Management.
Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K under the Exchange Act, we are providing the following information about the relationship of the annual total compensation of Mr. Zalik, our Chief Executive Officer, and the annual total compensation of our median employee.

Chief Executive Officer Total Annual Compensation	$1,252,019
Median Employee Total Annual Compensation	$72,078
Ratio of Chief Executive Officer to Median Employee Total Annual Compensation	17 : 1
To determine the median employee compensation, we analyzed all of GreenSky’s employees, excluding GreenSky’s Chief Executive Officer, as of December 31, 2021. We annualized wages and salaries for full-time or part-time employees who were not employed for the full year. We used base salary, actual bonus, and the fair value at grant date of equity compensation as the consistently applied compensation metric to determine the median employee. After identifying the median employee, we calculated annual total compensation for the median employee according to the methodology used to report the annual compensation of our Named Executive Officers in the Summary Compensation Table.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
We maintain the 2018 Plan, pursuant to which we may grant awards of (i) incentive and nonqualified stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; and (v) other stock or cash-based incentive awards. Outstanding awards under the GS Holdings Plan continue to be governed by the terms of such plan until exercised, expired or otherwise terminated or canceled. We do not currently expect to grant any new awards under the GS Holdings Plan. For additional information regarding the 2018 Plan and the GS Holdings Plan, see Part III, Item 11 Executive Compensation — Employee Benefit Plans.
The following table provides information about option awards under the 2018 Plan and the GS Holdings Plan as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans previously approved by security holders	2,055,423	$9.94	14,524,957
Equity compensation plans not approved by security holders	547,615(2)	$10.27	___(3)
Total	2,603,038	$10.01	14,524,957
(1)Does not include outstanding shares of previously-awarded restricted stock. Further, certain options included in this table were capped at $7.60 per share, such that, depending on prevailing market conditions, the number of securities to be issued upon exercise of outstanding options might be less than the total shown in this table.
(2)Represents options issued under the GS Holdings Plan. For more information, see Part III, Item 11 "Executive Compensation — Employee Benefit Plans — GreenSky Holdings, LLC Equity Incentive Plan."
(3)Does not include 3,505,681 Holdco Units remaining available under the GS Holdings Plan. We do not currently expect to grant additional awards under the GS Holdings Plan in the future.

Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership Table
The following table sets forth certain information regarding the beneficial ownership of our Class A common stock and our Class B common stock as of March 1, 2022, the Record Date. The information is provided with respect to (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of our Class A common stock, (ii) each of our directors, (iii) each of our NEOs, and (iv) all of our directors and NEOs, as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, which deem a person to beneficially own any shares of our Class A common stock the person has or shares voting or dispositive power over and any additional shares obtainable within 60 days through the exercise of options, warrants or other purchase rights. Shares of our Class A common stock subject to options, warrants or other rights to purchase that are currently exercisable or are exercisable within 60 days of the Record Date are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, warrants or other rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned. An asterisk indicates beneficial ownership of less than 1% of our Class A common stock, our Class B common stock or our combined voting power, as applicable.

	Shares Beneficially Owned
	Class A Common Stock(1)(2)		Class B Common Stock(1)(2)		Combined Voting Power
Name of Beneficial Owner	Number	Percentage	Number	Percentage
5% Stockholders
David Zalik(3)(4)	1,105,220	*	47,878,252	90.4%	72.6%
Robert Sheft(3)(5)	23,756,076	18.1%	*	*	3.6%
The Community Foundation Charitable Real Estate Fund(6)	9,917,912	7.6%	*	*	1.5%
Jewish Federation of Greater Atlanta(7)	6,635,735	5.1%	*	*	1.0%
Named Executive Officers and Directors (other than those listed above)
Joel Babbit(3)(8)	33,614	*	199,530	*	*
Arthur Bacci(3)(9)	96,538	*	*	*	*
Gerald Benjamin(3)(10)	789,628	*	1,237,563	2.3%	2.0%
Gregg Freishtat(3)(11)	76,272	*	*	*	*
Tim Kaliban(3)(12)	1,810,610	1.4%	1,073,530	2.0%	1.9%
Andrew Kang(3)(13)	312,458	*	*	*	*
Ritesh Gupta(3)(14)	411,347	*	*	*	*
Totals for Executive Officers and Directors as a group (8 persons)	4,635,687	3.5%	50,388,875	95.2%	77.0%
(1)Our Class A common stock entitles holders thereof to one vote per share, and our Class B common stock entitles holders thereof to ten votes per share, voting together as a single class.
(2)Subject to the terms of the Exchange Agreement, Holdco Units are exchangeable (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis, subject to customary adjustment for certain subdivisions (stock splits), combinations or purchases of Class A common stock or Holdco Units, or for cash (based on the market price of the shares of Class A common stock), at our option (such determination to be made by the disinterested members of our Board). See “Related Party Transactions—IPO and Related Transactions—Exchange Agreement.” Beneficial ownership of Holdco Units is not reflected in this table; however, information concerning ownership of Holdco Units is included in the footnotes below, where applicable. Under the Class A common stock columns, the numbers and percentages exclude shares of Class A common stock that may be acquired upon the exchange of Holdco Units and shares of Class B common stock.
(3)The address of the beneficial owner is c/o GreenSky, Inc., 5565 Glenridge Connector, Suite 700, Atlanta, Georgia 30342.
(4)Mr. Zalik beneficially owns (i) 39,716,670 Holdco Units and shares of GreenSky Class B common stock held by Founders Technology Investors, LLC; (ii) 8,161,582 Holdco Units and shares of GreenSky Class B common stock held by Financial Technology Investors, LLC. Mr. Zalik is the sole manager of each of Founders Technology Investors, LLC and Financial Technology Investors, LLC.
(5)Mr. Sheft beneficially owns (i) 22,063,630 shares of Class A common stock held by RS 2012 NV Trust ("RS Trust"), (ii) 1,105,220 shares of Class A common stock held by Robert Sheft Dynasty Trust ("Dynasty Trust"), and (iii) 587,226 shares of Class A common stock held directly. Mr. Sheft’s wife and brother are the members of RS Management Advisors, LLC, which is the Trustee of the Robert Sheft 2012 Trust and the Robert Sheft Dynasty Trust. Those trusts together own 99%, and Mr. Sheft owns 1%, of GS Investment Holdings, LLC. As such, Mr. Sheft has shared investment power over these shares.
(6)Based on a Schedule 13G filed by The Community Foundation Charitable Real Estate Fund with the SEC on February 3, 2022. The address of the beneficial owner is 4950 Murphy Canyon Road, San Diego, California 92123.
(7)Based on a Schedule 13G filed by the Jewish Federation of Atlanta with the SEC on January 26, 2022. The address of the beneficial owner is 1440 Spring Street, Atlanta, Georgia 30309.
(8)Includes (i) 199,530 Holdco Units and shares of Class B common stock; (ii) 33,614 shares of restricted Class A common stock over which Mr. Babbit has sole voting but no investment power.
(9)Includes 33,614 shares of restricted Class A common stock over which Mr. Bacci has sole voting but no investment power.
(10)Includes (i) 978,934 Holdco Units and shares of Class B common stock (including 105,000 Holdco Units and shares of Class B common stock over which Mr. Benjamin has sole voting but no investment power); (ii) 258,629 Holdco Units and shares of Class B common stock held by Benjamin Equity Investments, LLC ; (iii) 222,064 shares of restricted Class A common stock over which Mr. Benjamin has sole voting but no investment power; (iv) stock options that are currently exercisable or exercisable within 60 days of the Record Date to purchase 192,823 shares of Class A common stock; and (v) 300,000 shares of Class A common stock held by a foundation, over which Mr. Benjamin has shared investment power.
(11)Includes 33,614 shares of restricted Class A common stock over which Mr. Freishtat has sole voting but no investment power.
(12)Includes (i) 956,983 Holdco Units and shares of Class B common stock; (ii) 116,547 Holdco Units and shares of Class B common stock held by Kaliban 2014, LLC; (iii) 253,372 shares of restricted Class A common stock over which Mr. Kaliban has sole voting but no investment power; and (iv) stock options that are currently exercisable or exercisable within 60 days of the Record Date to purchase 192,823 shares of Class A common stock. Mr. Kaliban is the sole manager of Kaliban 2014, LLC.
(13)Includes (i) 263,330 shares of restricted Class A common stock over which Mr. Kang has sole voting but no investment power and (ii) stock options that are currently exercisable or exercisable within 60 days of the Record Date to purchase 8,547 shares of Class A common stock.
(14)Includes (i) 228,619 shares of restricted Class A common stock over which Mr. Gupta has sole voting but no investment power; and (ii) stock options that are currently exercisable or exercisable within 60 days of the Record Date to purchase 115,757 shares of Class A common stock.
Change in Control
Other than our proposed merger with Goldman Sachs, there are no arrangements, known to GreenSky, including any pledge by any person of securities of GreenSky or any of its parents, the operation of which may at a subsequent date result in a change in control of GreenSky. For more information regarding our proposed merger with Goldman Sachs, see Part I, Item 1 under "Pending Merger."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
Transactions with Related Persons
The following includes a summary of transactions since January 1, 2021 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.
IPO and Related Transactions
In connection with our IPO, we consummated the following transactions with related persons.
Operating Agreement of GS Holdings. GreenSky, Inc. holds a significant equity interest in GS Holdings and is the managing member of GS Holdings. Accordingly, GreenSky, Inc. operates and controls all of the business and affairs of GS Holdings and, through GS Holdings and its operating entity subsidiaries, conducts our business.
In connection with our IPO, the operating agreement of GS Holdings was amended and restated (referred to as the GS Holdings LLC Agreement) to, among other things, modify its capital structure by replacing the different classes of membership interests and profits interests with a single new class of membership interests of GS Holdings (referred to as Holdco Units). GS Holdings and GreenSky, Inc. entered into the GS Holdings LLC Agreement with the parties who received Holdco Units in connection with the reorganization transactions (including Joel Babbit, Gerald Benjamin, Gregg Freishtat, Tim Kaliban, Dennis Kelly and David Zalik), which we refer to as "Continuing LLC Members."
Under the GS Holdings LLC Agreement, GreenSky, Inc., as the managing member of GS Holdings, has the right to determine when distributions (other than tax distributions) will be made to holders of Holdco Units in GS Holdings and the amount of any such distributions, subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our credit agreements). If a distribution with respect to Holdco Units is authorized, such distribution will be made to the holders of Holdco Units pro rata based on their holdings of Holdco Units in accordance with their terms. In turn, GS Holdings, which is the managing member of GSLLC, has the right to determine when distributions (other than tax distributions) will be made by GSLLC to GS Holdings and the amount of any such distributions.
Under the terms of the GS Holdings LLC Agreement, all of the Holdco Units are subject to restrictions on disposition.
The holders of Holdco Units in GS Holdings, including GreenSky, Inc., will incur United States federal, state and local income taxes on their respective share of any taxable income of GS Holdings. Net profits and net losses of GS Holdings generally will be allocated to the holders of Holdco Units in GS Holdings (including GreenSky, Inc.) pro rata in accordance with their respective share of the net profits and net losses of GS Holdings. The GS Holdings LLC Agreement provides for cash distributions, which we refer to as "tax distributions," based on certain assumptions, to the holders of Holdco Units in GS Holdings (including GreenSky, Inc.) pro rata based on their Holdco Units in GS Holdings. Generally, these tax distributions to holders of Holdco Units in GS Holdings will be an amount equal to our estimate of the taxable income of GS Holdings, net of taxable losses, allocable per Holdco Unit in GS Holdings multiplied by an assumed tax rate set forth in the GS Holdings LLC Agreement. Any distributions will be subject to available cash and applicable legal and contractual restrictions.
Exchange Agreement. In connection with our IPO, the Continuing LLC Members, GS Holdings and GreenSky, Inc. entered into the Exchange Agreement under which the Continuing LLC Members (or certain permitted transferees thereof), and any other Exchange Agreement parties will have the right, subject to the terms of the Exchange Agreement, to exchange their Holdco Units (with automatic cancellation of an equal number of shares of our Class B common stock) for shares of our Class A common stock on a one-for-one basis, subject to customary adjustments for certain stock subdivisions (stock splits), combinations, or purchases of our Class A common stock or Holdco Units, or for cash (based on the market price of the shares of our Class A common stock), at our option (such determination to be made by the disinterested members of our Board). As an Exchange Agreement party exchanges

Holdco Units for shares of our Class A common stock or cash, at our option, the number of Holdco Units held by GreenSky, Inc. correspondingly increases as we acquire the exchanged Holdco Units, and a corresponding number of shares of our Class B common stock are cancelled.
Registration Rights Agreement. In connection with our IPO, we entered into a registration rights agreement whereby we may be required to register under the Securities Act the sale of shares of our Class A common stock (i) issuable to certain of the Continuing LLC Members upon exchange of Holdco Units (and automatic cancellation of shares of our Class B common stock) and (ii) issued to certain pre-IPO equity holders in connection with the reorganization transactions. The registration rights agreement also requires us to make available and keep effective shelf registration statements permitting sales of shares into the market from time to time over an extended period. In addition, certain of those stockholders have the ability to exercise certain demand registration rights and/or piggyback registration rights in connection with underwritten registered offerings requested by any of such holders or initiated by us.
Tax Receivable Agreement. Refer to Part II, Item 7 Borrowings — Tax Receivable Agreement and Part II, Item 8 Note 13 Income Taxes — Tax Receivable Agreement for an overview of and additional information regarding our obligations under the Tax Receivable Agreement.
Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including:
•the timing of any subsequent exchanges of Holdco Units—for instance, the increase in any tax deductions will vary depending on the fair value, which may fluctuate over time, of the depreciable or amortizable assets of GS Holdings at the time of each exchange;
•the price of shares of our Class A common stock at or around the time of the exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of GS Holdings is affected by the price of shares of our Class A common stock at the time of the exchange;
•the extent to which such exchanges are taxable—if an exchange is not taxable for any reason, increased deductions will not be available;
•the amount and timing of our income—GreenSky, Inc. generally will be required to pay 85% of the deemed benefits as and when deemed realized; and
•the allocation of basis increases among the assets of GS Holdings and certain tax elections affecting depreciation.
Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the tax savings associated with the purchase of Holdco Units from the exchanging members in connection with our IPO and future exchanges of Holdco Units (assuming such future exchanges occurred at December 31, 2021 and assuming automatic cancellation of an equal number of shares of Class B common stock) would aggregate to approximately $728.5 million based on the closing price on December 31, 2021 of $11.36 per share of our Class A common stock. Under such scenario, assuming future payments are made on the date each relevant tax return is due, without extensions, we would be required to pay approximately 85% of such amount, or $614.5 million to the other parties to the Tax Receivable Agreement.
Additionally, the Tax Receivable Agreement provides that (1) in the event that we materially breach any of our material obligations under the Tax Receivable Agreement, whether as a result of failure to make any payment, failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the agreements in a bankruptcy or otherwise, or (2) if, at any time, we elect an early termination of the agreement our obligations under the agreements (with respect to all Holdco Units, whether or not such units have been exchanged or acquired before or after such transaction) would accelerate and become payable in accordance with the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. If we had elected to terminate the Tax Receivable Agreement as of December 31, 2021, based on the closing price on December 31, 2021 of our Class A common stock, and a discount rate equal to 4.89% per annum, compounded annually, we estimate that we would have been required to pay $426.4 million in the aggregate under the Tax Receivable Agreement.
As a condition to the Merger Agreement, the Company and certain beneficiaries party to the TRA were required to enter into an amendment to the TRA (the "TRA Amendment"), which TRA Amendment provided that no payments under the TRA will be made following or as a result of the consummation of the Mergers.
Other Related Party Transactions. We lease approximately 82,400 square feet of office space located at 1797 NE Expressway, Atlanta, Georgia from a company owned by David Zalik, our Chief Executive Officer. As of the Record Date, the base rental rate was $23.52 per square foot, subject to annual increases of 3% at the beginning of each new lease year. The current lease term expires on April 30, 2023. For the year ended December 31, 2021, our total rent expense for such lease was approximately $1.7 million.
Mr. Robert Sheft, a former GreenSky director and beneficial owner of more than 5% of the outstanding Class A common stock, is the owner, Chairman and Chief Executive Officer of a company that is a merchant in the GreenSky program. For the period from January 1, 2020 to December 31, 2021, this company had approximately $8.1 million in transaction volume funded through the GreenSky program.
Indemnification Agreements. We are a party to indemnification agreements with, among others, each of our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.
Review, Approval or Ratification of Transactions with Related Persons
Under Nasdaq Marketplace Rules, our Audit Committee (or another independent body of our Board) is required to conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis. In accordance with our Audit Committee's charter, the Audit Committee must review and oversee all related party transactions. For these purposes, a "related party transaction" refers to all transactions for which review or oversight is required by applicable law or Nasdaq rules or that are required to be disclosed in the notes to GreenSky's financial statements or in GreenSky's SEC filings.
In addition, all of our employees, officers and directors are required to comply with the Code of Ethics. The Code of Ethics addresses, among other things, what actions are required when potential conflicts of interest may arise, including those from related party transactions. Specifically, if an employee, officer or director believes a conflict of interest exists or may arise, he or she is required to disclose promptly the existence of the conflict, or potential conflict, to GreenSky's Chief Legal Officer, General Counsel or Audit Committee Chair, who will evaluate the conflict and take the appropriate action, if any, to ensure that our interests are protected.
Since January 1, 2021, there have been no transactions that were required to be reported under "—Transactions with Related Persons" where the procedures described above did not require review, approval or ratification or where these procedures were not followed.
Director Independence
For information on the independence of our directors, see Part III, Item 10 "Corporate Governance — Committees and Meetings of the Board".

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Auditor Fees
The Audit Committee selected PricewaterhouseCoopers ("PwC") to serve as GreenSky's independent registered public accounting firm for the fiscal year ending December 31, 2021. We first engaged PwC in 2014, and PwC has served as our principal accounting firm since that date.
Audit Fees. The aggregate fees billed by PwC for professional services rendered for the audits of our annual consolidated financial statements, and the reviews of the unaudited consolidated financial statements included in our quarterly reports on Form 10-Q, totaled $2.2 million for the fiscal year ended December 31, 2021 and $2.2 million for the fiscal year ended December 31, 2020.
Audit-Related Fees. The aggregate fees billed by PwC related to assurance and similar services totaled $109,000 for the fiscal year ended December 31, 2021 and $43,500 for the fiscal year ended December 31, 2020. These fees were principally related to the audit of GreenSky's 401(k) plan and services performed in connection with GreenSky's review of strategic alternatives.
Tax Fees. There were no tax fees billed by PwC for the fiscal years ended December 31, 2021 and 2020.
All Other Fees. All Other Fees consist of any fees and expenses for professional services not included in one of the other categories. All Other Fees totaled $7,900 and $3,600, respectively, for the fiscal years ended December 31, 2021 and 2020, and relate to the annual license renewal for PwC's accounting research software and disclosure checklists.
All audit-related services, tax services and other non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by PwC was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The Audit Committee's outside auditor independence policy provides for pre-approval of audit, audit-related and tax services specifically described by the Audit Committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

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

(2) Financial Statement Schedules
The following financial statement schedules are included in this Form 10-K:
•Schedule II. Valuation and Qualifying Accounts is presented for the years ended December 31, 2021, 2020 and 2019.
All remaining schedules are omitted and are not applicable or not required, or the required information is presented in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number Reference
2.1	Agreement and Plan of Merger, dated as of September 14, 2021, by and among The Goldman Sachs Group, Inc., Goldman Sachs Bank USA, GreenSky, Inc. and GreenSky Holdings, LLC	8-K	001-38506	September 15, 2021	2.1
3.1	Amended and Restated Certificate of Incorporation of GreenSky, Inc.	8-K	001-38506	May 29, 2018	3.1
3.2	Amended and Restated Bylaws of GreenSky, Inc. (Effective as of January 31, 2019)	8-K	001-38506	February 6, 2019	3.1
4.1	Description of Class A Common Stock of GreenSky, Inc.	10-K	001-38506	March 2, 2020	4.1
4.2	Registration Rights Agreement, dated May 23, 2018	8-K	001-38506	May 29, 2018	4.1
10.1†	GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	10-Q	001-38506	August 10, 2018	10.1
10.1(a)†	Form of Incentive Stock Option Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	10-K	001-38506	March 15, 2019	10.1(a)
10.1(b)†	Form of Non-Qualified Stock Option Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	10-K	001-38506	March 15, 2019	10.1(b)
10.1(c)†	Form of Restricted Stock Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	10-K	001-38506	March 15, 2019	10.1(c)
10.1(d)†	Form of Restricted Stock Unit Agreement under GreenSky, Inc. 2018 Omnibus Incentive Compensation Plan	10-K	001-38506	March 15, 2019	10.1(d)
10.2†	GreenSky Holdings, LLC Equity Incentive Plan	S-1/A	333-224505	May 7, 2018	10.23
10.3†	GreenSky, Inc. Annual Incentive Plan	8-K	001-38506	February 6, 2019	10.1
10.4†	GreenSky, Inc. Executive Severance Plan	8-K	001-38506	April 4, 2019	10.1
10.5†	Non-Employee Director Compensation Package	10-Q	001-38506	August 10, 2020	10.1
10.6†	Employment Agreement, dated September 25, 2014, with David Zalik	S-1	333-224505	April 27, 2018	10.4
10.7†	Offer Letter, dated January 2, 2012, for Timothy D. Kaliban	S-1/A	333-224505	May 7, 2018	10.5
10.8†	Offer Letter, dated August 2, 2020, between GreenSky, Inc. and Andrew Kang	10-Q	001-38506	November 9, 2020	10.1
10.9†	Separation Agreement and General Release, dated February 26, 2021, between GreenSky, LLC and Kevin Goldstein	10-Q	001-38506	May 5, 2021	10.1
10.10	Form of Indemnification Agreement for each of GreenSky Inc.’s directors and executive officers	S-1	333-224505	April 27, 2018	10.7
10.11	Second Amended and Restated Operating Agreement of GreenSky Holdings, LLC, dated May 23, 2018	8-K	001-38506	May 29, 2018	10.3
10.11(a)	First Amendment to Second Amended and Restated Operating Agreement of GreenSky Holdings, LLC, dated August 24, 2018	10-Q	001-38506	November 9, 2018	10.1
10.11(b)	Second Amendment to Second Amended and Restated Operating Agreement of GreenSky Holdings, LLC, dated September 14, 2021	10-Q	001-38506	November 4, 2021	10.1
10.12	Tax Receivable Agreement, dated May 23, 2018	8-K	001-38506	May 29, 2018	10.1
10.12(a)	Amendment No. 1 to the Tax Receivable Agreement, dated July 27, 2021	10-Q	001-38506	November 4, 2021	10.2
10.13	Exchange Agreement, dated May 23, 2018	8-K	001-38506	May 29, 2018	10.2
10.14	Credit Agreement, dated August 25, 2017, as amended by Amendment No. 1 to Credit Agreement, dated March 29, 2018, among GreenSky Holdings, LLC, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A.	S-1	333-224505	April 27, 2018	10.8
10.14(a)	Amendment No. 2 to Credit Agreement, dated June 10, 2020, among GreenSky Holdings, LLC, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A.	10-Q	001-38506	August 10, 2020	10.3
10.15	Phoenix Blackstone Center Lease, as amended, with Phoenix Blackstone, LLC	S-1/A	333-224505	May 7, 2018	10.18
10.16#	Second Amended and Restated Loan Origination Agreement, as amended, between GreenSky, LLC and Truist Bank (successor by merger to SunTrust Bank)	S-1	333-224505	April 27, 2018	10.9

Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number Reference
10.16(a)#	Amendment No. 3 to Second Amended and Restated Loan Origination Agreement, dated September 28, 2018, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	November 9, 2018	10.3
10.16(b)#	Amendment No. 4 to Second Amended and Restated Loan Origination Agreement, dated February 20, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	May 15, 2019	10.2
10.16(c)#	Amendment No. 5 to Second Amended and Restated Loan Origination Agreement, dated February 28, 2020, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	May 11, 2020	10.1
10.16(d)*#	Amendment No. 6 to Second Amended and Restated Loan Origination Agreement, dated December 15, 2021, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)
10.16(e)#	Second Amended and Restated Servicing Agreement, as amended, between GreenSky, LLC and Truist Bank (successor by merger to SunTrust Bank)	S-1	333-224505	April 27, 2018	10.10
10.16(f)#	Amendment No. 3 to Second Amended and Restated Servicing Agreement, dated March 20, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	May 15, 2019	10.3
10.16(g)#	Amendment No. 4 to Second Amended and Restated Servicing Agreement, dated April 9, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	August 14, 2019	10.1
10.16(h)#	Amendment No. 5 to Second Amended and Restated Servicing Agreement, dated June 21, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	August 14, 2019	10.2
10.16(i)#	Amendment No. 6 to Second Amended and Restated Servicing Agreement, dated July 10, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	November 14, 2019	10.1
10.16(j)	Amendment No. 7 to Second Amended and Restated Servicing Agreement, dated July 10, 2019, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	November 14, 2019	10.2
10.16(k)#	Amendment No. 8 to Second Amended and Restated Servicing Agreement, dated August 17, 2020, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)	10-Q	001-38506	November 9, 2020	10.4
10.16(l)*#	Amendment No. 9 to Second Amended and Restated Servicing Agreement, dated December 15, 2021, among GreenSky, LLC, GreenSky Servicing, LLC and Truist Bank (successor by merger to SunTrust Bank)
10.17#	Loan Origination Agreement, as amended, between GreenSky, LLC and Synovus Bank	S-1	333-224505	April 27, 2018	10.13
10.17(a)#	Fifth Amendment to Loan Origination Agreement, dated May 21, 2018, between GreenSky, LLC and Synovus Bank	8-K	001-38506	May 29, 2018	10.6
10.17(b)#	Sixth Amendment to Loan Origination Agreement, dated September 5, 2018, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	November 9, 2018	10.6
10.17(c)#	Seventh Amendment to Loan Origination Agreement, dated December 5, 2018, between GreenSky, LLC and Synovus Bank	10-K	001-38506	March 15, 2019	10.16(c)
10.17(d)#	Eighth Amendment to Loan Origination Agreement, dated September 30, 2019, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	November 14, 2019	10.3
10.17(e)*#	Ninth Amendment to Loan Origination Agreement, dated November 8, 2021, between GreenSky, LLC and Synovus Bank
10.17(f)#	Servicing Agreement, as amended, between GreenSky, LLC and Synovus Bank	S-1	333-224505	April 27, 2018	10.14

Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number Reference
10.17(g)#	Fourth Amendment to Servicing Agreement, dated May 21, 2018, between GreenSky, LLC and Synovus Bank	8-K	001-38506	May 29, 2018	10.7
10.17(h)#	Fifth Amendment to Servicing Agreement, dated September 27, 2018, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	November 9, 2018	10.5
10.17(i)#	Sixth Amendment to Servicing Agreement, dated December 5, 2018, between GreenSky, LLC and Synovus Bank	10-K	001-38506	March 15, 2019	10.16(g)
10.17(j)#	Seventh Amendment to Servicing Agreement, dated December 28, 2018, between GreenSky, LLC and Synovus Bank	10-K	001-38506	March 15, 2019	10.16(h)
10.17(k)#	Eighth Amendment to Servicing Agreement, dated March 22, 2019, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	May 15, 2019	10.4
10.17(l)#	Ninth Amendment to Servicing Agreement, dated September 30, 2019, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	November 14, 2019	10.4
10.18#	Second Amended and Restated Loan Origination Agreement, dated December 23, 2020, between GreenSky, LLC and Fifth Third Bank, National Association	10-K	001-38506	March 10, 2021	10.20
10.18(a)#	Second Amended and Restated Servicing Agreement, dated December 23, 2020, between GreenSky, LLC and Fifth Third Bank, National Association	10-K	001-38506	March 10, 2021	10.20(a)
10.19#	Loan Origination Agreement, dated November 5, 2018, between GreenSky, LLC and BMO Harris Bank N.A.	10-K	001-38506	March 15, 2019	10.18
10.19(a)	Amendment No. 1 to Loan Origination Agreement, dated June 30, 2020, between GreenSky, LLC and BMO Harris Bank N.A.	10-Q	001-38506	August 10, 2020	10.6
10.19(b)#	Amendment No. 2 to Loan Origination Agreement, dated April 16, 2021, between GreenSky, LLC and BMO Harris Bank N.A.	10-Q	001-38506	August 5, 2021	10.1
10.19(c)#	Servicing Agreement, dated November 5, 2018, between GreenSky, LLC and BMO Harris Bank N.A.	10-K	001-38506	March 15, 2019	10.18(a)
10.19(d)#	Amendment No. 1 to Servicing Agreement, dated June 30, 2020, between GreenSky, LLC and BMO Harris Bank N.A.	10-Q	001-38506	August 10, 2020	10.6(a)
10.19(e)#	Amendment No. 2 to Servicing Agreement, dated April 16, 2021, between GreenSky, LLC and BMO Harris Bank N.A.	10-Q	001-38506	August 5, 2021	10.2
10.19(f)*#	Amendment No. 3 to Servicing Agreement, dated December 7, 2021, between GreenSky, LLC and BMO Harris Bank N.A.
10.20#	Facility Loan Origination Agreement, dated May 27, 2020, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	August 10, 2020	10.5
10.20(a)*#	First Amendment to Facility Loan Origination Agreement, dated November 8, 2021, between GreenSky, LLC and Synovus Bank
10.20(b)#	Facility Servicing Agreement, dated May 27, 2020, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	August 10, 2020	10.5(a)
10.20(c)#	Economics Agreement, dated May 27, 2020, between GreenSky, LLC and Synovus Bank	10-Q	001-38506	August 10, 2020	10.5(b)
10.20(d)#	First Amendment to Economics Agreement, dated December 31, 2020, between GreenSky, LLC and Synovus Bank	10-K	001-38506	March 10, 2021	10.22(c)
10.21#	Warehouse Credit Agreement, dated May 11, 2020, as amended by Amendment No. 1, dated July 24, 2020, Amendment No. 2, dated December 1, 2020 and Amendment No. 3, dated December 18, 2020, among GS Investment I, LLC, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A.	10-K	001-38506	March 10, 2021	10.23
10.21(a)*	Amendment No. 4 to Warehouse Credit Agreement, dated December 1, 2021, among GS Investment I, LLC, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A.
21*	List of Subsidiaries of GreenSky, Inc.
23*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number Reference
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
The following financial information from GreenSky, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Changes in Equity (Deficit) for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
#	Certain portions of this exhibit have been omitted because they are both not material and are the type that the Company treats as private or confidential.
†	Management contract, compensatory plan or arrangement.

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

GREENSKY, INC.

March 11, 2022	By	/s/ David Zalik
David Zalik Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 11, 2022.

Signatures	Title

/s/ David Zalik	Chief Executive Officer and Chairman of the Board of Directors
David Zalik	(Principal Executive Officer)

/s/ Andrew Kang	Executive Vice President and Chief Financial Officer
Andrew Kang	(Principal Financial Officer)

/s/ Angela Nagy	Chief Accounting Officer
Angela Nagy	(Principal Accounting Officer)

/s/ Gerald Benjamin	Chief Administrative Officer, Vice Chairman and Director
Gerald Benjamin

/s/ Joel Babbit	Director
Joel Babbit

/s/ Arthur Bacci	Director
Arthur Bacci

/s/ Gregg Freishtat	Director
Gregg Freishtat

Schedule II. Valuation and Qualifying Accounts
GreenSky, Inc. and Subsidiaries

	Balance at beginning of period	Charged to costs and expenses(1)	Deductions	Balance at end of period
	(in thousands)
Year Ended December 31, 2019
Allowance for losses on accounts receivable	$168	$950	$(880)	$238
Valuation allowance on loan receivables held for sale	676	3,895	(2,606)	1,965
Year Ended December 31, 2020
Allowance for losses on accounts receivable	$238	$644	$(569)	$313
Valuation allowance on loan receivables held for sale	1,965	67,488	(59,247)	10,206
Year Ended December 31, 2021
Allowance for losses on accounts receivable	$313	$35	$(198)	$150
Valuation allowance on loan receivables held for sale	10,206	31,284	(37,493)	3,997
(1)Includes bad debt recoveries.